Form 10KSB
period 1999-12-31
ALR TECHNOLOGIES INC
filed 2000-04-11
CIK 1087022

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                   Commission file number 0-30414

                       ALR TECHNOLOGIES, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0225807
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                         15446 Bel-Red Road
                             Suite 310
                  Redmond, Washington   98052-5507
   (Address of principal executive offices, including zip code.)

                           (425) 376-2578
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
      December 31, 1999 - $458,618.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2000 was $5,615,736. There are approximately 22,462,946 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 23, 2000 - 26,078,446 shares of Common Stock

Documents Incorporated by Reference

1. Form 10SB Registration Statement (SEC File #000-30414) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after December 10, 1999.

3. Form 8-K Current Report and all exhibits thereto, which was filed with the Securities and Exchange Commission on February 16, 2000.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

                               PART I

ITEM 1.   BUSINESS.

Background

     ALR TECHNOLOGIES, INC. (the "Company") was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.

     Prior to April 1998, the Company was inactive. In April 1998, the Company changed its business purpose to marketing and assemble a pharmaceutical compliance device which was owned by A Little Reminder
(ALR) Inc. ("ALR").

     On October 21, 1998, the Company entered into an agreement with ALR whereby the Company would have the non-exclusive right to distribute certain products of ALR described below.

     In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,553,130 shares of the Company's common stock thereby making ALR a subsidiary corporation of the Company. ALR also has outstanding 124,695 shares of Class B common stock, none of which is owned by the Company.

     ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR continued its jurisdiction under the laws of Canada on September 23, 1996 and to the state of Wyoming on
July 31, 1998.   ALR owns one subsidiary corporation, Timely Devices,
Inc. ("TDI"). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. ALR owns all of the total outstanding shares of TDI. TDI has only one class of common stock outstanding.

     In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol "MBET." Subsequently the symbol was changed to "ALRT."

     The Company has no history of operations and has not earned any revenues. TDI, its wholly owned subsidiary corporation has been in operation and earned revenues for the last three years. The Company currently has limited funds available for its continued operation. The Company believes that unless it obtains additional capital through loans or the sale of securities, it may have to cease operations at the end of three months.

Products

     The Company currently, through its subsidiary corporation, TDI, manufactures two products: the Reminder and the Program Station. A description of the products; the retail price of the products; and how the products differ from the two programming methods outlined in "Product Research." The ALRT Medication Reminder(TM) (the "Reminder") which is approximately 1" x 2" x 1/4" in size, is small enough to be
extremely mobile.   Based upon programming by the pharmacist or health
care professional, the Reminder admits a sound in order to alert a patient that it is time for his medication.

     The Reminder is programmed by the pharmacist or health care professional by using a programming station (the "Program Station"). The Program Station is approximately 4" x 5" x 1" and fits conveniently on the pharmacist's counter. The Reminder is inserted into to the Program Station. The pharmacist enters the information schedule into the Program Station and the same is transmitted through the Program Station to the Reminder. Thereafter, the Reminder will alert the patient when it is time for medication. The Reminder and the Program Station are sold separately.

      The Company's suggested retail price for the Reminder is $19.95. A retailer is not bound by any agreement to sell that Reminder for $19.95, but may sell the Reminder to the public at any price it desires.

Benefits of a Reminder System

      The Company believes that a reminder system benefits patients by alerting them to take medication at a prescribed time thereby improving the effectiveness of the medication and reducing medication non-compliance. Medication non-compliance often results in further treatment complications which can become more expensive than simple medication therapy.

     In addition, where required doses of medication are missed by a patient, bacteria become tolerant to the unconcentrated dosage which can result in the medication becoming ineffective for the patient. Further, by not taking the prescribed medication at the prescribed times, bacteria develop resistance to certain prescription drugs and often the overall efficacy of the drug is lost. In these cases, the health of the patient is jeopardized and pharmaceutical drug manufacturers ("Pharmas") must develop a new drug at an increased expense in order to address that resistance. Hence medication compliance creates a healthier customer.

Marketing Strategy

     The Company currently has not targeted any particular market. The Company's operations are limited to the North American geographical area.

     The Company intends to target Pharmas located in the United States and Canada because North America is the largest single pharma market in the world. The Company believes that by targeting Pharmas, the Pharmas will insist upon the Company's products being recommended or included with a prescriptive medicine. The Company also anticipates directing its marketing efforts toward the Health Maintenance Organizations ("HMOs") which are constantly looking for ways to cut medical expenses.

     The Company currently does not advertise its products through any medium. The Company currently promotes its products via word of mouth through its officers, directors and employees. The Company has created a website for approximately $10,000 and does not anticipate doing webcommerce at this time or make any further substantial expenditures in connection therewith. The Company does not have any link arrangements with other websites or any time-ins with any search engines.

      On the 4th day of June, 1999, the Company entered into an exclusive Distribution Agreement with Technilab Pharma ("TP") to market its products in Canada. The term of the agreement is for a period of twelve months commencing June 4, 1999. The agreement is subject to three successive twelve month renewals, unless either party terminates the agreement upon sixty days notice to the other party. The agreement calls for a minimum initial order of CDN$650,000, which TP has paid CDN$277,000 and minimum annual orders thereafter of CDN$750,000. All sales of the Company's products in Canada will be made by TP. The Company believes that TP's failure to sell at least CD$750,000 in products will have an adverse effect on the Company's operations. TP and its officers and directors are not related in any manner to the Company and any of its officers and directors.

Manufacturing

     There are a number of contract manufacturers located in the United States, Mexico, and Canada that will be able to manufacture the Company's Reminder and Program Station. The Company issues purchase orders for work to be completed as required. There are no ongoing or exclusive manufacturing agreements entered into with any of said contract manufacturers.

     The raw materials which are used to manufacture the Company's products are readily available from the other sources and consist of electronic components and casings.

     The Reminder and Program Stations are manufactured by Electronics Manufacturing Group, Inc. ("EMG") in Calgary, Alberta, Canada on a purchase order basis. Assembly, testing, and packaging is completed by ALR in Edmonton, Alberta, Canada. The Reminder and Program Stations are shipped from the Company's office located in Edmonton, Alberta, Canada.

Patents and Licenses

     The Company through ALR and TDI own the following patents and proprietary rights:

     1. Patent to the Reminder and Program System registered in the United States in February 1997 (Patent No. 5,602,802) and pending registration in Canada in October 1996 (No. A12,131,783).

     2.   Registered trademark "A Little Reminder," registration number
TMA 489,443.

     The Company intends to register trademarks for TDI, ALRT, ALRT Medication Reminder and ALR in the United States and Canada. While the Company intends to register the foregoing trademarks, there is no assurance that the trademarks will ever be registered or if registered will protect the Company's rights thereunder.

Product Research

     The Company is currently engaging in product research and development to simplify the programming of the Reminder. The new methods of programming the Reminder are "Serial" and "On-Screen" and are outlined below.

     The Company spent $61,318 on product research in the twelve month period ending December 31, 1999 compared to $6,105 in the six month fiscal period ended December 31, 1998 and $35,202 and $35,492 in the fiscal years ended June 30, 1998 and June 30, 1997, respectively. The Company plans to spend $100,000 on product research and development in the next fiscal year.

     The Company intends to complete the development of the serial method programming in the first quarter of 2000 and believes that this
method will be available to customers in the second half of 2000.   The
Company intends to complete the on-screen programming method in the second quarter of 2000 and believes that this product will be available to customers in 2001. While the Company believes the foregoing events will occur as described above, there is no assurance that the time table for the programming methods will be available as indicated.

Serial Programming

     This method of programming the Reminder makes use of software running on a personal computer to send the alarm times through the computer's serial port to a simplified programmer.

     The serial programmer requires fewer components than the stand-alone programmer and can therefore be manufactured at significantly lower cost.

     The programmers can be installed in pharmacies at much lower cost. This will allow the Company more flexibility in providing incentives to expand the base of installed programmers. Software-driven programming is faster and more convenient in higher volumes than stand-alone programming.

On-Screen Programming

     This method of programming makes use of software running on a personal computer to send the alarm times to the Reminder through the computer screen. This method is completely software-driven and requires no separate hardware or programmer. Onscreen programming is currently under development.

     This will be the least expensive method since no hardware beyond the pharmacist's personal computer is involved. The only costs are the up-front software development costs to the Company.

     This method will be made available over the Internet. The task of programming a Reminder can then be accomplished instantly, anywhere, by anyone authorized to do so by the Company.

Competition

     The Company competes with other corporations that produce medication compliance devices, some of whom have greater financial, marketing and other resources than the Company.

     The principal methods of competition are patient information strategies and compliance packaging. The Company believes that the approximate number of competitors are six, but the Company does not have any information to estimate its share of the market. The competing medication devices are information pamphlets, compliance packaging, and other forms of devices. The devices include clocks, labels, organization systems and pagers.

     The Company is not aware of larger companies with greater resources that have established web sites to sell medication compliance devices.

Employees

     The Company presently employs five persons, two of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

Offices

     The Company's corporate offices are located at 15446 Bel-Red Road, Suite 310, Redmond, Washington 98052-5507, telephone (425) 376-2578. The Company leases 1,000 square feet of office space from Group Health Cooperative pursuant to a written lease. The term of the lease is two years and the monthly rental payment is $1,690.00. The lease commenced on March 15, 1999 and will expire on March 31, 2001.

     ALR leases offices located at 650 Georgia Street, Suite 2000, Vancouver, British Columbia V6B 4N8, telephone (604) 685-0992. ALR leases 1,077 square feet of office space from Grosvenor International Canada Limited on a month to month basis. The monthly rental is CDN$1,605.

     TDI leases office space located at 18161 102 Avenue, Edmonton, Alberta, Canada, telephone (780) 448-0510. TDI leases 2,350 square feet of space from York Realty, Inc. pursuant to a written lease. The term of the lease is sixty (60) months and the monthly rental payment is CDN$1,460.00. The lease commenced on June 1, 1998 and will expire on May 31, 2003.

Public Relations

     The Company handles investor relations internally with costs that do not exceed $3,000 per month.

Risks Associated with the Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has reviewed its information technology and non-information technology to identify and Year 2000 problems and found it to be Year 2000 compliant. The Company also communicated with its vendors that supply raw materials for the manufacture of the its products and communicated with the its manufactures to determine if they were Year 2000 compliant. In the course of the investigation, the Company did not encountered any material Year 2000 deficiencies with the third party vendors and manufacturers.

     To date, the Company has not incurred any material costs directly associated with its compliance efforts, except compensation expense associated with its salaried employees who have devoted sometime to its assessment and remediation efforts.

Risk Factors.

     1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has no history of operations. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company.

     2. Market Acceptance. The Company's success and growth will depend upon the Company's ability to market its existing products. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See "Business - Products."

     3. Liquidity; Need for Additional Financing. The Company believes that it will need additional cash during the next twelve months. Assuming the Company has no sales and is unable to sell any securities, the Company believes that it can continue operations for a period of three months. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Company is currently suffering from a lack of liquidity that it believes will impair its short-term marketing and sales efforts and adversely affect its results for the current
quarter and until   additional cash is received. is the Auditor's
report on our consolidated financial statements for the year ended December 31, 1999 include additional comments that indicate that the Company has suffered recurring losses and negative cash flow from operations and has a net capital deficiency at December 31, 1999, conditions that raise substantial doubt about our ability to continue as a going concern. Management's plans to overconm these uncertainties include planning to offer 6,000,000 shares of common stock at an offering price of $0.25 per share pursuant to Reg. 506 of the Securities Act of 1933. As of the date hereof, the Company has not prepared an offering memorandum, offered or sold any securities. See "Financial Statements."

     4. Technology Risk. The Company and its competitors utilize different applications of known technology. Should a competitor develop a technological breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the Company's products would be at risk of becoming obsolete.

     5. Competition. Some of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly
with numerous other products.   The Company competes with clocks,
pagers, labels and information systems, all of which, indirectly, reminder a person to take his medication. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

     6. Product Defects. In the event any of the Company's products prove defective, the Company may be required to redesign or recall products. While the Company has not had a recall to date, a redesign or recall could cause the Company to incur significant expenses, disrupt sales and adversely affect the reputation of the Company and its products, any one or a combination of which could have a material adverse affect on the Company's financial performance.

     7. Product Reliability . The Company's products have not been in service for a sufficient time to determine their reliability. The Company has not conducted any independent tests of its products.
Failure of a substantial number of the Company's products would result in severe damage to the Company's reputation.

     8. Patents and Trademarks. The Company and ALR presently hold certain patents and trademarks and are attempting to expand their patent and trademark protection. While the Company believes that patent rights are important and protect the Company's proprietary rights in the patented technologies, there can be no assurance that any future patent application will ultimately mature as an issued patent, or that any present or future patents of the Company will prove valid or provide meaningful protection from competitors. See "Business - Patents and Trademarks."

     9. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its officers and directors. See "Business" and "Management."

     10. Issuance of Additional Shares. Approximately 42,921,554 shares of Common Stock or 65.23% of the 75,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities."

     11. Indemnification of Officers and Directors for Securities Liabilities. The Company's Bylaws provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in laws of the state of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     12. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

     13. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy."

     14. Penny Stock - Additional Sales Practice Requirements. The Company's common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.

Forward Looking Statements

     Except for the description of historical facts contained herein, this Form 10-SB contains certain forward-looking statements concerning future applications of the technologies to be acquired by the Company and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology,
(ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management's Discussion and Analysis or Plan of Operations" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company does not currently own any real property. The Company's corporate offices are located at 15446 Bel-Red Road, Suite 310, Redmond, Washington 98052-5507, telephone (425) 376-2578. The
Company leases 1,000 square feet of office space from Group Health Cooperative pursuant to a written lease. The term of the lease is two years and the monthly rental payment is $1,690.00. The lease commenced on March 15, 1999 and will expire on March 31, 2001.

     ALR leases offices located at 650 Georgia Street, Suite 2000, Vancouver, British Columbia V6B 4N8, telephone (604) 685-0992. ALR leases 1,077 square feet of office space from Grosvenor International Canada Limited on a month-to-month basis. The monthly rental is CDN$1,605.

     TDI leases office space located at 18161 102 Avenue, Edmonton, Alberta, Canada, telephone (780) 448-0510. TDI leases 2,350 square feet of space from York Realty, Inc. pursuant to a written lease. The term of the lease is sixty (60) months and the monthly rental payment is CDN$1,460.00. The lease commenced on June 1, 1998 and will expire on May 31, 2003.

     The Company owns no other property. TDI owns inventory consisting of Reminders and Program Stations and raw materials.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened, other than as listed below:

          The Company's subsidiary corporation, TDI is a defendant in a lawsuit captioned Sony of Canada, Ltd., Plaintiff, v. Timely Devices, Inc., Defendant, Case No. 9903-16077 pending in the Court of Queen's Bench of Alberta, Judicial District of Edmonton wherein the plaintiff obtained a judgment against TDI in the amount of CDN$47,697.43 on an open account on an open account as a result of TDI's failure to pay for batteries it purchased from Sony.
     The Company subsequently made a payment to reduce the amount owing to CDN$24,213.72.

          The Company and Sidney Chan and Knight's Financial Ltd., promoters of the Company are parties in a lawsuit captioned David T.M. Chai, Helen Yee Wah Lee, and Margaret Chau-Ramos, Plaintiffs
     v. ALR TECHNOLOGIES, INC., Sidney Chan, Knight's Financial Ltd., et al., Defendants, Case No. C995320 pending in the Supreme Court of British Columbia, wherein the plaintiffs allege that the defendants breach a contract, committed negligent acts, and breached their fiduciary duties to the plaintiffs. The plaintiffs are seeking to recover approximately $141,000 actual damages, an undisclosed amount of punitive damages, court costs and attorney's
     fees.   The litigation arose out of a loan to the Company by one
     P.T. Koosa Tripatira (the "Lender"), an Indonesia corporation.
     The amount of the loan was CDN$75,000. The Company acknowledges owing said CDN$75,000 to the Lender. The plaintiffs, however, contend that they are owed expenses of CDN$20,025 related to the loan. The Company denies the foregoing and intends to litigate the issue.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the Shareholders during the fourth quarter of 1999.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol ""ALRT." In January 1998, the National Association of Securities Dealers, Inc. ("NASD") amended NASD Rule 6530 and 6540 to limit quotations on the OTCBB to the securities of issuers that report their current financial information Securities and Exchange Commission, or to banking or insurance regulators. The Company is required to become complaint with such amended rules no later than September 2, 1999 (after taking into effect the benefit of a thirty-day grace period pursuant to NASD Rule 6530 and 6540 amendments.). The Company did not become so compliant by such date, and trading of the Common Stock of the Company will be limited to the so-called "pink sheets," until such time as the Company can again qualify for trading on the OTCBB. It therefore may be more difficult to dispose of or to obtain accurate price quotations on the Common Stock. The Company's symbol was changed to "ALRTE" as a result of the Company's failure to become complaint with the amendments to NASD Rule 6530 and 6540. Summary trading by quarter for the 1999 and 1998 fiscal years are as follows:

                                        High      Low
     Fiscal Quarter                     Bid [1]   Bid [1]
     1999
          Fourth Quarter                0.27      0.055
          Third Quarter                 0.72      0.18
          Second Quarter                1.5625    0.35
          First Quarter                 2.375     0.6875
     1998
          Fourth Quarter                0.10      0.09
          Third Quarter                 0.00      0.00
          Second Quarter                0.00      0.00
          First Quarter                 0.00      0.00

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 1999, there were 32,078,446 common shares of the Company issued and outstanding.

     At December 31, 1999, there were 130 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

     No cash dividends have been declared by the Company nor are any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for working capital.

     From July 7, 1997 to April 7, 1998, the common stock of ALR traded in a range of $0.15 to $1.55 per share on the Vancouver Stock Exchange. The common shares were subsequently halted from trading on the Vancouver Stock Exchange on April 7, 1998 pending a change of business purpose. On July 27, 1998, ALR requested that ALR's common shares be delisted from the Vancouver Stock Exchange.

Dividends.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The Company has been largely inactive since its incorporation and has received nominal revenues from operations, but has not earned a profit or established a break-even cash flow. See "Item 7. Certain Relationships And Related Transactions."

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has issued 250,000 shares of common stock for cash proceeds of $125,000 and has made a non-transferable rights offering to certain shareholders allowing the holder to acquire one share of common stock for cash proceeds of $0.50 per share. Under the rights offering 253,816 shares were issued in consideration of $126,908 Other than the foregoing, and as disclosed in this Form 10-SB, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future.

     In November 1999, a subsidiary of the Company borrowed CDN$550,000 from the Bank of Montreal secured by a letter of credit issued by TP. This loan is for a term of six months with interest payable at prime plus two percent and will be repaid from accounts receivables generated in the fourth quarter and first quarter 2000 due from TP. The Company has not initiated any other negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     Though the Company's subsidiary TDI initiated sales through a distribution contract with Novopharm Quebec in December 1996, and then established a new distribution contract with TP in June 1999.

     The Company is continuing to develop product enhancements that will provide significant savings to production costs and increase market penetration. The product enhancements consist of programming alternatives and new features such as new casting designs.

     The Company does not intend to purchase a plant or significant equipment.

     The Company will hire employees on an as needed basis.  The
Company expects to hire additional employees during the next six months, however the Company cannot at this time determine the number of employees it will be hiring.


RESULTS OF OPERATIONS - JULY 1, 1997 THROUGH DECEMBER 31, 1999.

     The Company did not have sufficient sales for the 1997 and 1998 fiscal years to cover overhead and realize the lowest production costs. In the latter part of 1998 and early 1999 the costs of ALRT's acquisition of ALR put further strain on the Company's capital resources. In June 1999, the Company entered into a new distribution agreement with TP to sell its product in Canada and sales were down while that transaction was occurring. The Company is now recording sales from the new distribution agreement.

For the Period January 1, 1999 through December 31, 1999

     Sales for the period were $458,618 and cost of goods sold were $388,903 as compared to $218,208 and $159,350, respectively for the six month period ended December 31, 1998. In addition, the loss on writedown of inventory for the year ended December 31, 1999 was $89,285. This resulted in a gross margin of $(19,570) as compared to a gross margin of $58,858 for the six month period ended December 31, 1998. Proportionally, cost of goods sold increased in the most recent fiscal period as a result of production problems. The inventory writedown arose from the Company's plans to revise its procuring and manufacturing procedures. The Company is now reviewing new manufacturing alternatives that will lower costs and provide better reliabilty. Current inventory may not be compatible with the new manufacturing arrangements. The combination of these two items contributed towards the negative gross margin for fiscal 1999.

     In 1999, the Company changed its distribution form Novapharm to Technilab. Approximately 76% of the 1999 sales were to the new Canadian distributor.

     The Selling, general and administrative expenses were $254,161 for the year ended December 31, 1999 as compared with $67,336 for the six month period ended December 31, 1998. These costs are higher than in the prior fiscal periods due to opening a new head office in Redmond Washington and incurring additional expenses associated with promoting the Company and its products.

     The Company incurred Professional fees of $471,772 for the year ended December 31 1999 as compared with $142,871 for the six month period ended December 31, 1998. The fees are comprised primarily of legal, accounting and financial advisory expenses incurred in the acquisition of ALR by ALRT and ALRT becoming a public company.

     The Company incurred an inventory writedown of $89,285 in fiscal 1999. This writedown arose from the Company's plans to revise its procuring and manufacturing procedures. The Company is now reviewing new manufacturing alternatives that will lower costs and provide better reliabilty. Current inventory may not be compatible with the new manufacturing arrangements.

     Wages and Benefits expenses increased to $229,027 for the year ended December 31, 1999 as compared with $55,638 for the six month period ended December 31, 1998 due to hiring new staff. The Company hired a new Chairman and Vice President of Technology. The Chairman has since been terminated but may be replaced in 2000. The Company also plans additional staff in 2000 as sales increase.

     Rent increased to $60,562 for the year ended December 31, 1999 as compared with $8,571 for the six month period ended December 31, 1998 due to the addition of offices in Redmond Washington and Vancouver B.C.

     Development costs increased to $61,318 for the year ending
December 31, 1999 as compared with $6,105 for the six month period ended December 31, 1998 due to costs incurred for product design.

     A net loss of $1,141,965 was realised for the 1999 fiscal year as compared with $256,322 for the six month period ended December 31, 1998. The increased losses were due to the professional fees incurred in the acquisition of ALR by ALRT and new staff hired. The Company
expects professional   fees to reduce in the future  and the salaries
are now lower due to the termination of the Chairman, Mike Best, although a new Chief Executive Officer may be hired in 2000.

     Accounts receivable increased to $192,419 at December 31, 1999 from $10,963 on December 31, 1998 as a result of a large sale to TP in the fourth quarter.

     Inventory decreased to $106,644 at December 31, 1999 from $266,975 on December 31, 1998 as a result of the Company's plan to revise its manufacturing procedures.

     Prepaid expenses, deposits and advances increased to $61,858 on December 31, 1999 from $1,021 on December 31, 1998 primarily as a result of an advance to a Vice President and Shareholder(Lorne Drever) of $55,291.

     Accounts payable increased to $509,715 on December 31, 1999 from $372,775 on December 31, 1998 as a result of continuing operating losses.

For the Period July 1, 1998 through December 31, 1998

     Sales for the six month period ended December 31, 1998 were $218,208 as compared to $409,870 for the previous twelve months ended June 30, 1998. Production costs remained high due to the small volumes and the Company lost $256,322 as compared to $248,556 for the year ended June 30, 1998. ALR sold over 20,000 units of product at an average price of $10.80 per unit. Because production levels are inadequate to receive substantial discounts for quantity purchase of parts and supplies, Costs of Goods Sold was 73% of Revenues, resulting in a gross margin of 27%. Selling, general and administrative costs increased to $67,336 for the six month period compared to the annual expenses of $83,716 in 1997 due to opening a new Head Office in Redmond Washington and hiring additional staff. Professional fees increased to $142,871 from $42,392 the year prior due to the costs that ALRT incurred in becoming a public company.

For the Period July 1, 1997 through June 30, 1998

     Sales were $409,870 and costs of goods sold $297,024 resulting in a gross profit of $112,846. Sales increased three fold over results from the year ended June 30, 1997.

     Expenses were $339,556 for the period. Professional fees and other costs of combination for the two businesses were substantially absent relative to costs associated with same during six month period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has issued 26,078,446 shares of its Common Stock to shareholders of ALR, officers, directors and others. The Company has no operating history and no material assets other than the assets of ALR.

Cash Balances

     At December 31, 1999, the Company's cash balance was $7,261 compared to $33,642 at December 31, 1998. At June 30, 1998 the cash balance was $35,935 and at June 30, 1997, the Company had a bank overdraft of $22,604.

Short and Long Term Liquidity

     With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 1999 was 0.31 compared to 0.47 as of December 31, 1998. The Company's current ratio as of June 30, 1998 was 0.76 and 0.58 as of June 30, 1997. The greater the current ratio, the greater the short-term liquidity of the Company.

     The Company's short term liquidity has declined due to a lack of sales. The Company intends to raise additional capital through the sale of common stock to fund operations until sale levels increase. There is no assurance that the Company will be able to raise any capital through the sale of common stock.

     With respect to the Company's long-term liquidity, the Company will continue to depend almost exclusively on equity financing through private placements and warrant and option exercises until such time, if ever, that the Company's sales increase to a level sufficient to support the Company's overheads.

Cash Used in Operating Activities

     Cash used by the Company in operating activities during the year ended December 31, 1999 totaled $919,161. The Company incurred a net loss of $1,141,965 for the year ended December 31, 1999 as compared to a net loss of $256,322 for the six months ended December 31, 1998. Cash used by the Company in operating activities during the six-month period ended December 31, 1998 totaled $207,627. The Company incurred a net loss during this period of $256,322. Cash used in operating activities during fiscal years ended June 30, 1998 and 1997 totaled $282,186 and $157,775, respectively, including net losses of $248,556 and $257,517, respectively.

Cash Proceeds from Financing Activities

     During the year ended December 31, 1999, the Company raised net cash proceeds from equity financing in the amount of $918,043. In the fourth quarter, the Company arranged a bank loan in the amount of $381,071 to cover operating and manufacturing expenses. The loan is repayable in two equal installments on February 1, 2000 and May 1,
2000.   During the six month period ended December 31, 1998, the
Company raised net cash proceeds from equity financing in the amount of $95,219 compared to the twelve months ended June 30, 1998 where net cash proceeds were $489,141. In the fiscal year ended June 30, 1997, there were no equity financings.

     At this time the Company does not have the resources to meet all of its obligations, but is implementing plans that will generate sufficient cash flows over the next 12 months. The Company requires approximately $25,000 per month to pay basic overhead and further product development will only be undertaken if there is sufficient capital available. Plans to improve liquidity include; 1) reduce inventory by selling product to TP in the first quarter of 2000, 2) raise additional equity/debt financing as required. and 3) generate new sales of the Reminder and the Program Station. The Company cannot continue operating beyond March 2000 without additional capital. If the Company's efforts to obtain additional financing through private placements and warrant and option exercises are unsuccessful, the Company may have to cease operations. If the plans to reduce inventory in the first quarter of 2000 through sales to TP and the plans to generate new sales by the second half of 2000 are unsuccessful, the Company may have to cease operations. None of these events are certain and may jeopardize the Company's ability to meet its obligations if they are not completed.

     Negative working capital has had the effect of limiting the Company from accumulating inventory of manufactured products to facilitate timely delivery of orders. Furthermore, it has slowed the pace of product development and reduced the Company's marketing efforts.

     The Company has three loans outstanding that aggregate $234,970 that are past their due date. At December 31, 1999, none of the lenders have called their loans and the Company intends to renegotiate or repay the loans as liquidity improves. There are no assurances, however, that none of the lenders will commence legal action in the future.

     The Company is party to two separate legal proceedings more fully disclosed in Item 8. Legal Proceedings. The claims against the Company total CDN$119,238.72 plus costs of which the Company recorded CDN$99,213.72 as a liability in the accounts. Negative outcome of these proceedings would further increase the negative working capital position of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Financial Statements begin on following page.

KPMG LLP
Chartered Accountants
300 - 1674 Bertram Street                    Telephone (250) 763-5522
Kelowna BC V1Y 9G4                           Telefax   (250) 763-0044
Canada                                       www.kpmg.ca


                    INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. and subsidiaries as at December 31,1999 and 1998 and the related consolidated statements of loss, shareholders' deficiency and comprehensive income, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of loss, shareholders' deficiency and comprehensive income and cash flows for the year ended June 30, 1998 were audited by other auditors whose report dated February 19, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses and negative cash flow from operations and has a net capital deficiency, conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ KPMG, LLP
Kelowna, Canada
March 24, 2000

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
$United States

December 31, 1999 and 1998
                                        1999           1998
ASSETS

Current assets:
 Cash                                   $      7,261   $   33,642
 Accounts receivable, net of
  allowance of $6,735
  (1998 - $1,454)                            192,419       10,963
 Income taxes recoverable                         -         8,727
 Inventories (note 4)                        106,644      266,975
 Prepaid expenses, deposits
  and advances                                61,858        1,021
                                        ------------   ----------
                                             368,182      321,328

Fixed assets (note 5)                         26,714       29,658
                                        ------------   ----------
                                        $    394,896   $  350,986
                                        ============   ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
 Bank loan (note 6)                     $    381,071   $       -
 Accounts payable and
  accrued liabilities                        509,715      372,775
 Current portion of long term
  debt (note 7)                              290,953      309,889
                                        ------------   ----------
                                           1,181,739      682,664

Long term debt (note 7)                       13,613      136,081

Shareholders' deficiency:
 Capital stock (note 8)                       32,078      422,143
 Additional paid in capital                1,245,759           -
 Deficit                                  (2,100,570)    (958,605)
 Accumulated other comprehensive income
  Cumulative translation adjustment           22,277       68,703
                                        ------------   ----------
                                            (800,456)    (467,759)
Related party transactions (note 9)
Commitment (note 10)
Contingencies (note 11)
Subsequent events (note 12)
                                        ------------   ----------
                                        $    394,896   $  350,986
                                        ============   ==========

     See accompanying notes to consolidated financial statements
On behalf of the Board:
/s/ Sidney Chan                    /s/ Kenneth Robulak
Director                           Director

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
$United States

                                             Six month
                              Year Ended     period ended   Year ended
                              12/31/99       12/31/98       06/30/98

Sales                         $   458,618    $  218,208     $  409,870

Cost of sales
 Cost of goods sold               388,903       159,350        297,024
 Loss on write-down of
  inventory                        89,285            -              -
                              -----------    ----------     ----------
                                  478,188       159,350        297,024
                              -----------    ----------     ----------
                                  (19,570)       58,858        112,846

Operating expenses
 Depreciation                      12,116         4,124          8,894
 Development costs                 61,318         6,105         35,202
 Foreign exchange (gain) loss      (1,783)       13,149             -
 Interest                          23,005        17,386         20,738
 Loss on write-down of fixed
  assets (note 12(c))              12,217            -              -
 Professional fees                471,772       142,871         42,392
 Rent                              60,562         8,571         23,124
 Selling, general and
  administrative                  254,161        67,336         83,716
 Wages and benefits               229,027        55,638        125,490
                              -----------    ----------     ----------
                                1,122,395       315,180        339,556
                              -----------    ----------     ----------
Net loss before the
 undernoted                     1,141,965       256,322        226,710

Other income (expense):
 Loss on disposal of
  fixed assets                         -             -         (16,126)
 Loss on write-off of
  loan receivable                      -             -          (5,720)
                              -----------    ----------     ----------
                                       -             -         (21,846)
                              -----------    ----------     ----------
Net loss for the period       $ 1,141,965    $  256,322     $  248,556
                              ===========    ==========     ==========
Loss per share                $      0.04    $     0.01     $     0.01
                              ===========    ==========     ==========
Weighted average shares
 outstanding                   30,747,841    26,349,931     20,789,863
                              ===========    ==========     ==========





    See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statement of Shareholders' Deficiency and Comprehensive
Income
$United States

Year ended December 31, 1999, six month period ended December 31, 1998 and year ended June 30, 1999
                                        Additional
                         Share          Paid-In
                         Capital        Capital
                         (Note 8)       (Note 8)       Deficit

Balance, June 30, 1997   $  206,051     $         -    $   (453,727)

Net change in capital
 stock (note 8)              99,739               -              -

Comprehensive income:
 Net loss                        -                -        (248,556)
 Foreign currency
  translation adjustment
  (note 2(a))                    -                -              -
                         ----------     ------------   ------------
Comprehensive loss
                         ----------     ------------   ------------
Balance, June 30, 1998      305,790               -        (702,283)

Net change in capital
 stock (note 8)             116,353               -              -

Comprehensive income:
 Net loss                        -                -        (256,322)
 Foreign currency
  translation adjustment
  (note 2(a))                    -                -              -
                         ----------     ------------   ------------
Comprehensive loss
                         ----------     ------------   ------------
Balance,
 December 31, 1998          422,143               -        (958,605)

Net change in capital
 stock (note 8)            (390,065)              -              -

Net changes in additional
paid in capital (note 8)         -         1,245,759             -

Comprehensive income
 Net loss                        -                -      (1,141,965)
 Foreign currency
  translation adjustment
  (note 2 (a))
                         ----------     ------------   ------------
Comprehensive loss
                         ----------     ------------   ------------
Balance,
 December 31, 1999       $   32,078     $  1,245,759   $ (2,100,570)
                         ==========     ============   ============

     See accompanying notes to consolidated financial statements
                                 F-4 a

ALR TECHNOLOGIES INC.
Consolidated Statement of Shareholders' Deficiency and Comprehensive
Income
$United States

Year ended December 31, 1999, six month period ended December 31, 1998 and year ended June 30, 1999
                                   Accumulated         Total
                                   Other               Shareholders'
                                   Comprehensive       Equity
                                   Income              (Deficit)

Balance, June 30, 1997             $   5,006           $   (242,670)

Net change in capital
 stock (note 8)                           -                  99,739

Comprehensive income:
 Net loss                                 -                (248,556)
 Foreign currency
  translation adjustment
  (note 2(a))                         36,341                 36,341
                                   ---------           ------------
Comprehensive loss                                         (212,215)
                                   ---------           ------------
Balance, June 30, 1998                41,347               (355,146)

Net change in capital
 stock (note 8)                           -                 116,353

Comprehensive income:
 Net loss                                 -                (256,322)
 Foreign currency
  translation adjustment
  (note 2(a))                         27,356                 27,356
                                   ---------           ------------
Comprehensive loss                                         (228,966)
                                   ---------           ------------
Balance,
 December 31, 1998                    68,703               (467,759)

Net change in capital
 stock (note 8)                           -                (390,065)

Net changes in additional
paid in capital (note 8)                  -               1,245,759

Comprehensive income
 Net loss                                 -              (1,141,965)
 Foreign currency
  translation adjustment
  (note 2 (a))                       (46,426)               (46,426)
                                   ---------           ------------
Comprehensive loss                                     $ (1,188,391)
                                   ---------           ------------
Balance,
 December 31, 1999                 $  22,277           $   (800,456)
                                   =========           ============

       See accompanying notes to consolidated financial statements
                                F-4b

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
$United States


                                             Six month
                              Year Ended     period ended   Year ended
                              12/31/99       12/31/98       06/30/98
Cash flows from operating
 activities (note 13):
 Cash received from customers $    277,162   $  221,547     $  601,719
 Cash paid to suppliers
  and employees                 (1,173,318)    (419,744)      (983,122)
 Interest paid                     (23,005)      (9,430)       (29,482)
                              ------------   ----------     ----------
Net cash used by
 operating activities             (919,161)    (207,627)       (282,186)

Cash flows from financing activities:
 Proceeds from bank loan           381,071           -              -
 Proceeds from long term debt           -        42,990        135,886
 Repayment of long term debt      (183,264)     (15,130)       (96,598)
 Cash acquired on business
  Combination                       43,469       32,704             -
 Advances to ALR Tech. prior
  to business combination         (253,151)          -              -
 Advances to TDI                        -        58,697             -
 Cash received on exercise
  of warrants                      918,043       95,219             -
 Common shares issued for
  cash                                  -            -         489,141
 Common shares acquired                 -            -        (203,860)
                              ------------   ----------     ----------
Net cash provided by
 financing activities              906,168      214,480        324,569

Cash flows from investing
 activities:
 Purchase of fixed assets           (8,589)      (8,467)        (8,990)
 Foreign currency translation
  adjustment                        (4,799)        (679)        25,146
                              ------------   ----------     ----------
Increase (decrease) in cash        (26,381)      (2,293)        58,539

Cash, beginning of period           33,642       35,935       (22,604)
                              ------------   ----------     ---------
Cash, end of period           $      7,261   $   33,642     $  35,935
                              ============   ==========     =========

Non-cash financing and investing activities (note 14).








    See accompanying notes to consolidated financial statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

ALR Technologies Inc. (the "Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed in the National Association of Security Dealers Over the Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of a pharmaceutical compliance device called the ALRT Medication Reminder. Approximately 75% of the Company's 1999 sales were from one customer under an exclusive distribution agreement in Canada. Three different customers accounted for approximately 93% and 68% of the Company's sales for the six month period ended December 31, 1998 and the year ended June 30, 1998 respectively.

1.   Basis of presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of operations in the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. The outcome of these matters cannot be predicted at this time.

These consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements.

Management plans to obtain financing through additional funding from shareholders' (see note 12(b)) and through future private placements. Management plans to realize sufficient sales in future years to achieve profitable operations.

2.   Significant accounting policies:

a)   Translation of financial statements

     For the all periods presented, the Company operated primarily in Canada, and its consolidated operations were conducted primarily in Canadian currency. These statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied was as follows:

     i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.4433 (December 31, 1998 - US $1.00 per Cdn. $1.5333; June
          30, 1998 - US $1.00 per Cdn. $1.4716).

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

2.   Significant accounting policies (continued):


     ii) Revenues and expenses are translated at the average exchange rate for the year ended December 31, 1999, being US $1.00 per Cdn. $1.4844 (six month period ended December 31, 1998 - US $1.00 per Cdn. $1.5285; year ended June 30, 1998 - US $1.00 per
          Cdn. $1.4216).
     iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

b)  Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. ("TDI"). All significant intercompany balances and transactions have been eliminated on consolidation.

Effective April 30, 1999, ALR Tech. acquired 99.96% of the issued outstanding Class A common shares of ALR Inc. through an exchange of shares. As ALR Inc. shareholders obtained control of ALR Tech. through the exchange of their Class A common shares for common shares of ALR Tech., the acquisition of ALR Inc. has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss, shareholders' deficiency and comprehensive income and cash flows reflect the results of operations and cash flows of ALR Inc., for the year ended December 31, 1999, combined with those of its legal parent, ALR Tech. from acquisition on April 30, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

The 0.04% minority interest in ALR Inc. is not material and, therefore, has not been presented in these consolidated financial statements.

Effective July 27, 1998, Tren Exploration Inc. ("ALR Inc.") acquired 100% of the outstanding Class A common shares of A Little Reminder (ALR) Inc. ("ALR (old)") through an exchange of shares. As ALR (old) shareholders obtained control of ALR Inc. through the exchange of their Class A common shares for Class A common shares of ALR Inc., the acquisition of ALR
(old) has been accounted for in these consolidated financial statements as a reverse acquisition. Effective July 29, 1998, ALR (old) was wound up into ALR Inc. and, as a result ALR Inc. acquired 100% of the outstanding common shares of TDI. Also on this date, ALR Inc. changed its name to A Little Reminder (ALR) Inc. ALR (old) was not active for the period from July 1, 1998 to July 27, 1998, the date of acquisition. Consequently, the consolidated statements of loss, shareholders' deficiency and comprehensive income and cash flows reflect the results of operations and cash flows of TDI for the six month period ended December 31, 1998, combined with those of its legal parent, ALR Inc., from acquisition on July 27, 1998, in accordance with generally accepted accounting principles for reverse acquisitions.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

2.   Significant accounting policies (continued):

c)   Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)   Financial instruments

The fair values of cash, accounts receivable, income taxes recoverable, bank loan and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the term loans, financing agreement, note payable and grant repayable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the demand loan as the maturity date is not determinable. It is not practical to determine a fair value for the promissory note payable and advances to and loans from shareholders due to the nature of the amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument. The maximum credit risk exposure for all financial assets is the carrying value of the asset.

e)   Inventories

Raw materials inventory is stated at the lower of cost and replacement cost. Finished goods inventory is stated at the lower of cost and net realizable value. Cost for all inventories is determined using a weighted average cost method.

f)   Fixed assets

Fixed assets are stated at cost. Depreciation is provided using the following bases and annual rates:

     Asset                         Basis               Rate

     Automotive equipment          Declining balance   30%
     Computer equipment            Declining balance   30%
     Office equipment              Declining balance   20%
     Leasehold improvements        Straight-line       50%
     Production equipment          Declining balance   30%

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

2.   Significant accounting policies (continued):

g)   Loss per share

Loss per share has been calculated using the weighted average number of common shares issued and outstanding during the period. The number of issued and outstanding common shares of ALR Tech. for periods prior to April 30, 1999 reflect the equivalent number of ALR Tech. common shares issued in exchange for ALR Inc. Class A shares at those dates.

h)  Income taxes


Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards are available future tax deductions.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

i)   Commitments and contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

j)   Revenue recognition

The Company recognizes revenue at such time as the product is shipped to the customer.

k)   Accounting standards change

In June 1998, the Financial Accounting Standards Board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statements is not expected to have a significant impact on the Company's results of operations or financial position.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

3.   Business combination:

ALR Tech. business combination with ALR Inc.:

Effective April 30, 1999, ALR Tech. and ALR Inc. executed a business combination agreement. ALR Tech. issued 36,533,130 common shares to the shareholders of ALR Inc. in consideration for 99.96% of the issued and outstanding Class A common shares of ALR Inc. on the basis of one common share of ALR Tech. for every Class A common share of ALR Inc. As the former shareholders of ALR Inc. obtained control of ALR Tech. through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, ALR Inc. is considered to have acquired ALR Tech. with the results of ALR Tech.'s operations included in the consolidated financial statements from the date of acquisition. The acquisition has been recorded at the net asset value of ALR Tech. at the date of acquisition. The acquisition details are as follows:

     Net assets
     Cash                                         $   43,469
     Prepaid expenses                                191,492
     Fixed assets                                      5,768
     Accounts payable and accrued liabilities        (56,726)
     Advances from ALR Inc.                         (253,151)
                                                  ----------
                                                  $  (69,148)
                                                  ----------
     Consideration given for net assets acquired
      36,533,130 common shares issued             $  (69,148)
                                                  ==========

As ALR Inc. is deemed to be the continuing entity, capital stock and additional paid in capital have been increased by $36,533 and $1,027,794 respectively (note 8 (b)) as a result of accounting for this combination as a reverse takeover.

In connection with the business combination, 6,000,000 shares (ALR Inc. treasury shares prior to the business combination) were returned for cancellation and the Company acquired and canceled 10,000,000 shares for $1,000.

Under reverse takeover accounting principles and the purchase method of accounting, the results of operations of ALR Tech. are included in the consolidated financial statements only from the effective date of the acquisition.

The following table sets forth unaudited pro-forma statements of operations data of the Company which reflects adjustments to the consolidated financial statements to present the business combinations of ALR Tech. and ALR Inc. as if the combinations were effective July 1, 1997 and 1998 and January 1, 1998:

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

3.   Business combination (continued):

                         December 31,   December 31,   June 30,
                         1999           1998           1998
                         (Unaudited)    (Unaudited)    (Unaudited)

Sales                    $   458,618    $ 218,208      $   409,870
                         ===========    =========      ===========
Net loss for the period  $ 1,462,195    $ 281,039      $ 1,562,862
                         ===========    =========      ===========
Loss per share           $     (0.05)   $   (0.01)     $     (0.01)
                         ===========    =========      ===========

The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had ALR Tech. and ALR Inc. constituted a single entity during such periods.

b)   ALR Inc. business combination with ALR (old):

Effective July 27, 1998, ALR (old) and ALR Inc. executed a business combination agreement. ALR Inc. issued 22,437,500 Class A common shares to the shareholders of ALR (old) in consideration for all of the issued and outstanding Class A common shares of ALR (old) on the basis of 1.022 Class A common shares of ALR Inc. for every Class A common share of ALR
(old). As the former shareholders of ALR (old) obtained control of ALR Inc. through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, ALR (old) is considered to have acquired ALR Inc. with the results of ALR Inc.'s operations included in the consolidated financial statements from the date of acquisition. The acquisition has been recorded at the net asset value of ALR Inc. at the date of acquisition. The acquisition details are as follows:

     Net assets
      Cash                                        $  32,704
      Advances to TDI                               123,942
      Accounts payable and accrued liabilities      (74,294)
      Demand loan                                   (48,914)
                                                  ---------
                                                  $  33,438
                                                  =========
     Consideration given for net assets acquired
      22,437,500 Class A common shares issued     $  33,438
                                                  =========
As ALR (old) is deemed to be the continuing entity, share capital of ALR Inc. has been decreased by $1,804,343 (note 8 (b)) as a result of accounting for this combination as a reverse takeover.

Under reverse takeover accounting principles and the purchase method of accounting, the results of operations of ALR Inc. are included in the consolidated financial statements only from the effective date of the acquisition.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

3.   Business combination (continued):

The following table sets forth unaudited pro-forma statements of operations data of the Company which reflects adjustments to the consolidated financial statements to present the business combinations of ALR Inc., ALR (old) and TDI as if the combinations were effective July 1, 1998 and 1997:

                                        December 31,   June 30,
                                        1998           1998
                                        (Unaudited)    (Unaudited)

     Sales                              $  218,208     $   409,870
                                        ==========     ===========
     Net loss for the period            $  260,464     $ 1,562,862
                                        ==========     ===========
     Loss per Class A share             $    (0.01)    $     (0.08)
                                        ==========     ===========

The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had ALR Inc., ALR (old) and TDI constituted a single entity during such periods.

4.   Inventories:
                                        1999           1998

     Raw materials                      $       -      $ 260,065
     Finished goods                        106,644         6,910
                                        ----------     ---------
                                        $  106,644     $ 266,975
                                        ==========     =========
5.   Fixed assets:
                                                            1999
                                             Accumulated    Net book
                                   Cost      depreciation   value

     Automotive equipment          $ 22,531  $ 14,182       $  8,349
     Computer equipment              20,148     7,835         12,313
     Office equipment                 3,666       367          3,299
     Leasehold improvements           4,405     1,652          2,753
                                   --------  --------       --------
                                   $ 50,750  $ 24,036       $ 26,714
                                   ========  ========       ========

                                                            1998
                                             Accumulated    Net book
                                   Cost      depreciation   value
     Automotive equipment          $ 21,209  $  9,981       $ 11,228
     Computer equipment               7,620     4,840          2,780
     Office equipment                10,440     1,716          8,724
     Production equipment            10,129     3,203          6,926
                                   --------  --------       --------
                                   $ 49,398  $ 19,740       $ 29,658
                                   ========  ========       ========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

6.   Bank loan:

The bank loan (Cdn. $550,000) bears interest at prime plus 2.0%, is repayable in two equal installments on February 1, and May 1, 2000 and is secured by a general assignment of book debts and an irrevocable letter of credit from a supplier.

7.   Long term debt:
                                             1999           1998

Term loan, due August 30, 1999, bearing
interest at prime plus 4.5%, secured by
a general security agreement and
postponement of certain shareholder
loans (Cdn. $91,919 and Cdn. $134,871)       $  63,687      $  87,961

Financing agreement, repayable in monthly
instalments of $380 (Cdn. $550) including
interest at 10.90%; secured by specific
automotive equipment with a carrying value
of $8,349 (Cdn. $10,448 and Cdn. $15,582)        7,239         10,162

Note payable, unsecured, bearing interest
at prime plus 1.5% and due January 31,
1999 (Cdn. $212,213 and Cdn. $212,213)         147,033        138,403

Grant repayable, unsecured and due January
30, 1999.  Overdue payments bear interest
at prime plus 2.0% (Cdn. $35,000 and
Cdn. $35,000)                                   24,250         22,827

Demand loan payable to a former shareholder
of ALR Inc., unsecured, bearing no interest,
and with no stated terms of repayment
(Cdn. $75,000 and Cdn. $75,000)                 51,964         48,914

Shareholders' loans, unsecured, bearing
no interest and with no stated terms of
repayment (Cdn. $15,000 and Cdn. $77,645)       10,393         70,205

Promissory note payable to a company owned
by two shareholders, repaid in the year
(Cdn. $103,495)                                     -          67,498
                                             ---------      ---------
                                               304,566        445,970
     Current portion due within one year       290,953        309,889
                                             ---------      ---------
                                             $  13,613      $ 136,081
                                             =========      =========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

7.  Long term debt (continued):

Interest on long term debt totalled $18,963 for the year ended December 31, 1999 (six month period ended December 31, 1998 - $17,386, year ended June 30, 1998 - $20,738).

     At December 31, 1999, scheduled payments of $234,970 on outstanding debt were overdue. The Company has not received any waivers from creditors for the late payments on these debts (note 11(a)).

     The aggregate maturities in agreements of long term debt, excluding shareholders' loans, for each of the two years subsequent to December 31, 1999 are as follows:

2000 - $290,953; 2001 - $3,220.

8.   Capital stock and additional paid in capital:

a)   Authorized:
     75,000,000 common shares with a par value of $0.001 each.

b)   Issued and outstanding:
                                        1999           1998
     Capital stock
     Common shares (see below)          $    32,078    $ 617,799
     124,695 Class B shares of ALR Inc.          -             1
                                        -----------    ---------
                                             32,078      617,800
     Treasury shares (6,000,000
      Class A shares)                            -      (195,657)
                                        -----------    ---------
                                        $    32,078    $ 422,143
                                        -----------    ---------
     Additional paid in capital
      (see below)                       $ 1,245,759    $      -
                                        ===========    =========

The continuity of the Company's issued and outstanding common shares and additional paid in capital is as follows:
                                             Number of
                                             shares         Amount
ALR (old)

Balance, June 30, 1998                       21,950,000     $ 489,142

Exchanged into ALR Inc. Class A shares
 of 4 shares for each ALR (old) Class
 A share not held in escrow and 1 Class
 A share for each ALR (old) Class A
 share held in escrow                           487,500            -
                                             ----------     ---------
Class A shares of ALR Inc. issued to
 ALR (old) shareholders at time of business
 combination on July 27, 1998                22,437,500     $ 489,142
                                             ==========     =========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

8.   Capital stock and additional paid in capital (continued):

b)   Issued and outstanding:
                                        Number of
                                        shares         Amount
ALR Inc.

Balance, June 30, 1998                  10,253,180     $   2,293,485

Reduction in the book value of ALR
Inc.'s Class A share capital to that
of ALR (old)                                    -         (1,804,343)
                                        ----------     -------------
Balance, July 26, 1998, prior
business combination with ALR (old)     10,253,180           489,142

Class A shares issued to acquire
Class A shares of ALR (old) (above),
recorded at the carrying value of
ALR Inc.'s net assets                   22,437,500            33,438
                                        ----------     -------------
Balance, July 27, 1998, after
business combination with ALR (old)     32,690,680           522,580

Issued on exercise of warrants for
cash at $0.26 (Cdn. $0.40) per share       365,000            95,219
                                        ----------     -------------
Balance, December 31, 1998              33,055,680           617,799

Issued on exercise of warrants for
cash at $0.27 (Cdn. $0.40) per share     3,491,000           938,043

Value of treasury shares exchanged
for ALR Tech. common shares                     -           (207,857)

Class A shares not exchanged for
ALR Tech. common shares                    (13,550)               -
                                        ----------     -------------
ALR Tech. common shares issued to
acquire ALR Inc. Class A shares         36,533,130     $   1,347,985
                                        ----------     -------------

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

8.   Capital stock and additional paid in capital (continued):

                                                       Additional
                              Number of      Capital   paid in
                              shares         stock     capital

ALR Tech.

Balance, December 31, 1998     11,041,500    $  11,042 $    20,708

Issued for cash at $0.50
 per share                        503,816          503     251,405
                              -----------    --------- -----------
                               11,545,316       11,545     272,113

Increase in book value of
ALR Tech. capital stock and
additional paid in capital
to that of ALR Inc.                    -        36,533   1,027,794
                              -----------    --------- -----------
Balance, April 30, 1999,
prior to business combination
with ALR Inc.                  11,545,316       48,078   1,299,907

Common shares issued to acquire
ALR Inc. Class A shares,
recorded at carrying value of
ALR Tech.'s net assets         36,533,130           -     (69,148)

Common shares acquired and
retired                       (16,000,000)     (16,000)     15,000
                              -----------    --------- -----------

Balance, December 31, 1999    32,078,446     $  32,078 $ 1,245,759
                              ==========     ========= ===========
c)   Stock options:

The Company is committed to issuing 200,000 stock options to former directors once a stock option plan is formally adopted. Each option will allow the holder to purchase one of the Company's common shares at an exercise price of $0.50 per share. The options will expire on June 4, 2001.

9.   Related party transactions:

During the year ended December 31, 1999, the Company incurred professional fees to a company owned by two shareholders totaling $136,050 (six months period ended December 31, 1998 - $12,444, year ended June 30, 1998 - nil). The transactions were incurred in the normal course of the Company's operations and were, accordingly, recorded at the exchange amount of consideration established and agreed to by the related parties. At December 31, 1999 and 1998, the Company had the following related party balances:

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

9.   Related party transactions (continued):

                                             1999      1998

     Advances to shareholders included in
 prepaid expenses, deposits and advances     $ 55,291  $      -

Accounts payable and accrued liabilities     $ 14,744  $      -

Long term debt (note 7)                      $ 10,393  $ 137,703
                                             ========  =========

During the year ended December 31, 1999, the Company entered into an agreement, with two shareholders, to acquire promissory notes receivable from unrelated parties with a face value of $693,000 (Cdn. $1,000,000) through the issuance of promissory notes payable. The promissory notes receivable are secured by a pledge of 5,000,000 of the Company's common shares. The promissory notes payable issued by the Company are due December 31, 1999 (note 12(a)) and can be fully settled through the return of the promissory notes received upon issuance. As the promissory notes received by the Company were in default at the date of the transaction and their collection was doubtful, their fair value was determined to be nil. Consequently, the promissory notes received and the promissory notes issued have been recorded at the fair value of the promissory notes received, which is nil.

10.  Commitment:

The Company rents premises under operating leases with various expiry dates to May 31, 2003. The annual rent payable in each of the next four years under these leases is as follows:

2000 - $32,500; 2001 - $19,000; 2002 - $12,000; and 2003 - $5,000.

11.  Contingencies:

a)   Legal proceedings:

Certain of the Company's creditors have filed legal claims against the Company to demand payment of outstanding balances owing, damages and a reimbursement of legal and other costs. The amount owing to these creditors at December 31, 1999 totals $215,800 and has been included in accounts payable and accrued liabilities and long term debt. The ultimate disposition of these legal proceedings cannot be reasonably determined.

b)   Disputed invoices:

At December 31, 1999, the Company's subsidiary, TDI, has received invoices from two suppliers, totaling approximately $250,000, which, in the Company's opinion, do not represent valid claims against TDI. No amount has been recorded on these invoices at December 31, 1999. The ultimate disposition of these matters cannot be reasonably determined.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

12.  Subsequent events:

a)   Settlement agreement:

Subsequent to December 31, 1999, the Company reached a settlement agreement with two shareholders pursuant to which the Company paid a total of $82,000 and transferred certain automotive equipment (and related debt) to the shareholders in exchange for their resignation from the board of directors and the return of 6,000,000 common shares, which were cancelled. The agreement also provided that the promissory notes issued by the Company to the shareholders (note 9) were terminated and canceled.

In connection with the agreement, the Company reacquired 5,000,000 common shares pledged by the promissory notes receivable referred to in note 9 for nil proceeds to be cancelled in due course.

b)   Loan from shareholder:

Subsequent to December 31, 1999, the Company obtained financing by way of a loan from a shareholder in the amount of $235,000. The proceeds from the loan were used to fund operations and meet financial commitments arising from the settlement agreement referred to above.

c)   Closure of subsidiary operations:

Subsequent to December 31, 1999, the Company closed the operations of its subsidiary operation, TDI, and abandoned office and production equipment at its business location. Consequently, office and production equipment held at this location have been written down at December 31, 1999.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

13. Reconciliation of net loss for the period to net cash used by operating activities:

                                             Six months
                              Year Ended     period ended   Year ended
                              12/31/99       12/31/98       06/30/98

Net loss for the period       $ (1,141,965)  $ (256,322)    $ (248,556)

Adjustments to reconcile net
 loss for the period to net
 cash used by operating
 activities:
 Depreciation                       12,116        4,124          8,894
 Loss on write-down of
  fixed assets                      12,217           -              -
 Loss on disposal of fixed
  assets                                -            -          16,126
 Loss on write-off of loan
  receivable                            -            -           5,720
 Interest accrued and included
  in long term debt                     -         5,942             -
 (Increase) decrease in accounts
  receivable                      (181,456)       3,339         16,457
 Decrease (increase) in
   inventories                     160,331     (190,145)         6,811
 Decrease (increase) in
  prepaid expenses, deposits
  and advances                     130,655        4,383         (4,425)
 Increase in accounts payable
  and accrued liabilities           80,214      221,052        (83,213)
 Decrease in income taxes
  recoverable                        8,727           -              -
                              ------------   ----------     ----------
Net cash used by operating
 activities                   $   (919,161)  $ (207,627)    $ (282,186)
                              ------------   ----------     ----------


14.  Non-cash financing and investing activities:

The Company acquired net assets, as described in note 3, in exchange for common shares as part of the business combination between ALR Tech. and ALR Inc. In addition, $253,151 of inter-company debt was eliminated. In the six month period ended December 31, 1998, the Company issued common shares, pursuant to a business combination, to acquire non-cash net assets of $(57,963). In the year ended December 31, 1999, the Company issued promissory notes payable to two shareholders in exchange for promissory notes receivable from unrelated parties as discussed in note 9.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

15.  Income taxes:

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                        1999           1998
Deferred tax assets (net):

Fixed assets, principally due to
difference in tax and accounting
amortization                            $      7,079   $    1,996

Losses for income tax purposes
carried forward, expire 2006                 901,737      359,426

Share issue costs, expire 2002                73,889      104,328

Foreign exploration and development
 expenditures                                565,036      531,870
                                        ------------   ----------
Gross deferred tax assets                  1,547,741      997,620

Less valuation allowance                  (1,547,741)    (997,620)
                                        ------------   ----------
     Net deferred tax assets            $         -    $       -
                                        ============   ==========

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In the case of foreign exploration and development expenditures, the ultimate realization of the deferred tax asset is dependent upon the generation of taxable resource property income. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $3,639,604 and $2,400,489, in order to realize deferred tax assets other than the foreign exploration and development expenditure deferred tax asset, prior to the expiration of the loss carryforwards in 2006. The Company has yet to realize taxable income in any preceding year of operations. Based on the history of tax losses, management is unable to assert that it is more likely than not that the Company will realize the benefits of these differences and, as such, a valuation allowance equal to the gross deferred assets has been assessed.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999 will be reported in the consolidated statement of loss, in the year it is determined that it is more likely than not that they will be realized.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States
December 31, 1999 and 1998

16.  Comparative figures:


Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 15, 1998, the accounting firm of Mowbrey and Associates was dismissed by the Company as its independent accountant effective for the period ended December 31, 1998. The Mowbrey and Associates' report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.
The decision to change accountants was recommended by the Audit Committee of the Company and approved by the Board of Directors of the Company. During the Company's most two recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Mowbrey and Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On October 15, 1998, the Company appointed the accounting firm of KPMG LLP as its independent accountant effective for the fiscal period ended December 31, 1998. The Company decided to change independent accountants in order to retain a firm with offices in both Canada and the United States.

     The Company has provided the foregoing disclosure to Mowbrey and Associates, now known as Mowbrey Gil. Mowbrey Gil concurs in the foregoing and their response is included as "Exhibit 16.1" herein.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of the Company are as follows:

Name                     Age       Position Held

Sidney Chan              49        President and member of the Board of
Directors

Lorne Drever             38        Vice President and member of the
                                   Board of Directors

Greg Rae                 35        Vice President - Technology and
                                   member of the Board of Directors

Kenneth Robulak          51        Member of the Board of Directors

     All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan - President and a member of the Board of Directors of the Company.

     Since December 14, 1999, Mr. Chan has been the President and a member of the Board of Directors of the Company. Since 1986, Mr. Chan has been the President of Knight's Financial Limited, a company based in Vancouver, British Columbia.

Lorne Drever - Vice President and member of the Board of Directors of the Company and ALR.

     Mr. Lorne Drever was appointed to the position of Vice President and member of the Board of Directors of the Company and ALR on June 4, 1999. Mr. Drever founded TDI and has served as President of TDI since 1995. Prior to becoming President of TDI, Mr. Drever was engaged in the business of consulting corporations with respect to streamlining work flows and paper flows within inter-office and intra-office systems.
Prior to the foregoing, Mr. Drever was employed as a teacher. Mr. Drever hold a Bachelor of Education degree and a Bachelor or Physical Education degree from the University of Alberta. On February 2, 2000, Mr. Drever resigned as an Officer and member of the Board of Directors of ALR and its subsidiary companies and no longer has an affiliation with the Company.

Greg Rae - Vice President of Technology and a member of the Board of Directors of the Company and ALR.

     Mr. Greg Rae has been Vice President of Technology and a member of the Board of Directors of the Company and ALR since January 1999. Since 1993, Mr. Rae has been a consultant and project manager of Spearhead Systems located in Vancouver, British Colombia which is engaged in the business of providing technology and automation solutions for corporate clients. Mr. Rae resigned as a member of the Board of Directors on April 2, 2000.

Ken Robulak - member of the Board of Directors.

     Since December 14, 1999, Mr. Robulak has been a member of the Board of Directors. Since August 1997, Mr. Robulak has been the President of Brisas Capital Corp., Vancouver, British Columbia. From October 1995 to August 1997, Mr. Robulak was the Vice President of Penfund Management Ltd., a Toronto company. From November 1984 to October 1995, Mr. Robulak was an investment manager with Canada Trust.
Promoters

     Mr. Sidney Chan and his corporation, The Knight's Group of
Companies, are deemed to be promoters of the Company. Mr. Sidney Chan and the Knight's Group of Companies are paid any out-of-pocket expenses incurred by them in promoting the Company's stock and products.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent stockholders did not make filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

     Directors and Officers of the Company, both past and present, have received the following compensation:

                     SUMMARY COMPENSATION TABLE
(a)         (b)   (c)     (d)   (e)      (f)         (g)        (h)     (i)
                                Other                Securities         All
Name and                        Annual   Restricted  Underlying         Other
Principal                       Compen-  Stock       Options/   LTIP    Compen-
Position    Year  Salary  Bonus sation   Award(s)    SARs       Payouts sation
                  ($)     ($)   ($)      (#)         (#)        ($)     ($)

Sidney Chan 1999  136,050 0     0        0           0          0        0
President   1998        0 0     0        0           0          0        0
 & Director 1997        0 0     0        0           0          0        0

John C.
 Baldwin    1999   13,473 0     0        0           0          0        0
President & 1998        0 0     0        0           0          0        0
 Director   1997        0 0     0        0           0          0        0
(resigned)

Lorne
 Drever     1999   52,378 0     0        0           0          0        0
CEO &       1998   43,902 0     0        0           0          0        0
 Director   1997   24,390 0     0        0           0          0        0
(resigned)


Michael
 Best       1999   65,000 0     0        0           0          0        0
CEO &       1998        0 0     0        0           0          0        0
 Director   1997        0 0     0        0           0          0        0
(resigned)

Robert
 Eadie      1999   24,500 0     0        0           0          0        0
President   1998        0 0     0        0           0          0        0
 & Director 1997        0 0     0        0           0          0        0
(resigned)

Gregory Rae 1999   52,000 0     0        0           0          0        0
Vice        1998        0 0     0        0           0          0        0
 President  1997        0 0     0        0           0          0        0
 & Director
(resigned)

Kenneth     1999   25,000 0     0        0           0          0        0
  Robulak   1998        0 0     0        0           0          0        0
Director    1997        0 0     0        0           0          0        0

Norman van  1999        0 0     0        0           0          0        0
 Roggen     1998        0 0     0        0           0          0        0
Director    1997        0 0     0        0           0          0        0
(resigned)

Michael     1999        0 0     0        0           0          0        0
 Morrison   1998        0 0     0        0           0          0        0
President   1997        0 0     0        0           0          0        0
 & Director
(resigned)

Rita
 Dickson    1999        0 0     0        0           0          0        0
Secretary   1998        0 0     0        0           0          0        0
(resigned)  1997        0 0     0        0           0          0        0

     The Company has not granted any stock options or stock appreciation rights to its officers or directors other than those granted to Messrs. Best and van Roggen.

     On June 4, 1999, the Company entered into a termination agreement with Michael Best, the Company's former Chief Executive Officer and Chairman of the Board of Directors. Under the terms of the agreement with Mr. Best, the Company paid Mr. Best the sum of $14,999.97. Further, upon execution of the agreement the Company paid Mr. Best $10,000 for
expenses.  Mr. Best was   promised 100,000 shares of the Company's common
stock at an exercise price of $0.50 per share if such plan is adopted. The Company also agreed to register the Plan and Mr. Best's options and underlying shares on a Form S-8 registration statement. Mr. Best will receive a commission of $0.10 for each Reminder and 3% for each Program Station sold to Ely Lilly through December 31, 2000. Further, Mr. Best will receive $0.07 for each Reminder and 2.1% for each Program Station sold to Planet RX, soma.com and Drugstore.com through December 31, 2000. Finally, the Company will indemnify Mr. Best against all claims made against him by anyone as a result of his acts as Chief Executive Officer of the Company.

     On June 4, 1999, the Company entered into termination agreement with Norman van Roggen, a former member of the Board of Directors. Under the
terms of the agreement, Mr. van Roggen, was   promised 100,000 shares of
the Company's common stock at an exercise price of $0.50 per share if such plan is adopted. The Company also agreed to register the Plan and Mr. van Roggen's options and underlying shares on a Form S-8 registration statement. Finally, the Company will indemnify Mr. van Roggen against all claims made against him by anyone as a result of his acts as a Director of the Company.

      The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Best and van Roggan.

     The Company does not have any long-term incentive plans and accordingly no grants were made in the 1999 fiscal year.

     There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 1999 fiscal year.

     There are no compensation arrangements for employment, termination of employment or change-in-control between the Company and the Named Executive Officers.

     The Company intends to pay the following salaries to its officers in 2000, subject to the Company generating sufficient revenues to pay the same.

          Sidney Chan                        $ 90,000
          Lorne Drever                       $ 62,500
          Gregory Rae                        $ 60,000
          Kenneth Robulak                    $ 60,000

Compensation of Directors.

     The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 1999, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                    Amount and
                    Nature of
Name and Address    Beneficial                              Percent
of Beneficial Owner Owner          Position                 of Class

Sidney Chan         2,000,000[1]   President and a member     6.23%
3062 S.W. Marine Drive             of the Board of Directors
Vancouver, B.C.

Lorne Drever          850,000      Vice President and a       2.65%
4503 154th Street                  member of the Board
Edmonton, AB T6H 5K6               of Directors

Greg Rae                    0      Vice President of          0.00%
258 E. 26th Ave.                   Technology and a member
Vancouver, B.C.                    of the Board of Directors
Canada V5V 2H3

Kenneth Robulak       765,500[2]   Member of the Board of     2.39%
1384 23rd Street                   Directors
West Vanouver, B.C.

All officers and    3,615,500                               11.27%
directors as a group.
(4 persons)

[1] 500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of Knight's Financial Limited, and 1,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

[2] 646,500 shares are held in the name of Kenneth Robulak and 119,000 shares are held in the name of his wife.

     No arrangements exist which may result in a change in control of the Company.

     The Company has promised to give stock options if it adopts a stock option plan to Michael Best, a former Chief Executive Officer of the Company and to Mr. Norman R. van Roggen a former director of the Company. Messrs. Best and van Roggen will receive options to purchase up to 100,000 shares of common stock at an exercise price of $0.50 per share. The options will expire in two years. The Company has promised to prepare and file a Form S-8 registration statement with the Securities and Exchange Commission registering the shares issuable under the non-qualified stock option plan which include Messrs. Best and van Roggen's shares. As of the date hereof, said Form S-8 registration statement has not been filed with the Commission and a non-qualified option plan has not been adopted by the Company. The Company has not granted any other stock options or stock appreciation rights to any other individuals as of the date hereof.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1987, the Company issued 11,000 shares of common stock to Michael Morrison, the Company's sole officer and director.

     On March 6, 1996, Michael Morrison sold 500 of the aforementioned shares of common stock to Mr. Mark Gavard.

     On April 21, 1998, Michael Morrison sold 10,000 of the aforementioned shares of common stock to Robert Eadie and resigned as the Company's sole officer and director and Robert G. Eadie was appointed sole director of the Company and Rita S. Dickson was appointed Secretary of the Company.

     Pursuant to a voluntary pooling agreement, dated July 27, 1998, (the "Pooling Agreement") initially among two shareholders of the ALR, being 706166 Alberta Ltd. and 745797 Alberta Ltd., Russell & DuMoulin (the "Trustee"), and all shareholders who subsequently agreed to be bound by the terms of the Pooling Agreement (collectively the "Pooled Shareholders"), the Pooled Shareholders holding an aggregate of 20,000,000 Common Shares of ALR (the "Pooled Shares"), agreed to deliver and have delivered the Pooled Shares to the Trustee.

     The Pooling Agreement allowed for the transfer of the Pooling Shares within the Pool. As at the date hereof, the Pooled Shareholders have transferred a portion of their Pooled Shares to a number of entities, none of whom beneficially owned, directly or indirectly, more than 10% of the outstanding Common Shares of ALR. All of the transferees of such Pooled Shares agreed to be bound by the terms and conditions of the Pooling Agreement.

     The provisions of the Pooling Agreement further provided that the pooling agreement would apply to any shares or securities into which the Pooled Shares may be converted, changed, reclassified, redivided, redesignated, subdivided or consolidated of the ALR that may be received by the registered holder of the Pooled Shares on a reorganization, amalgamation, consolidation or merger, statutory or otherwise. Consequently, ALR Pooled Shares were exchanged for shares of common stock of the Company and are now subject to the terms of the Pooling Agreement.

     The Trustee was authorized to release any shares that may be the subject of the Pooling Agreement to the registered holder of such shares, pro rata, on the following basis:

     a.   20% one year from April 30, 1999 (the "First Release");
     b.   20% three (3) months following the First Release;
     c.   20% six (6) months following the First Release;
     d.   20% nine (9) months following the First Release; and
     e.   20% twelve (12) months following the First Release.

     It is a condition of the Lock-Up Agreement that the Pooled Shareholders shall have agreed to be bound by the terms of an amended pooling agreement. The Pooled Shareholders have entered into an amended pooling agreement dated February 17, 1999 (the "Amended Pooling Agreement") substantially on the same terms and conditions as the Pooling Agreement. The Amended Pooling Agreement provides for the termination and replacement of the Pooling Agreement with the Amended Pooling Agreement. The Amended Pooling Agreement further provides that upon certain conditions occurring, the remaining 2,000,000 Offered Shares to be held by the Principal Shareholders after such surrender will be released by the Trustee, pro rata, on the following basis:

     a.   20% on October 1, 1999; and
     b. 20% on each of three (3), six (6), nine (9), and twelve (12) months following October 31, 1999.

     All other shares subject to the Amended Pooling Agreement will be released from Pool in the manner provided for in the original Pooling Agreement. The conditions have been met and the initial 20% of the shares were released on October 1, 1999 and an additional 20% will be released each quarter thereafter.

     On April 21, 1998, Michael Morrison sold 10,000 of the aforementioned shares of common stock to Robert Eadie and resigned as the Company's sole officer and director and Robert G. Eadie was appointed sole director of the Company and Rita S. Dickson was appointed Secretary of the Company.

     On October 22, 1998, the Company executed a distribution agreement with ALR wherein the Company acquired a non-exclusive right to distribute and market the Reminder and the Program Station.

     On April 30, 1999, the Company completed the acquisition of 99.9% of the outstanding Class A shares of common stock of A Little Reminder (ALR) Ltd.

     On June 13, 1998, ALR loaned TDI $100,000 as evidence by promissory note of the same date. The interest rate on the loan is 1% above the prime rate charged commercial customers for unsecured commercial loans by The Royal Bank of Canada, Vancouver Branch. The loan was due and payable on July 15, 1998, but remains unpaid as of the date hereof.

     On February 17, 1999, 706166 Alberta Ltd., 745797 Alberta Ltd., Dean Drever and Sandra Ross entered into a lock-up agreement (the "Lock-Up Agreement") wherein said shareholders agreed not to dispose of an aggregate of 8,000,000 Class A common shares of ALR's common stock. The Lock-Up Agreement further provides that upon certain conditions being met, said shareholders will submit for cancellation an aggregate of
6,000,000 shares of the Company's common stock.   The terms of the lock-
up agreement have been met and the 6,000,000 shares have been returned to the Company.

     In April 1999, the Company acquired 99.9% of the issued and outstanding Class A shares of common stock of A Little Reminder (ALR) Ltd. In conjunction therewith, the Company issued 36,533,130 shares of common stock. The total value of all assets carried on the balance sheet of ALR on the date of the transaction was $240,729. No deduction for depreciation or liabilities was made from value so carried on the balance sheet. The foregoing shares were issued pursuant to Reg. 504 of the Act and a Form D was filed with the Commission on February 4, 1999.

     On April 30, 1999, the Company completed the acquisition of 99.9% of the outstanding Class A shares of common stock of A Little Reminder (ALR) Ltd.

     On June 4, 1999, Michael Best resigned as Chief Executive Officer and a Director of the Company and Norman van Roggen resigned as a Director of the Company.

     On June 4, 1999, the Company entered into a termination agreement with Michael Best, the Company's former Chief Executive Officer and Chairman of the Board of Directors. Under the terms of the agreement with Mr. Best, the Company has paid Mr. Best the sum of $14,999.97. Further, upon execution of the agreement the Company paid Mr. Best $10,000 for expenses. Mr. Best was promised 100,000 shares of the Company's common stock at an exercise price of $0.50 per share if such plan is adopted. The Company also agreed to register the Plan and Mr. Best's options and underlying shares on a Form S-8 registration statement. Mr. Best will receive a commission of $0.10 for each Reminder and 3% for each Program Station sold to Ely Lilly through December 31, 2000. Further, Mr. Best will receive $0.07 for each Reminder and 2.1% for each Program Station sold to Planet RX, soma.com and Drugstore.com through December 31, 2000. Finally, the Company will indemnify Mr. Best against all claims made against him by anyone as a result of his acts as Chief Executive Officer of the Company.

     On June 4, 1999, the Company entered into termination agreement with Norman van Roggen, a former member of the Board of Directors. Under the terms of the agreement, Mr. van Roggen, was promised 100,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Company also agreed to register the Plan and Mr. van Roggen's options and underlying shares on a Form S-8 registration statement. Finally, the Company will indemnify Mr. van Roggen against all claims made against him by anyone as a result of his acts as a Director of the Company.

     On September 20, 1999, the Company entered into an agreement to acquire certain notes receivable with a face value of CDN$1,000,000 from two shareholders of the Company through the issuance of notes payable in the amount of CDN$1,000,000. The notes receivable, which are secured by a pledge of 5,000,000 shares of the Company, are in default and the note holders are in the process of realizing on the 5,000,000 shares. The notes payable are due on December 31, 1999. The notes payable are limited recourse as the Company has the option to return the notes receivable to the vendor in full settlement of the notes payable. Whether the notes payable will be paid or whether the notes receivable will be returned to the vendor has not been determined at this time.


                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     On February 16, 2000, the Company filed an 8-K regarding the repurchase of 11,000,000 of its own common shares for cancellation.

Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

(b)  Exhibits:

Exhibit
Number         Description

3.1            Initial Articles of Incorporation.
3.2            Bylaws
3.3 Articles of Amendment to the Articles of Incorporation, as filed.
3.4 Articles of Amendment to the Articles of Incorporation, as filed.
16.1           Letter of Mowbrey and Associates.
99.1           Distribution Agreement between the Company and ALR.
99.2           Pooling Agreement
99.3           Amended Pooling Agreement
99.4           Lock-Up Agreement
99.5           Termination Agreement with Michael Best.
99.6           Termination Agreement with Norman van Roggen.
99.7           Assignment Agreement.
99.8           Distributorship Agreement.

     The following documents are incorporated herein by reference from the Registrant's Form 8-K Current Report, which was filed with the Securities and Exchange Commission on February 16, 2000, and all exhibits thereto.

99.9 Settlement Agreement dated January 27, 2000, between the Company, 706166 Alberta Ltd., 745797 Alberta Ltd. Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.

     The following documents are incorporated herein:

27             Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2000.

                         ALR TECHNOLOGIES, INC.
                         (Registrant)


                         BY:  /s/ Sidney Chan
                              Sidney Chan, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 10th day of April, 2000.


SIGNATURES                    TITLE                    DATE


/s/ Sidney Chan               President and a member   April 10, 2000
Sidney Chan                   of the Board of Directors




/s/ Kenneth Robulak           Member of the Board      April 10, 2000
Kenneth Robulak               of Directors