Form 10QSB
period 2000-03-31
ALR TECHNOLOGIES INC
filed 2000-05-15
CIK 1087022

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-QSB


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period _______ from to _______.


                              0-30414
                       Commission file number

                      ALR TECHNOLOGIES, INC.
 (Exact name of Small Business Issuer as Specified in its Charter)

State of  Nevada                   88-0225807
(State or other jurisdiction       (I.R.S. Employer of Incorporation or
Organization)                      or Identification Number)

                        15496 Bel-Red Road
                             Suite 310
                 Redmond, Washington   98052-5507
              (Address of Principal Executive Offices)

                           (425) 376-2578
          (Issuer's Telephone Number, including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]      No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.001 par value per share: 21,078,446 outstanding as of March 31, 2000

Transitional Small Business Disclosure Format (check one):
     Yes [    ]  No [ x ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

March 31, 2000 and December 31, 1999

                                   2000
                                   (Unaudited)    1999
Assets

Current assets:
 Cash                              $     24,138   $      7,261
 Accounts receivable, net of
  allowance of $6,688
  (December 31, 1999 - $6,735)          162,563        192,419
 Inventories                                 -         106,644
 Prepaid expenses, deposits
  and advances                            6,877         61,858
                                   ------------   ------------
                                        193,578        368,182

Fixed assets, net of accumulated
 depreciation                            16,713         26,714
                                   ------------   ------------
                                   $    210,291   $    394,896
                                   ============   ============

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
 Bank loan                         $    189,198   $    381,071
 Accounts payable and accrued
  liabilities                           584,159        509,715
 Promissory note payable (note 3)       250,000             -
 Current portion of long
  term debt (note 4)                    275,118        290,953
                                   ------------   ------------
                                      1,298,475      1,181,739

Long term debt (note 4)                  10,320         13,613

Shareholders' equity (deficit)
 Capital stock (note 5)                  21,078         32,078
 Additional paid in capital           1,118,581      1,245,759
 Deficit                             (2,265,305)    (2,100,570)
 Accumulated other comprehensive
  income Cumulative translation
  adjustment                             27,142         22,277
                                   ------------   ------------
                                     (1,098,504)      (800,456)
Subsequent event (note 6)          ------------   ------------

                                   $    210,291   $    394,896
                                   ============   ============
See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)

                                        2000           1999
                                        ------------   -----------
Sales                                   $    152,103   $    38,040
Cost of sales                                106,622        28,711
                                        ------------   -----------
                                              45,481         9,329

Expenses:
 Depreciation                                  1,638         1,329
 Development costs                            15,196           455
 Foreign exchange loss (gain)                  2,979        (5,770)
 Interest                                     11,426         3,447
 Professional fees                            36,660       305,258
 Rent                                         14,818         5,770
 Selling, general and administrative          34,092        19,111
 Wages and benefits                           92,304        55,009
                                        ------------   -----------
                                             209,113       384,609
                                        ------------   -----------
Loss from operations                         163,632       375,280

Other expense:
 Loss on disposal of capital assets           (1,103)           -
                                        ------------   -----------
Net loss for the period                 $   (164,735)  $  (375,280)
                                        ------------   -----------
Net loss per share                      $      (0.01)  $     (0.01)
                                        ------------   -----------
Weighted average shares outstanding       24,946,578    33,346,091
                                        ============   ===========





















See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)
                                        2000            1999
                                        ----------     ----------

Cash flows from operating activities
 (note 7):
 Cash received from customers           $  181,959     $   39,408
 Cash paid to suppliers and employees      (66,602)      (420,397)
 Interest paid                             (11,426)        (3,447)
                                        ----------     ----------
Net cash provided (used) by
 operating activities                      103,931       (384,436)

Cash flows from financing activities:
 Loan proceeds                             250,000             -
 Repayment of bank loan                   (189,290)            -
 Repayment of long term debt                (9,809)      (117,357)
 Shares issued for cash                         -         694,286
 Shares acquired for cash                 (138,178)            -
                                        ----------     ----------
Net cash provided (used) by
 financing activities                      (87,277)       576,929
Cash flows from investing activities:
 Purchase of capital assets                     -          (1,130)
                                        ----------     ----------
Net cash used in investing activities                      (1,130)

Foreign currency translation adjustment        223        (41,634)
                                        ----------     ----------
Increase (decrease) in cash
 during the period                          16,877        149,729

Cash, beginning of period                    7,261         33,642
                                        ----------     ----------
Cash, end of period                     $   24,138     $  183,371
                                        ==========     ==========



Non-cash financing and investing activities (note 8)













See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)


1.   Basis of presentation

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

The consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements.

Management plans to obtain financing through short-term borrowings and through the exercise of warrants (see note 6). Management plans to realize sufficient sales in future years to achieve profitable operations.


2.   Significant accounting policies

(a)  General

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)


2.   Significant accounting policies (continued):

(b)  Basis of consolidation

The consolidated financial statements include the accounts of the ALR Technologies Inc. ("ALR Tech") and its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Effective April 30, 1999, the Company acquired 99.96% of the issued outstanding Class A common shares of ALR Inc. through an exchange of shares. As ALR Inc. shareholders obtained control of ALR Tech through the exchange of their Class A common shares for common shares of ALR Tech, the acquisition of ALR Inc. has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and cash flows reflect solely the results of operations and cash flows of ALR Inc. for the three month period ended March 31, 1999. The consolidated statements of loss and cash flows for quarters ended June 30, 1999 and September 30, 1999 will reflect the results of operations and cash flows of ALR Inc., combined with those of its legal parent, ALR Tech from acquisition on April 30, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

The 0.04% non-controlling interest of ALR Inc. is not material and, therefore, has not been presented in the consolidated financial statements.

3.   Promissory note payable

The promissory note is payable to a relative of a Director of the Company, bears interest at US bank prime rate plus one percent and is due June 30, 2000.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)


4.   Long term debt

At March 31, 2000, scheduled payments of $223,518 were overdue. The Company has not received any waivers from creditors for the late payments on these debts. Legal claims have been filed to demand payment of certain of the outstanding balances owing totaling $197,600 at March 31, 2000.

5.   Capital stock

a)   Authorized:

75,000,000 common shares with a par value of $0.001 per share.

b)   Issued and outstanding:


                                                       Additional
                              Number of      Capital   Paid in
                              Shares         Stock     Capital

Balance, December 31, 1999    32,078,446     $ 32,078  $ 1,245,759
Common shares acquired and
 cancelled (note 3(c))        (6,000,000)      (6,000)     (69,370)
                              ----------     --------  -----------
                              26,078,446       26,078    1,176,389
                              ----------     --------  -----------
Common shares acquired for
 cancellation (note 3(c))     (5,000,000)      (5,000)     (57,808)
                              ----------     --------  -----------
                              21,078,446     $ 21,078  $ 1,118,58
                              ==========     ========  ===========

     c)   Common shares acquired for cancellation

On February 2, 2000, the Company closed a settlement agreement with a Director, a company controlled by that Director and several other parties, pursuant to which the Company acquired 11,000,000 of its own common shares for cancellation. Total consideration paid pursuant to this agreement was $137,178. As a result of this transaction, the number of issued and outstanding shares of the Company will be reduced to 21,078,446 common shares.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Three month periods ended March 31, 2000 and 1999
(Unaudited)


6.   Subsequent event

On April 11, 2000, the Company agreed to issue 11 million warrants at an exercise price of $0.25 to various parties including related parties. 4,000,000 of the warrants will expire on September 30, 2000 and 7,000,000 warrants will expire on May 31, 2005.


7.   Reconciliation of net loss for the period to net cash provided
     (used) by operating activities

                                        2000           1999
Net loss for the period                 $ (164,735)    $ (375,280)
Adjustments to reconcile net loss
 for the period to net cash provided
 (used) by operating activities
 Depreciation                                1,638          1,329
 Loss on disposal of capital assets          1,103             -
 Decrease in accounts receivable            29,856          1,174
 Decrease in inventories                   106,644         54,633
 Decrease (increase) in prepaid
  expenses, deposits & advances             54,981       (131,914)
 Increase in accounts payable               74,444         65,622
                                        ----------     ----------
Net cash provided (used) by
 operating activities                   $  103,931     $ (384,436)
                                        ==========     ==========

8.   Non-cash financing and investing activities

During the period ended March 31, 2000, the Company transferred a leased automobile with a net book value of $8,342 to a former shareholder in consideration for the assumption by the shareholder of the related debt in the amount of $7,239.

Forward Looking Statements

     The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10K-SB for the year ended December 31, 1999. Except for the description of historical facts contained herein, the Form 10Q-SB contains certain forward-looking statements concerning future applications of the technologies to be acquired by the Company and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management Discussion and Analysis" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Item 2.  Management Discussion and Analysis

Overview

     ALR Technologies Inc., is in the business of manufacturing and marketing a medical reminder compliance device.

     During the quarter, the Company's subsidiary, Timely Devices Inc. ("TDI"), completed and shipped the final 25,000 units of the 75,000 unit first year's purchase commitment from its Canadian distributor, Technilab Pharma ("TP"). As TP has no further purchase commitments in the first year (ending June 30, 2000) of the Distributorship Agreement and there were no other significant orders, management decided to close the Edmonton manufacturing operation and office of TDI in order to reduce monthly overheads. The manufacturing of future orders will be contracted out to electronics manufacturers. The Company has continued to develop its new line of medication compliance devices.

Results of Operations

Sales

     During the three month period ended March 31, 2000, sales were $152,103, an increase of nearly 300% from the same period in 1999 when sales were $38,040. This sales increase is primarily the result of the shipment of the final third of TP's first year purchase commitment under the Distributorship Agreement.

Gross Profit

     The Company's gross profit on sales was $45,481 (30%) for the three months ended March 31, 2000 as compared to $9,329 (25%) for the same period in the prior year. The increased gross profit is primarily attributable to the increased sales volume in 2000.

Development Costs

     Development costs increased to $15,196 from $455 in the prior period as the Company increased its expenditures of the development of the animal healthcare reminder and Generation 5 of the reminder compliance device for the human market.

Foreign Exchange (Gain) Loss

     To date, the Company's operations have been substantially conducted in Canadian dollars. The foreign exchange loss resulting fluctuations in the value of the Canadian dollar relative to the US dollar was $2,979 in the first quarter of 2000 as compared with a gain of $5,770 in the first quarter of 1999.

Interest

     Costs to service the Company's debt rose in the first quarter of 2000 as compared to the same period in 1999 as the Company had an increase in the overall level of debt financing due to an additional bank loan and promissory note issued.

Professional Fees

     Professional fees dropped to $36,660 for the three months ended March 31, 2000 from $305,258 for the three months ended March 31, 1999. Cost were substantially higher in the prior year due to costs related to the reverse takeover which was completed in April 1999.

Rent

     Rent increased to $14,818 for the three months ended March 31, 2000 from $5,770 in 1999 as the Company had additional leases for offices in Redmond, Washington and Vancouver, BC.

Selling, general and administrative

     Costs for selling, general and administrative increased to $34,092 for the three months ended March 31, 2000 versus $19,111 for the three months ended March 31, 1999. This increase was due to increased telephone and office costs from the company's three locations and from an increase in travel expenditures.

Wages and benefits

     Wages and benefits increased from $55,009 to $92,304 for the first quarter of 2000 versus the same period in the prior year, primarily due the addition of a Chief Financial Officer.

Loss on disposal of assets

     During the quarter, the Company assigned its interest in a leased automobile to a former Director. This resulted in a loss of disposal of capital assets of $1,103.

Liquidity and Capital Resources

     As of March 31, 2000, the Company's principal sources of liquidity included cash of $24,138 and accounts receivable of $162,563.

     At March 31, 2000, the Company had a working capital deficiency of $1,104,897, an increase of $291,340 from December 31, 1999.

     During the three month period ended March 31, 2000 the Company generated net cash of $103,931 from operations, primarily due to receipt of payment on the second TP shipment.

     In addition, the Company entered into a loan agreement with a relative of a Director of the Company for a loan of $250,000 bearing interest at prime plus one percent and with a maturity date of June 30, 2000. Proceeds from this loan were used in part to reacquire 11,000,000 shares of the Company for cancellation for a total purchase price of $138,178.

     The Company also repaid one-half of its Cdn $500,000 bank loan through collection of its receivable from TP with respect to the second shipment. Proceeds from the collection of the receivable from TP for the third shipment will be allocated to the balance of this loan.

     The Company also made three payments on its other bank debt to reduce the outstanding balance by $9,809.

     At this time the Company does not have the resources to meet all of its obligations, but it is implementing plans in order to generate sufficient cash flows over the next 12 months. Currently, the Company requires $50,000 per month to pay basic overheads and further product development will only be undertaken if there is sufficient capital available. The Company plans to generate this cash flow in the short term through additional debt and the exercise of warrants. The Company also intends to complete the development of the animal healthcare reminder and market this product in the second quarter. In the longer term, to generate new revenues from the sale of the 5th generation reminder. If the Company's efforts to obtain additional financing are unsuccessful, the Company may have to cease operations.

     The Company has three loans aggregating $223,518 that are past their due date.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company's subsidiary corporation, TDI, is a defendant in a lawsuit captioned Alexander John Gurba, Plaintiff, and Timely Devices Inc., Defendant, Case No. 0003-04752 pending in the Court of the Queen's Bench of Alberta, Judicial District of Edmonton wherein the plaintiff is seeking a judgment against TDI in the amount of CDN$218,737.99 with respect to a loan agreement dated April 1, 1997 plus interest and costs of the action.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     During the quarter ended March 31, 2000, a subsidiary of the Company, Timely Devices Inc., went into default on a loan payable, as described above in "Item 1. Legal Proceedings."

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)       The following Exhibits are attached hereto:

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on February 16, 2000.

                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 15th  day of May, 2000.

                                   ALR Technologies Inc.



                                   /s/ Sidney Chan
                                   Sidney Chan,
                                   Chief Executive Officer


                                   /s/ Ken Robulak
                                   Ken Robulak,
                                   Chief Financial Officer