Form 10QSB
period 2000-06-30
ALR TECHNOLOGIES INC
filed 2000-08-14
CIK 1087022

===========================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period _______ from to _______.


                                0-30414
                         Commission file number



                         ALR TECHNOLOGIES, INC.
    (Exact name of Small Business Issuer as Specified in its Charter)

State of  Nevada                   88-0225807
(State or other jurisdiction       (I.R.S. Employer of Incorporation or
Organization)                      or Identification Number)



                          1201 Cornwall Avenue
                                Suite 203
                     Bellingham Washington   98225
                (Address of Principal Executive Offices)

                             (360) 650-9100
            (Issuer's Telephone Number, including Area Code)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.001 par value per share: 21,078,446 outstanding as of June 30, 2000

Transitional Small Business Disclosure Format (check one):
     Yes [    ]  No [ x ]


===========================================================================

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

June 30, 2000 and December 31, 1999

                                        2000           1999
                                        (Unaudited)
Assets

Current assets:
 Cash                                   $      2,984   $      7,261
 Accounts receivable                              -         192,419
 Inventories                                      -         106,644
 Prepaid expenses, deposits
  and advances                                23,716         61,858
                                        ------------   ------------
                                              26,700        368,182
Fixed assets, net of
 accumulated depreciation                     11,430         26,714
                                        ------------   ------------
                                        $     38,130   $    394,896
                                        ============   ============

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
 Bank loan                              $         -    $    381,071
 Accounts payable and
  accrued liabilities                        650,784        509,715
 Promissory notes payable (note 3)           400,000             -
 Current portion of long term debt
  (note 4)                                   277,268        290,953
                                        ------------   ------------
                                           1,328,052      1,181,739

Long term debt (note 4)                       10,116         13,613

Shareholders' equity (deficit)
 Capital stock (note 5)                       21,078         32,078
 Additional paid in capital                1,118,581      1,245,759
 Deficit                                  (2,479,272)    (2,100,570)
 Accumulated other comprehensive income
  Cumulative translation adjustment           39,575         22,277
                                        ------------   ------------
                                          (1,300,038)      (800,456)
                                        ------------   ------------
Subsequent event (note 6)
                                        ------------   ------------
                                        $     38,130   $    394,896
                                        ============   ============


       See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month and six month periods ended June 30, 2000 and 1999

                    Three Months Ended June 30    Six Months Ended June 30
                    2000           1999           2000           1999

Sales               $   29,903     $   16,872     $  182,006     $  54,912
Cost of sales            5,372         13,051        111,994        41,762
                    ----------     ----------     ----------     ---------
                        24,531          3,821         70,012        13,150

Expenses:
 Amortization            1,635             -           3,273         1,257
 Development costs      25,532            686         40,728         1,141
 Foreign exchange
  loss (gain)              909          2,625          3,888        (3,145)
 Interest               19,648          5,584         31,074         9,031
 Professional fees       7,745        (38,438)        44,405       266,820
 Rent                   13,664          8,831         28,482        14,601
 Selling, general
  and administrative    41,969         80,035         76,061        99,218
 Wages and benefits    124,285         82,709        216,589       137,718
                    ----------     ----------     ----------     ---------
                       235,387        142,032        444,500       526,641
                    ----------     ----------     ----------     ---------
Loss from operations   210,856        138,211        374,488       513,491

Other expense:
 Loss on disposal of
 capital assets         (3,111)            -          (4,214)           -
                    ----------     ----------     ----------     ---------
Net loss for
 the period         $ (213,967)    $ (138,211)    $ (378,702)    $ (513,491)
                    ----------     ----------     ----------     ---------
Net loss per share  $    (0.01)    $    (0.01)    $    (0.02)    $     (0.02)
                    ==========     ==========     ==========     =========
Weighted average
 shares outstanding 21,078,446     31,516,147     23,012,512     29,414,469
                    ==========     ==========     ==========     ==========
















       See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Six month periods ended June 30, 2000 and 1999
(Unaudited)


                                             Six Months Ended June 30
                                             2000           1999

Cash flows from operating activities
 (note 7):
 Cash received from customers                $  373,376     $   52,515
  Cash paid to suppliers and employees         (235,243)      (586,475)
  Interest paid                                 (31,074)        (9,031)
                                             ----------     ----------
Net cash provided (used) by
 operating activities                           107,059       (542,991)
Cash flows from financing activities:
 Loan proceeds                                  400,000             -
 Repayment of bank loan                        (373,853)            -
 Repayment of long term debt                     (9,809)      (149,913)
 Shares issued for cash                              -         908,642
 Shares issued for net cash
  assets on acquisition                                       (209,682)
 Shares acquired for cash                      (138,178)            -
                                             ----------     ----------
Net cash provided (used) by
 financing activities                          (121,840)       549,047
Cash flows from investing activities:
 Purchase of capital assets                          -          (8,837)
                                             ----------     ----------
Net cash used in investing activities                -          (8,837)
Foreign currency translation adjustment          10,504         (3,050)
                                             ----------     ----------
Increase (decrease) in cash
 during the period                               (4,277)        (5,831)

Cash, beginning of period                         7,261         33,642
                                             ----------     ----------
Cash, end of period                          $    2,984     $   27,811
                                             ==========     ==========

Non-cash financing and investing activities (note 8)













       See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
June 30, 2000

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

     Management plans to obtain financing through short-term borrowings and through the sale of warrants (see note 5 (d)). Management plans to realize sufficient sales in future years to achieve profitable operations.


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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
June 30, 2000
(Unaudited)


2.   Significant accounting policies (continued):

     (b)  Basis of consolidation

     The consolidated financial statements include the accounts of ALR Technologies Inc. ("ALR Tech") and its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

     Effective April 30, 1999, the Company acquired 99.96% of the issued outstanding Class A common shares of ALR Inc. through an exchange of shares. As ALR Inc. shareholders obtained control of ALR Tech through the exchange of their Class A common shares for common shares of ALR Tech, the acquisition of ALR Inc. has been accounted for in these consolidated financial statements as a reverse acquisition.
Consequently, the consolidated statements of loss and cash flows reflect solely the results of operations and cash flows of ALR Inc. for the period to the acquisition date, combined with those of its legal parent, ALR Tech from acquisition on April 30, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

3.   Promissory notes payable

     A promissory note in the amount of $350,000 is payable to a relative of a Director of the Company, bears interest at US bank prime rate plus one percent and is due September 30, 2000. A second promissory note in the amount of $50,000 is payable to an Officer of the Company, bears interest at US bank prime rate plus one percent and is due September 30, 2000.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
June 30, 2000


4.   Long term debt

     At June 30, 2000, scheduled payments of $226,688 by Timely Devices Inc. were overdue (see Note 6). The Company has not received any waivers from creditors for the late payments on these debts. Legal claims have been filed to demand payment of certain of the outstanding balances owing totalling $199,766 at June 30, 2000.

5.   Capital stock

     a)   Authorized:

75,000,000 common shares with a par value of $0.001 per share.

     b)   Issued and outstanding:

                                                       Additional
                              Number of      Capital   Paid in
                              Shares         Stock     Capital

Balance, December 31, 1999    32,078,446     $ 32,078  $ 1,245,759
Common shares acquired and
 cancelled (note 5(c))        (6,000,000)      (6,000)     (69,370)
                              ----------     --------  -----------
                              26,078,446       26,078    1,176,389
                              ----------     --------  -----------
Common shares acquired for
 cancellation (note 5(c))     (5,000,000)      (5,000)     (57,808)
                              ----------     --------  -----------
Balance, June 30, 2000        21,078,446     $ 21,078  $ 1,118,581
                              ==========     ========  ===========

     c)   Common shares acquired for cancellation

     On February 2, 2000, the Company closed a settlement agreement with a Director, a company controlled by that Director and several other parties, pursuant to which the Company acquired 11,000,000 of its own common shares for cancellation. Total consideration paid pursuant to this agreement was $138,178. As a result of this transaction, the number of issued and outstanding shares of the Company will be reduced to 21,078,446 common shares.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
June 30, 2000
(Unaudited)


5.   Capital stock (cont.)

     d)   Warrants

     On April 11, 2000, the Company agreed to issue 11 million warrants at an exercise price of $0.25 to various parties including related parties. 4,000,000 of the warrants will expire on September 30, 2000 and
7,000,000 warrants will expire on May 31, 2005.   On July 17, 2000, the
Company modified the terms of the 4,000,000 warrants. Up to 4,000,000 warrants will now be sold at $0.25 per warrant with a September 30, 2000 closing date. The 4,000,000 warrants are exercisable into common shares at $0.001 per share.

6.   Subsequent event

     On July 31, 2000, the Company sold its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. and Timely Devices Inc. for proceeds of $1. As at and for the six month period ended June 30, 2000, the consolidated financial statements reflect the following amounts for these subsidiaries:

           Assets                            $     260
           Liabilities                       $ 609,687
           Sales                             $ 182,006
           Cost of sales                     $ 111,994
           Expenses                          $  31,419

At June 30, 2000, the Company owned $458,515 to A Little Reminder (ALR) Inc.


7.   Reconciliation of net loss for the period to net cash provided
(used) by operating activities

                                             Six Months Ended June 30
                                             2000           1999

Net loss for the period                      $ (378,702)    $  (513,491)
Adjustments to reconcile net loss
 for the period to net cash provided
 (used) by operating activities
 Depreciation                                     3,273          1,257
 Loss on disposal of capital assets               4,214             -
 Decrease (increase) in
  accounts receivable                           192,419         (2,358)
 Decrease (increase) in inventories             106,644        (94,159)
 Decrease (increase) in prepaid
  expenses, deposits & advances                  38,142         55,702
 Increase in accounts payable                   141,069         10,058
                                             ----------     ----------
Net cash provided (used) by
 operating activities                        $  107,059     $ (542,991)
                                             ==========     ==========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
June 30, 2000
(Unaudited)

8.   Non-cash financing and investing activities

     During the period ended June 30, 2000, the Company transferred a leased automobile with a net book value of $8,342 to a former shareholder in consideration for the assumption by the shareholder of the related debt in the amount of $7,239.

Item 2.  Management Discussion and Analysis

Overview

ALR Technologies Inc., is in the business of designing, marketing and distributing medical reminder compliance devices.

During the quarter, the Company's subsidiary had nominal sales as the balance of the first year purchase commitment from its Canadian distributor, Technilab Pharma ("TP"), had been shipped in the first quarter. On July 31, 2000, the Company sold its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. and Timely Devices Inc. and therefore is no longer party to the distribution agreement. Instead, the Company is finalizing the development and marketing of its new Pet Reminder(TM) and designing a new reminder for the human market.

Results of Operations

Sales

During the three month period ended June 30, 2000, sales were $29,903, a slight increase from the same period in fiscal 1999 when sales were $16,872. On a year to date basis, revenue in the first six months of fiscal 2000 totaled $182,006, an increase of 231% over the first six months of fiscal 1999. This sales increase is primarily the result of the shipment of the final third of TP's first year purchase commitment under the Distributorship Agreement.

Gross Profit

The Company's gross profit on sales was $24,531 (82%) for the three months ended June 30, 2000 as compared to $3,821 (23%) for the same period in the prior year. For the six months ended June 30, 2000, the gross profit was $70,012 as compared with $13,150 for same period in fiscal 1999. The increased gross profit is primarily attributable to the increased sales volume in 2000.

Development Costs

Development costs increased to $25,532 in the second quarter from $686 in the second quarter of fiscal 1999 as the Company increased its expenditures of the development of the animal healthcare reminder and Generation 5 of the reminder compliance device for the human market. For the six months ended June 30, 2000, development costs were $40,728, up from $1,141 for the same period in the prior fiscal year.

Foreign Exchange (Gain) Loss

To date, the Company's operations have been substantially conducted in Canadian dollars. The foreign exchange loss resulting from fluctuations in the value of the Canadian dollar relative to the US dollar was $909 in the second quarter of 2000 as compared with $2,625 in the second quarter of fiscal 1999. For the six month period ended June 30, 2000, the foreign exchange loss was $3,888 as compared with a gain of $3,145 in the first six months of 1999.

Interest

Costs to service the Company's debt rose in the second quarter of 2000 to $19,648 as compared to $5,584 for the same period in 1999 as the Company had an increase in the overall level of debt financing due to an additional bank loan and promissory notes issued. Similarly, interest for the first six months of fiscal 2000 was $31,074, up from $9,031 for the same period last year.

Professional Fees

Professional fees were $7,745 for the three months ended June 30, 2000. Professional fees show a recovery of $38,438 for the three months ended June 30, 1999 due to an over accrual of estimated professional fees in the first quarter of that year. For the six month periods ended June 30, 2000 and 1999, professional fees were $44,405 and $266,820, respectively. These costs were substantially higher in the prior year due to costs related to the reverse takeover which was completed in April 1999.

Rent

Rent increased to $13,664 for the three months ended June 30, 2000 from $8,831 for the same period in 1999 as the Company had additional leases for offices in Redmond, Washington and Vancouver, BC. The six month year to date amounts were $28,482 for 2000 and $14,601 for 1999.

Selling, general and administrative

Costs for selling, general and administrative were $41,969 for the three months ended June 30, 2000 versus $80,035 for the three months ended June 30, 1999 as the Company sought to reduce expenditures. For the six month period ended June 30, 2000, selling general and administrative costs were $76,061, down from $99,218 in 1999.

Wages and benefits

Wages and benefits increased from $82,709 to $124,285 for the second quarter of 2000 versus the same period in the prior year. For the six month periods ended June 30, wages and benefits increased from $137,718 to $216,589. These increases are primarily due to the addition of a Chief Financial Officer in the first quarter and the hiring of a new President in the second quarter.

Loss on disposal of assets

During the quarter, the Company relocated its office from Redmond, WA. to Bellingham, WA. As a result of the Redmond office shutdown, there was a loss on disposal of capital assets of $3,111.

Liquidity and Capital Resources

As of June 30, 2000, the Company's principal source of liquidity was cash of $2,984.

At June 30, 2000, the Company had a working capital deficiency of $1,301,352, an increase of $487,795 from December 31, 1999.

During the six month period ended June 30, 2000 the Company generated net cash of $107,059 from operations.

In addition, the Company entered into a loan agreements with a relative of a Director of the Company and an Officer of the Company for loans totaling $400,000 bearing interest at prime plus one percent and with a maturity date of September 30, 2000. Proceeds from these loans were used in part to reacquire 11,000,000 shares of the Company for cancellation for a total purchase price of $138,178.

The Company also repaid its Cdn $500,000 bank loan through collection of its receivable from TP with respect to the second and third shipments.

The Company also made three payments on its other bank debt to reduce the outstanding balance by $9,809.

At this time the Company does not have the resources to meet all of its obligations, but it is implementing plans in order to generate sufficient cash flows over the next 12 months. Currently, the Company requires $70,000 per month to pay basic overheads and further product development will only be undertaken if there is sufficient capital available. The Company plans to generate this cash flow in the short term through additional debt and the sale of warrants. The Company also intends to complete the development of the animal healthcare reminder and market this product in the third quarter. In the longer term, the Company intends to generate new revenues from the sale of the 5th generation reminder. If the Company's efforts to obtain additional financing are unsuccessful, the Company may have to cease operations.

The Company has three loans aggregating $226,688 that are past their due date.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and the Company's subsidiary corporation, TDI, are defendants in a lawsuit captioned Mowbrey Gil, Plaintiff, and Timely Devices Inc. and ALR Technologies Inc., Defendants, Case No. 0003-06732 pending in the Court of the Queen's Bench of Alberta, Judicial District of Edmonton wherein the plaintiff is seeking a judgment against TDI and the Company in the amount of CDN$33,174.34 with respect to services provided plus interest and costs of the action.

Reference is also made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and Part II, Item 1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

During the quarter ended March 31, 2000, a subsidiary of the Company, Timely Devices Inc., went into default on a loan payable, as described in "Item 1. Legal Proceedings" of the Company's 10-QSB for that quarter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)       The following Exhibits are attached hereto:

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2000.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this _____ day of August, 2000.

                                   ALR Technologies Inc.



                                   BY:  _______________________________
                                        Sidney Chan,
                                        Chief Executive Officer

                                   BY:  _______________________________
                                        Ken Robulak,
                                        Chief Financial Officer