Form 10QSB
period 2000-09-30
ALR TECHNOLOGIES INC
filed 2000-11-15
CIK 1087022

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                   COMMISSION FILE NUMBER 0-30414

                       ALR TECHNOLOGIES, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0225807
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                        1201 Cornwall Avenue
                              Suite 203
                   Bellingham, Washington   98225
              (Address of principal executive offices)

                           (360) 650-9100
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 21,078,446

=====================================================================

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

September 30, 2000 and December 31, 1999

                                        2000
                                        (Unaudited)    1999
ASSETS
Current assets:
 Cash                                   $     23,219   $      7,261
 Accounts receivable                              -         192,419
 Inventories                                      -         106,644
 Prepaid expenses,
  deposits and advances                      295,584         61,858
                                        ------------   ------------
                                             318,803        368,182

Fixed assets, net of
 accumulated depreciation                     10,147         26,714
                                        ------------   ------------
                                        $    328,950   $    394,896
                                        ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Bank loan                              $         -    $    381,071
 Accounts payable and
  accrued liabilities                        409,041        509,715
 Promissory notes payable (note 4)           500,000             -
 Current portion of long term debt
  (note 5)                                        -         290,953
                                        ------------   ------------
                                             909,041      1,181,739

Long term debt (note 5)                      800,000         13,613

Shareholders' equity (deficit)
 Capital stock (note 6)                       21,078         32,078
 Additional paid in capital                1,118,581      1,245,759
 Deficit                                  (2,555,913)    (2,100,570)
 Accumulated other comprehensive income
  Cumulative translation adjustment           36,163         22,277
                                        ------------   ------------
                                          (1,380,091)      (800,456)
Subsequent events (note 7)
                                        ------------   ------------
                                        $    328,950   $    394,896
                                        ============   ============

     See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month and nine month periods ended September 30, 2000 and 1999
(Unaudited)

                    Three Months Ended  Nine Months Ended
                    September 30        September 30
                    2000      1999      2000      1999

Sales               $       -      $  197,911     $  182,006     $  252,823
Cost of sales               -         105,202        111,994        146,964
                    ----------     ----------     ----------     ----------
                            -          92,709         70,012        105,859

Expenses:
 Amortization              911          7,280          4,184          8,537
 Development costs      11,010          8,103         51,738          9,244
 Foreign exchange loss
  (gain)                   582             (3)         4,470         (3,148)
 Interest               17,607          3,534         48,681         12,565
 Professional fees      33,082         29,335         77,487        296,155
 Rent                    8,594         10,354         37,076         24,955
 Selling, general and
  administrative        56,310         74,394        132,371        173,612
 Wages and benefits    115,582         63,805        332,171        201,523
                    ----------     ----------     ----------     ----------
                       243,678        196,802        688,178        723,443
                    ----------     ----------     ----------     ----------
Loss from operations   243,678        104,093        618,166        617,584
                    ----------     ----------     ----------     ----------
Other income (expense):
 Gain on sale of
  subsidiaries         167,038             -         167,038             -
 Loss on disposal of
  capital assets            -              -          (4,214)            -
                    ----------     ----------     ----------     ----------
Net loss for
 the period         $  (76,640)    $ (104,493)    $ (455,342)    $ (617,584)
                    ----------     ----------     ----------     ----------

Net loss per share  $    (0.01)    $    (0.01)    $    (0.02)    $    (0.02)
                    ----------     ----------     ----------     ----------
Weighted average
shares outstanding  21,078,446     32,078,446     22,363,118     30,251,743
                    ==========     ==========     ==========     ==========














     See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Nine month periods ended September 30, 2000 and 1999
(Unaudited)

                                        Nine Months Ended September 30
                                        2000           1999

Cash flows from operating activities (note 8):
 Cash received from customers           $  373,376     $  258,225
 Cash paid to suppliers and employees     (639,174)      (716,535)
 Interest paid                             (48,681)       (12,565)
                                        ----------     ----------
Net cash used by operating activities     (314,479)      (470,875)
Cash flows from financing activities:
 Loan proceeds                             850,000             -
 Repayment of bank loan                   (373,853)            -
 Repayment of long term debt                (9,809)      (201,389)
 Shares issued for cash                         -         921,006
 Shares issued for net cash assets
  on acquisition                                         (209,682)
 Shares acquired for cash (note 6 (c))    (138,178)            -
 Increase in cash on disposition
  of subsidiaries (note 3)                   2,809             -
                                        ----------     ----------
Net cash provided by
 financing activities                      330,969        509,935
Cash flows from investing activities:
 Purchase of capital assets                 (1,338)       (11,442)
                                        ----------     ----------
Net cash used in investing activities       (1,338)       (11,442)
Impact of exchange rate changes
 on cash balances                              806         (8,619)
                                        ----------     ----------
Increase in cash during the period          15,958         18,999

Cash, beginning of period                    7,261         33,642
                                        ----------     ----------
Cash, end of period                     $   23,219     $   52,641
                                        ==========     ==========

Non-cash financing and investing activities (note 9)









     See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000

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

     Management plans to obtain financing through short-term borrowings and through the sale of warrants (see note 6 (d)).

2.   Significant accounting policies

(a)  General

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for fair presentation of the results for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

2.   Significant accounting policies (continued):

(b)  Basis of consolidation

     The consolidated financial statements include the accounts of ALR Technologies Inc. ("ALR Tech") and its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

     Effective April 30, 1999, the Company acquired 99.96% of the issued outstanding Class A common shares of ALR Inc. through an exchange of shares. As ALR Inc. shareholders obtained control of ALR Tech through the exchange of their Class A common shares for common shares of ALR Tech, the acquisition of ALR Inc. has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and cash flows reflect the results of operations and cash flows of ALR Inc. for the period to the acquisition date of April 30, 1999 combined with those of its legal parent, ALR Tech from acquisition on April 30, 1999 in accordance with generally accepted accounting principles for reverse acquisitions.

     On July 31, 2000, the Company sold its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. and Timely Devices Inc. for proceeds of $1. The consolidated statements of loss and cash flows for the periods ended September 30, 2000 reflect the results of operations and cash flows of the subsidiaries until July 31, 2000.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

3.   Sale of subsidiaries

     On July 31, 2000, the Company sold its shares in its subsidiary, A Little Reminder (ALR) Inc. for $1. A Little Reminder (ALR) Inc. was an inactive company and its assets consisted primarily of its ownership of 100% of the issued and outstanding shares of Timely Devices Inc. ("TDI") and a note receivable from the Company in the amount of $450,000. Management had previously closed the Edmonton manufacturing operation and office of TDI and the Company will contract out the manufacturing of future orders to independent manufacturers.

     The disposition details are as follows:


          Net assets:
          Cash                                         $   (2,809)
          Prepaid expenses, deposits and advances          10,599
          Promissory note from ALR Tech                   450,000
          Fixed assets, net                                 1,716
          Accounts payable and accrued liabilities       (336,194)
          Long term debt                                 (290,349)
                                                       ----------
                                                         (167,037)
          Sale proceeds                                         1
                                                       ----------
          Gain on sale of subsidiaries                 $  167,038
                                                       ==========

     The consolidated financial statements for the nine month period ended September 30, 2000 reflect the following amounts for these subsidiaries:

          Sales                              $ 182,006
          Cost of sales                      $ 111,994
          Expenses                           $  45,133

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

4.   Promissory notes payable

     A promissory note in the amount of $450,000 is payable to a relative of a Director of the Company, bears interest at US bank prime rate plus one percent and is due November 30, 2000. A second promissory note in the amount of $50,000 is payable to an Officer of the Company, bears interest at US bank prime rate plus one percent and is due November 30, 2000.

5.   Long term debt

     A promissory note in the amount of $350,000 is payable to an Officer of the Company, bears interest at 1% per month and is due August 31, 2002.
The Company has also committed to grant options to purchase 350,000 common shares at $0.25 per share, expiring December 31, 2005, in consideration for the loan (see note 6 (e)).

     A second promissory note due to a former subsidiary in the amount of $450,000 does not bear interest and is due July 17, 2005.

6.   Capital stock

a)   Authorized:

     75,000,000 common shares with a par value of $0.001 per share.

b)   Issued and outstanding:

                                                       Additional
                              Number of      Capital   Paid in
                              Shares         Stock     Capital

Balance, December 31, 1999    32,078,446     $ 32,078  $ 1,245,759
Common shares acquired and
 cancelled (note 6(c))        (6,000,000)      (6,000)     (69,370)
                              ----------     --------  -----------
                              26,078,446       26,078    1,176,389
Common shares acquired for
 cancellation (note 6(c))     (5,000,000)      (5,000)     (57,808)
                              ----------     --------  -----------
Balance, September 30, 2000   21,078,446     $ 21,078  $ 1,118,581
                              ==========     ========  ===========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

6.   Capital stock (cont.)

     c)   Common shares acquired for cancellation

On February 2, 2000, the Company closed a settlement agreement with a Director, a company controlled by that Director and several other parties, pursuant to which the Company acquired 11,000,000 of its own common shares for cancellation. Total consideration paid pursuant to this agreement was $138,178.

     d)   Warrants

The Company agreed to issue 7 million warrants at an exercise price of $0.25 to various parties including related parties. These warrants will expire on May 31, 2005.

The Company has also agreed to sell up to 4 million warrants at $0.25 per warrant with a December 31, 2000 closing date. The 4 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Exchange Commission registering the warrants and share of common stock underlying the warrants.

     e)   Options

The Company is committed to issuing up to 5,350,000 stock options at an exercise price of $0.25 per share. The options will expire at various dates in the year ending December 31, 2005.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

7.   Subsequent events

     Subsequent to the quarter end, the Company borrowed an additional $50,000 from a relative of a Director of the Company. This loan bears interest at US bank prime rate plus one percent and is due November 30, 2000.

     The Company also borrowed $200,000 from an unrelated individual. This loan bears interest at 1% per month and is due November 30, 2000. The Company has also committed to grant options to purchase 200,000 common shares at $0.25 per share, expiring December 31, 2005, in consideration for the loan.

     The Directors of the Company increased the authorized number of warrants exercisable at $0.25 per warrant from 7 million to 9.5 million.

     The Directors of the Company increased the number of warrants available for sale at $0.25 per warrant from a maximum of 4 million to a maximum of 7 million.

8. Reconciliation of net loss for the period to net cash used by operating activities

                                        Nine Months Ended September 30
                                        2000           1999

Net loss for the period                 $ (455,342)    $ (617,584)
Adjustments to reconcile net loss for
 the period to net cash provided (used)
 by operating activities
Depreciation                                 4,184          8,537
Gain on sale of subsidiaries              (167,038)            -
Loss on disposal of capital assets           4,214             -
Decrease in accounts receivable            192,419          5,402
Decrease (increase) in inventories         106,644        (36,207)
Decrease (increase) in prepaid expenses,
 deposits & advances                      (235,080)       189,971
Increase (decrease) in accounts payable    235,520        (20,994)
                                        ----------     ----------
Net cash used by operating activities   $ (314,479)    $ (470,875)
                                        ==========     ==========

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
September 30, 2000
(Unaudited)

9.   Non-cash financing and investing activities

     On July 31, 2000, the Company sold its wholly-owned subsidiaries A Little Reminder (ALR) Inc. and Timely Devices Inc. As a result of this transaction, prepaid, expenses, deposits and advances decreased by $1,354, fixed assets, net, decreased by $1,716, accounts payable and accrued liabilities decreased by $326,949, long-term debt increased by $159,651.

     During the period ended September 30, 2000, the Company transferred a leased automobile with a net book value of $8,342 to a former shareholder in consideration for the assumption by the shareholder of the related debt in the amount of $7,239.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Overview

     ALR Technologies Inc., is in the business of designing, marketing and distributing medical reminder compliance devices. During the quarter the Company sold its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. and Timely Devices Inc.

     The Company is finalizing the development and marketing of its new Pet Reminder(tm) products. It has finalized product design, point of sale materials and is negotiating distribution agreements with animal pharmaceutical distributors. The Company will supply initial orders with product now being manufactured by RadioShack (300,000 pieces) and expects to receive its initial delivery of product in November 2000. The Company is negotiating credit facilities to finance manufacturing costs for prospective distributor purchase orders in excess of the 300,000 pieces now being manufactured by RadioShack.

     The Company continues to develop a line of reminders for the human market that it plans to market in the first half of 2001.

Results of Operations

Sales

     There were no sales during the three month period ended September 30, 2000, as compared with $197,911 in the same period in fiscal 1999. On a year to date basis, revenue in the first nine months of fiscal 2000 totaled $182,006, a decrease of 28% over the first nine months of fiscal 1999. This was a result of the shut down of the Edmonton, AB manufacturing operation in the first quarter of the year and the emphasis on the development of new products and markets.

Gross Profit

     The Company's gross profit on sales for the nine months ended September 30, 2000, was $70,012 as compared with $105,859 for same period in fiscal 1999. The decrease in gross profit is primarily attributable to the decreased sales volume in 2000.

Development Costs

     Development costs increased to $11,010 in the third quarter from $8,103 in the third quarter of fiscal 1999 as the Company increased its expenditures of the development of the animal healthcare reminder and Generation 5 of the reminder compliance device for the human market. For the nine months ended September 30, 2000, development costs were $51,738, up from $9,244 for the same period in the prior fiscal year.

Foreign Exchange (Gain) Loss

     Up to the date of the sale of the subsidiaries, the Company's operations were substantially conducted in Canadian dollars. The foreign exchange loss resulting from fluctuations in the value of the Canadian dollar relative to the US dollar was $582 in the third quarter of 2000 as compared with a gain of $3 in the third quarter of fiscal 1999. For the nine month period ended September 30, 2000, the foreign exchange loss was $4,470 as compared with a gain of $3,148 in the first nine months of 1999.

Interest

     Costs to service the Company's debt rose in the third quarter of 2000 to $17,607 as compared to $3,534 for the same period in 1999 as the Company had an increase in the overall level of debt financing due to promissory notes issued. Similarly, interest for the first nine months of fiscal 2000 was $48,681, up from $12,565 for the same period last year.

Professional Fees

     Professional fees were $33,082 for the three months ended September 30, 2000, up slightly from the $29,335 reported for the three months ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999, professional fees were $77,487 and $296,155, respectively. These costs were substantially higher in the prior year due to costs related to the reverse takeover which was completed in April 1999.

Rent

     Rent decreased to $8,594 for the three months ended September 30, 2000 from $10,354 for the same period in 1999 as the Company moved its headquarters from Redmond, Washington to less expensive premises in Bellingham, Washington. The nine month year to date amounts were $37,076 for 2000 and $24,955 for 1999.

Selling, general and administrative

     Costs for selling, general and administrative were $56,310 for the three months ended September 30, 2000 versus $74,394 for the three months ended September 30, 1999 as the Company sought to reduce expenditures. For the nine month period ended September 30, 2000, selling general and administrative costs were $132,371, down from $173,612 in 1999.

Wages and benefits

     Wages and benefits increased from $63,805 to $115,582 for the third quarter of 2000 versus the same period in the prior year. For the nine month periods ended September 30, wages and benefits increased from $201,523 to $332,171. These increases are primarily due to the addition of a Chief Financial Officer in the first quarter and the hiring of a new President in the second quarter.

Gain on sale of subsidiaries

     During the quarter, the Company sold its investment in its subsidiaries, A Little Reminder (ALR), Inc. and Timely Devices Inc., resulting in a gain of $167,038.

Liquidity and Capital Resources

     As of September 30, 2000, the Company's principal source of liquidity was cash of $23,219.

     At September 30, 2000, the Company had a working capital deficiency of $590,238, an decrease of $223,319 from December 31, 1999.

     During the nine month period ended September 30, 2000 the Company used net cash of $314,479 in operations.

     In addition, the Company entered into loan agreements with a relative of a Director of the Company and an Officer of the Company for loans totaling $500,000 bearing interest at prime plus one percent and with a maturity date of November 30, 2000. Proceeds from these loans were used in part to reacquire 11,000,000 shares of the Company for cancellation for a total purchase price of $138,178. The Company also borrowed an additional $350,000 from an Officer of the Company. This loan bears interest at 1% per month and is due August 31, 2002.

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

     The Company also intends to pursue purchase orders for the Pet Reminder(tm) in the fourth quarter and, if successful, will have sales of the product in the first quarter of 2001. In the longer term, the Company intends to generate new revenues from the sale of the newly designed human reminders. If the Company's efforts to obtain additional financing are unsuccessful, the Company may have to cease operations.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The plaintiff in the action against the Company captioned Mowbrey Gil, Plaintiff, and Timely Devices Inc. and ALR Technologies Inc., Defendants, Case No. 0003-06732 pending in the Court of the Queen's Bench of Alberta, Judicial District of Edmonton, discontinued their claim against the Company, without costs, on September 28, 2000.

     Reference is also made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)       The following Exhibits are attached hereto:

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on August 14, 2000

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALR Technologies Inc.

November 14, 2000                  /s/ Sidney Chan
Date                               Sidney Chan,
                                   Chief Executive Officer

                                   /s/ Ken Robulak
                                   Ken Robulak,
                                   Chief Financial Officer