Form 10KSB/A
period 2000-12-31
ALR TECHNOLOGIES INC
filed 2001-04-17
CIK 1087022

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2000
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from

Commission file number 0-30414

ALR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0225807 (Employer Identification No.)

1201 Cornwall Avenue, Suite 203

Bellingham, Washington 98225
(Address of principal executive offices, including zip code.)

(360) 650-9100
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

YES [ X ] NO [ ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2000 - $182,006.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2001 was $442,480. There are approximately 18,312,946 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2001 - 21,078,446 shares of Common Stock

Documents Incorporated by Reference

1. Form 10SB Registration Statement (SEC File #000-30414) and all amendments thereto, which was filed with the Securities and Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange after December 10, 1999.

3. Form 8-K Current Report and all exhibits thereto, which was filed with the Securities and Exchange Commission on February 16, 2000.

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

Forward Looking Statements

Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements concerning future applications of the technologies of the Company and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 6, Management's Discussion and Analysis or Plan of Operations" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

ALR TECHNOLOGIES, INC. (the "Company") was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.

Prior to April 1998, the Company was inactive. In April 1998, the Company changed its business purpose to marketing and assembling a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. ("ALR").

On October 21, 1998, the Company entered into an agreement with ALR whereby the Company would have the non-exclusive right to distribute certain products of ALR described below.

In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,533,130 shares of the Company's common stock thereby making ALR a subsidiary corporation of the Company. ALR also has outstanding 124,695 shares of Class B common stock, none of which is owned by the Company.

ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR continued its jurisdiction under the laws of Canada on September 23, 1996 and to the state of Wyoming on July 31, 1998.

ALR owned one subsidiary corporation, Timely Devices, Inc. ("TDI"). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. ALR owns all of the total outstanding shares of TDI. TDI has only one class of common stock outstanding. On July 31, 2000, the Company sold all of its shares of ALR. As a result of this sale, the Company is no longer using the technology that was used by its previously owned subsidiaries and does not have any assembly capability. The Company now does its own marketing and has designed products based on new technology. The manufacturing and assembling of these products has been contracted out

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol "MBET." Subsequently the symbol was changed to "ALRT."

Products

The Company is developing a line of medication compliance devices that will assist people with taking their medications on time ("Reminders"). The primary market is the human medication market but a secondary market exists for companion animals.

The first product is the Pet Reminder™. The product was designed by the Company and is currently being manufactured by a subsidiary of RadioShack Corporation in China. It can be manufactured in several different designs and is currently shaped like a paw and is approximately 2 1/2" x 2 3/4 x 3/4". The product is programmed by its user for use in conjunction with monthly companion animal medication.

The Company plans to launch the Daily Pet Reminder™ in the third quarter of 2001.

The Company is finalizing the development of a medication reminder for the human market. The reminder will be approximately 2 1/4" x 1 3/4" x 1/2". It will be programmed by its user and can be programmed to remind up to 6 events daily. The Company anticipates having the product available for sale in the second half of 2001.

The Company's suggested retail price for the Reminders is $9.95. A retailer is not bound by any agreement to sell that Reminder for $9.95, but may sell the Reminder to the public at any price it desires.

Benefits of Medication Reminders

The Company believes that a medication reminder benefits patients by alerting them to take medication at a prescribed time thereby improving the effectiveness of the medication and reducing medication non-compliance. Medication non-compliance often results in further treatment complications which can become more expensive than simple medication therapy.

In addition, where a patient misses doses of medication, bacteria become tolerant to the unconcentrated dosage which can result in the medication becoming ineffective for the patient. Further, by not taking the prescribed medication at the prescribed times, bacteria develop resistance to certain prescription drugs and often the overall efficacy of the drug is lost. In these cases, the health of the patient is jeopardized and pharmaceutical drug manufacturers ("Pharmas") must develop a new drug at an increased expense in order to address that resistance. Hence, medication compliance creates a healthier customer.

Marketing Strategy

The Company is currently targeting the companion animal market. The Company has entered into distribution agreements with nine distributors. The distributors will sell exclusively to veterinary clinics and hospitals who will in turn sell the Pet Reminder™ to pet owners. This product is now being sold in the United States. The Company plans to introduce the Monthly Pet Reminder™ to the European, Canadian and other international markets in 2001.

The medication reminder for the human market will be distributed directly to retail pharmaceutical chains, Pharmas and through pharmaceutical distribution companies for resale to smaller pharmacies. The Company intends to target customers located in the United States and Canada because North America is the largest single pharmaceutical market in the world.

The Company currently does not advertise its products through any medium. The Company entered into its first distribution agreement and received purchase orders for product in December 2000 and launched the Pet Reminder™ in the first quarter of 2001. The Company does not anticipate doing webcommerce at this time. The Company does not have any link arrangements with other websites or any time-ins with any search engines.

Manufacturing

The Company has entered into an agreement with Tandy Electronics (Far East) Ltd. ("Tandy"), a wholly owned subsidiary of RadioShack Corporation of Dallas Texas. Tandy will procure all materials and manufacture the Company's products in its plant located in the Gu Tang Au Industrial District, Hui Zhou, China. The agreement is not exclusive and Reminders could be manufactured by other contract manufacturers.

Patents and Trademarks

The Company has applied for the following trademarks and design patents:

    Trademark Application Serial Number 76/114997 Filed Aug. 21, 2000. Intent to Use Application covering the mark ALRT used with a programmable electronic reminder for administration of Scheduled Medications.
    Trademark Application Serial Number 76/114998 Filed Aug. 21, 2000. Intent to Use Application covering the mark Pet Reminder used with a programmable electronic reminder for administration of Scheduled Veterinary Medications or Treatments.
    Trademark Application Serial Number 76/148174 Filed Oct. 16, 2000. Intent to Use Application covering the Animal Paw Design.
    Trademark Application Serial Number 76/148171 Filed Oct. 16, 2000. Intent to Use Application covering the Dogbone Design.
    Trademark Application Serial Number 76/148170 Filed Oct. 16, 2000. Intent to Use Application covering the Heart Design.
    Design Patent Application Serial Number 29/131,217 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a stylized paw.
    Design Patent Application Serial Number 29/131,170 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a dogbone.
    Design Patent Application Serial Number 29/131,203 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a heart.

Product Research

The Company is currently finalizing the development of its self-programmable medication reminder for the human market.

The Company spent $145,622 for the year ended December 31, 2000 on product research and development as compared with $61,318 for the year ended December 31, 1999. The Company plans to spend $100,000 on product research and development in the next fiscal year.

Self-Programmable

The Company intends to have a self-programmable human Reminder completed in the first half of 2001 and believes that this product will be available to customers in the second half of 2001. It can be programmed to alarm up to six events daily.

Serial Programming

This method of programming the Reminder makes use of software running on a personal computer to send the alarm times through the computer's serial port to a simplified programmer. It differs from the self-programmable Reminder in that it will require a health care provider to program it. The Company has completed the development of this product but has decided to defer the launch of this model.

While the Company believes the foregoing events will occur as described above, there is no assurance that the timetable for the programming methods will be available as indicated.

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

There are several companies that have established web sites to sell medication compliance devices.

Employees

The Company presently employs seven persons, five of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

Risk Factors.

1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has a limited history of operations. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company.

2. Market Acceptance. The Company's success and growth will depend upon the Company's ability to market its existing products. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See "Business - Products."

3. Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2001. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditor's report on our consolidated financial statements for the year ended December 31, 2000 includes additional comments that indicate that the Company has suffered recurring losses and negative cash flow from operations and has a net capital deficiency at December 31, 2000, conditions that raise substantial doubt about our ability to continue as a going concern.

4. Technology Risk. The Company and its competitors utilize different applications of known technology. Should a competitor develop a technological breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the Company's products would be at risk of becoming obsolete.

5. Competition. Some of the Company's competitors may have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products. The Company's products compete with clocks, pagers, labels and information systems, all of which, indirectly, reminder a person to take his medication. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

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

7. Product Reliability. The Company's products have not been in service for a sufficient time to determine their reliability. The Company has not conducted any independent tests of its products. Failure of a substantial number of the Company's products would result in severe damage to the Company's reputation.

8. Patents and Trademarks. The Company has applied for certain patents and trademarks. While the Company believes that patent rights are important and will protect the Company's proprietary rights in the patented technologies, there can be no assurance that any future patent application will ultimately mature as an issued patent, or that any present or future patents of the Company will prove valid or provide meaningful protection from competitors. See "Business - Patents and Trademarks."

9. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its officers and directors. See "Business" and "Management."

10. Issuance of Additional Shares. Approximately 53,921,554 shares of Common Stock or 71.9% of the 75,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located at 1201 Cornwall Ave, Suite 203, Bellingham, Washington 98225, telephone (360) 650-9100. The Company leases 888 square feet of office space from Cornwall Plaza, LLC pursuant to a written lease. The term of the lease is one year and the monthly rental payment is $1,332. The lease commenced on July 10, 2000 and will expire on June 30, 2001.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened, other than as listed below:

The Company and Sidney Chan and his company, Knight's Financial Ltd., were parties in a lawsuit captioned David T.M. Chai, Helen Yee Wah Lee, and Margaret Chau-Ramos, Plaintiffs v. ALR TECHNOLOGIES, INC., Sidney Chan, Knight's Financial Ltd., et al., Defendants, Case No. C995320 pending in the Supreme Court of British Columbia, wherein the plaintiffs alleged that the defendants breached a contract, committed negligent acts, and breached their fiduciary duties to the plaintiffs. The plaintiffs were seeking to recover approximately $141,000 actual damages, an undisclosed amount of punitive damages, court costs and attorney's fees. The litigation arose out of a loan to the Company's former subsidiary, A Little Reminder (ALR), Inc. by one P.T. Koosa Tripatira (the "Lender"), an Indonesia corporation. The amount of the loan was CDN$75,000. A Little Reminder (ALR), Inc. acknowledged owing said CDN$75,000 to the Lender. The plaintiffs, however, contend that they were owed expenses of CDN$20,025 related to the loan. The Company denied the foregoing and intended to litigate the issue. Subsequent to the year end, the Company settled this lawsuit by making a payment of CDN$60,000 to the plaintiffs on behalf of A Little Reminder (ALR), Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol ""ALRT." Summary trading by quarter for the 2000 and 1999 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2000
Fourth Quarter Third Quarter Second Quarter First Quarter	0.21 0.26 0.29 0.40625	0.10 0.14 0.14 0.035
1999
Fourth Quarter Third Quarter Second Quarter First Quarter	0.27 0.72 1.5625 2.375	0.055 0.18 0.35 0.6875

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2000, there were 21,078,446 common shares of the Company issued and outstanding.

At December 31, 2000, there were 62 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

In fiscal 2000 the Company sold its interest in its wholly-owned subsidiaries, A Little Reminder (ALR) Inc. and Timely Devices Inc. As a result of this sale, the Company ceased sales of the ALRT Medication Reminder and Programming Station and no longer has the capacity to assemble products internally. Instead, the Company has chosen to focus on the development and marketing of a new line of medication compliance devices which will be manufactured and assembled by contract manufacturers such as Tandy Electronics (Far East) Ltd., a subsidiary of RadioShack Corporation of Dallas, Texas. The first of these products, the Pet Reminder™ was shipped to the Company's distributors in the United States in January, 2001.

RESULTS OF OPERATIONS - JANUARY 1, 1999 THROUGH DECEMBER 31, 2000.

The Company did not have sufficient sales for the 2000 and 1999 fiscal years to cover overhead and realize the lowest production costs.

For the Period January 1, 2000 through December 31, 2000

Sales for the year ended December 31, 2000 were $182,006 and cost of goods sold were $111,994 as compared to $458,618 and $388,903, respectively for the year ended December 31, 1999. Gross margin for fiscal 2000 was $70,012 as compared with $(19,570) for the fiscal year ended December 31, 1999. Sales declined in fiscal 2000 as the Company phased out sales of its pharmacist programmable reminder to focus its efforts on the development of self-programmable reminders.

Product development costs increased to $145,622 in the most recent fiscal year versus $61,318 for the year ended December 31, 1999. This increase relates primarily to the development of the Pet Reminder™ and includes $103,000 related to options committed to be issued for product development services.

Interest expense was up to $471,180 for the year ended December 31, 2000 as compared with $23,005 for the year ended December 31, 1999 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amount of $393,667 related the amortization of the discount related to stock options and warrants committed to be issued in consideration for promissory notes.

The Company incurred Professional fees of $99,913 for the year ended December 31, 2000 as compared with $471,772 for the year ended December 31, 1999. Fees were significantly higher in the prior year due to expenses related to the acquisition of ALR by ALRT and becoming a SEC registrant company.

Rent was down slightly in fiscal 2000 to $50,249 from $60,562 for the year ended December 31, 1999. During the year the Company relocated its head office from Redmond, WA to Bellingham, WA.

The selling, general and administrative expenses were $1,873,365 for the year ended December 31, 2000 as compared to $483,188 for the year ended December 31, 1999. Of the total increase of $1,390,177 over the prior year, $1,051,500 is a non-cash amount related to the value of stock options committed to be issued for selling, general and admistrative services in the year. The balance of the increase relates primarily to the retention of a full-time CEO, President and CFO.

The Company reported a gain on sale of subsidiaries in fiscal 2000 of $167,038. This related to the sale of 100% of the Company's interest in A Little Reminder (ALR) Inc. and its wholly-owned subsidiary, Timely Devices Inc.

The loss of $2,413,318 for the year ended December 31, 2000 was up from a loss of $1,141,965 for the year ended December 31, 1999. The increase in the net loss is due to non-cash charges of $1,552,167 related to the compensation cost of options issued for services and financing cost of options and warrants issued in consideration for promissory notes.

There were no accounts receivable at December 31, 2000 as the Company had did not begin sales of the new the Pet Reminder™ until January 2000.

Inventories increased to $267,183 at December 31, 2000 from $106,644 at December 31, 1999 as the Company begin to build inventory of its new product for the January 2001 product launch.

Prepaids, expenses and deposits were $210,995 at December 31, 2000 as compared to $61,858 at December 31, 1999. This increase was primarily attributable to production deposits held by Tandy Electronics (Far East) Ltd. at December 31, 2000.

Accounts payable and accrued liabilities increased to $733,527 at December 31, 2000 from $509,715 at December 31, 2000 as the Company was unable to generate sufficient cash flows in order to cover all its operating overheads.

Other debt financing increased to $1,508,657 at December 31, 2000 from $685,637 at December 31, 1999 as the Company was able to obtain debt financing from several related parties in order to continue operating and provide funds for product development and in order to finance the build up of inventory for the January 2001 product launch of the Pet Reminder™.

For the Period January 1, 1999 through December 31, 1999

Sales for the period were $458,618 and cost of goods sold were $388,903 as compared to $218,208 and $159,350, respectively for the six month period ended December 31, 1998. In addition, the loss on writedown of inventory for the year ended December 31, 1999 was $89,285. This resulted in a gross margin of $(19,570) as compared to a gross margin of $58,858 for the six month period ended December 31, 1998. Proportionally, cost of goods sold increased in the most recent fiscal period as a result of production problems. The inventory writedown arose from the Company's plans to revise its procuring and manufacturing procedures which resulted in the Company writing down its remaining inventory to its expected net realizable value.

In 1999, the Company changed its distribution from Novapharm to Technilab. Approximately 76% of the 1999 sales were to the new Canadian distributor.

The Company incurred an inventory writedown of $89,285 in fiscal 1999. This writedown arose from the Company's plans to revise its procuring and manufacturing procedures. The Company is now reviewing new manufacturing alternatives that will lower costs and provide better reliability. Current inventory may not be compatible with the new manufacturing arrangements.

Development costs increased to $61,318 for the year ending December 31, 1999 as compared with $6,105 for the six month period ended December 31, 1998 due to costs incurred for product design.

The Company incurred Professional fees of $471,772 for the year ended December 31 1999 as compared with $142,871 for the six month period ended December 31, 1998. The fees are comprised primarily of legal, accounting and financial advisory expenses incurred in the acquisition of ALR by ALRT and ALRT becoming a SEC registrant company.

Rent increased to $60,562 for the year ended December 31, 1999 as compared with $8,571 for the six month period ended December 31, 1998 due to the addition of offices in Redmond Washington and Vancouver B.C.

The Selling, general and administrative expenses were $483,188 for the year ended December 31, 1999 as compared with $122,974 for the six month period ended December 31, 1998. These costs are higher than in the prior fiscal periods due to opening a new head office in Redmond, Washington, incurring additional expenses associated with promoting the Company and its products and to the hiring of additional staff.

A loss of $1,141,965 was realized for the 1999 fiscal year as compared with $256,322 for the six month period ended December 31, 1998. The increased losses were due to the professional fees incurred in the acquisition of ALR by ALRT and new staff hired.

Accounts receivable increased to $192,419 at December 31, 1999 from $10,963 on December 31, 1998 as a result of a large sale to TP in the fourth quarter.

Inventory decreased to $106,644 at December 31, 1999 from $266,975 on December 31, 1998 as a result of the Company's plan to revise its manufacturing procedures.

Prepaid expenses, deposits and advances increased to $61,858 on December 31, 1999 from $1,021 on December 31, 1998 primarily as a result of an advance to a Vice President and Shareholder (Lorne Drever) of $55,291.

Accounts payable increased to $509,715 on December 31, 1999 from $372,775 on December 31, 1998 as a result of continuing operating losses.

LIQUIDITY AND CAPITAL RESOURCES.

Cash Balances

At December 31, 2000, the Company's cash balance was $3,105 compared to $7,261 at December 31, 1999.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 2000 was 0.33 compared to 0.31 as of December 31, 1999. The greater the current ratio, the greater the short-term liquidity of the Company.

In January 2001, the Company arranged a $2,000,000 loan from Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company. Proceeds were used in part to pay off existing liabilities with the balance being put toward working capital. The Company anticipates that this financing will be sufficient to enable it to meet its overheads and purchase commitments for the first two quarters of fiscal 2001.

In January 2001, the Company began initial shipments of the monthly Pet Reminder to its distributors and is now generating cash flow from sales. In the short term, these funds will be applied to working capital.

The Company plans to seek both inventory and receivables financing in order to provide for expansion as well as to pay off existing debt.

A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditor's consent to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2000 totaled $586,831. The Company incurred a net loss of $2,413,318 for the year ended December 31, 2000 as compared to a loss of $1,141,965 for the year ended December 31, 1999. Cash used by the Company in operating activities during the year ended December 31, 1999 totaled $919,161.

Cash Proceeds from Financing Activities

During the year ended December 31, 2000, the Company arranged $1,100,000 in debt financing. $138,178 of the proceeds from these financings was used to enable the Company to repurchase 11,000,000 of its common shares for cancellation.

During the year ended December 31, 1999, the Company raised net cash proceeds from equity financing in the amount of $918,043. In the fourth quarter, the Company arranged a bank loan in the amount of $381,071 to cover operating and manufacturing expenses. The loan was repaid in two equal installments in February, 2000 and May, 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Consolidated Balance Sheets
Consolidated Statements of Loss
Consolidated Statement of Sharholders' Deficiency and
Comprehensive Loss
Consolidated Statements of Cash Flows

NOTES TO THE FINANCIAL STATEMENTS

F-1 F-2 F-3 F-4 F-5 F-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. and subsidiaries as at December 2000 and 1999 and the related consolidated statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Signed "KPMG LLP"

Kelowna, Canada

March 16, 2001, except as to note 11 which is as of March 31, 2001.

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
$United States

December 31, 2000 and 1999

		2000	1999
Assets

Current assets:
Cash		$ 3,105	$ 7,261
Accounts receivable, net of allowance of $nil (1999 - $6,735)		-	192,419
Inventories		267,183	106,644
Prepaid expenses, deposits and advances		210,995	61,858
		481,283	368,182

Fixed assets (note 4)		9,336	26,714

		$ 490,619	$ 394,896

Liabilities and Shareholders' Deficiency

Current liabilities:
Bank loan (note 5)		$ -	$ 381,071
Accounts payable and accrued liabilities		733,527	509,715
Current portion of long term debt (note 6)		750,000	290,953
		1,483,527	1,181,739

Long term debt (note 6)		758,657	13,613

Shareholders' deficiency:
Capital stock (note 7)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (1999 - 32,078,446 issued)		21,078	32,078
Additional paid in capital (note 7)		2,704,081	1,245,759
Deficit		(4,513,888)	(2,100,570)
Accumulated other comprehensive income
Cumulative translation adjustment		37,164	22,277
		(1,751,565)	(800,456)
Commitments (notes 7(b), 7(c) and 9)
Related party transactions (note 8)
Contingency (note 10)
Subsequent events (note 11)

		$ 490,619	$ 394,896

See accompanying notes to consolidated financial statements

On behalf of the Board:
Sidney Chan	Director

Staneley Cruiit	Director

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
$United States

Years ended December 31, 2000 and 1999

	2000	1999

Sales	$ 182,006	$ 458,618

Cost of sales
Cost of goods sold	111,994	388,903
Loss on write-down of inventory	-	89,285
	111,994	478,188

	70,012	(19,570)

Operating expenses
Depreciation	4,995	12,116
Development costs	145,622	61,318
Foreign exchange loss (gain)	829	(1,783)
Interest	471,180	23,005
Loss on disposal or write-down of fixed assets	4,214	12,217
Professional fees	99,913	471,772
Rent	50,250	60,562
Selling, general and administrative	1,873,365	483,188
	2,650,368	1,122,395

Loss before gain on disposal of subsidiaries	2,580,356	1,141,965

Gain on disposal of subsidiaries (note 3(a))	167,038	-

Loss	$ 2,413,318	$ 1,141,965

Loss per share, basic and diluted:	$0.11	$0.04

Weighted average shares outstanding	22,040,195	30,747,841

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
$United States

Years ended December 31, 2000 and 1999

	Capital Stock (note 7)	Additional Paid In Capital (note 7)	Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficiency

Balance, December 31, 1998	$ 422,143	$ -	$ (958,605)	$ 68,703	$ (467,759)

Net change in capital stock (note 7)	(390,065)	-	-	-	(390,065)

Net change in additional paid in capital (note 7)	-	1,245,759	-	-	1,245,759

Comprehensive income (loss):
Loss	-	-	(1,141,965)	-	(1,141,965)
Foreign currency translation adjustment (note 2(b))	-	-	-	(46,426)	(46,426)
Comprehensive loss					(1,188,391)

Balance, December 31, 1999	32,078	1,245,759	(2,100,570)	22,277	(800,456)

Net change in capital stock (note 7)	(11,000)	-	-	-	(11,000)

Net change in additional paid in capital (note 7)	-	1,458,322	-	-	1,458,322

Comprehensive income (loss):
Loss	-	-	(2,413,318)	-	(2,413,318)
Foreign currency translation adjustment (note 2 (b))	-	-	-	14,887	14,887
Comprehensive loss					(2,398,431)

Balance, December 31, 2000	$ 21,078	$ 2,704,081	$(4,513,888)	$ 37,164	$ (1,751,565)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
$United States

Years ended December 31, 2000 and 1999

	2000	1999

Cash flows from operating activities (note 12):
Cash received from customers	$ 373,376	$ 277,162
Cash paid to suppliers and service providers	(930,092)	(1,173,318)
Interest paid	(30,115)	(23,005)
Net cash used by operating activities	(586,831)	(919,161)

Cash flows from financing activities:
(Repayment of) proceeds from bank loan	(373,853)	381,071
Proceeds from long term debt	1,100,000	-
Repayment of long term debt	(9,809)	(183,264)
Increase in cash on disposal of subsidiaries	2,809	-
Common shares acquired for cash	(138,178)	-
Cash received on exercise of warrants	-	918,043
Cash acquired on business combination	-	43,469
Advances to ALR Tech. prior to business combination	-	(253,151)
Net cash provided by financing activities	580,969	906,168

Cash flows from investing activities:
Purchase of fixed assets	(1,338)	(8,589)

Effects of exchange rate changes on cash	3,044	(4,799)

Decrease in cash	(4,156)	(26,381)

Cash, beginning of year	7,261	33,642

Cash, end of year	$ 3,105	$ 7,261

Supplemental cash flow information:
Income taxes paid	$ -	$ -

Non-cash financing and investing activities:
Compensation cost of options issued for services	$ 1,158,500	$ -
Financing cost of options and warrants issued in consideration for promissory notes	427,000	-
Non-cash assets of subsidiaries disposed of in exchange for issuance of promissory note to ALR Inc. (note 3(a))	164,228	-
Long term debt repaid through transfer of fixed assets	(7,239)	-
Non-cash net assets acquired in exchange of common shares (note 3(b))	-	(112,617)
Promissory notes payable issued in exchange for promissory notes receivable (note 8)	-	-
	$ 1,742,489	$ (112,617)

See accompanying notes to consolidated financinal statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
$United States

Years ended December 31, 2000 and 1999

ALR Technologies Inc. (the "Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed in the National Association of Security Dealers Over the Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 100% of the Company's 2000 sales (1999 - 75%) were from one customer under an exclusive distribution agreement in Canada.

1.	Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of operations in the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the additional debt (note 11(a)), the issuance of shares on the exercise of options and warrants and through future private placements. Management plans to realize sufficient sales in future years to achieve profitable operations. The outcome of these matters cannot be predicted at this time.

These consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements.

2.	Significant accounting policies:

a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. ("TDI"). All significant intercompany balances and transactions have been eliminated on consolidation.

Effective July 31, 2000, the Company disposed of its interests in ALR Inc. and TDI. Consequently, the consolidated statements of loss, shareholders' deficiency and comprehensive loss and cash flows reflect the operations and cash flows of ALR Inc. and TDI from January 1, 2000 to July 31, 2000 combined with those of the Company for the year ended December 31, 2000.

Effective April 30, 1999, ALR Tech. acquired 99.96% of the issued outstanding Class A common shares of ALR Inc. through an exchange of shares. As ALR Inc. shareholders obtained control of ALR Tech. through the exchange of their Class A common shares for common shares of ALR Tech., the acquisition of ALR Inc. has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss, shareholders' deficiency and comprehensive loss and cash flows reflect the results of operations and cash flows of ALR Inc., for the year ended December 31, 1999, combined with those of its legal parent, ALR Tech. from acquisition on April 30, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. The 0.04% minority interest in ALR Inc. is not material and, therefore, has not been presented in these consolidated financial statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

2.	Significant accounting policies (continued):

b) Translation of financial statements

For the period prior to the disposal of the Company's subsidiaries, as described in note 3(a), and for the year ended December 31, 1999, the Company operated primarily in Canada, and its consolidated operations were conducted primarily in Canadian currency. These statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied was as follows:

	Assets and liabilities, at December 31, 1999, are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn. $1.4433.

  Revenues and expenses, for the period prior to the disposal of the Company's subsidiaries, are translated at the exchange rate in effect at the transaction dates and revenue and expenses, for the year ended December 31, 1999, are translated at the average exchange rate for the year, being US $1.00 per Cdn. $1.4844.

  The net adjustment has been recorded in a separate component of shareholders' deficiency called "cumulative translation adjustment" which is included in accumulated other comprehensive income.

	c) Inventories
	Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.
	d) Fixed assets
	Fixed assets are recorded at cost. Depreciation is provided using the following bases and annual rates:
	Asset	Basis	Rate

	Automotive equipment	Declining balance	30%
	Computer equipment	Declining balance	30%
	Office equipment	Declining balance	20%
	Leasehold improvements	Straight-line	50%

	e) Options and warrants issued in consideration for debt

  The Company allocates the proceeds received from long term debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

2.	Significant accounting policies (continued):
f) Financial instruments

  The fair values of cash, accounts receivable, bank loan and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory note payable, term loan, financing agreement, note payable and grant repayable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the demand loan as the maturity date is not determinable. It is not possible to arrive at a fair value for the promissory note payable to ALR Inc. as the payment dates are not readily determinable. It is not practical to determine a fair value for the promissory notes payable to a director of the Company, the promissory note payable to a relative of a director or shareholders' loans due to the related party nature of these amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument. The maximum credit risk exposure for all financial assets is the carrying value of the asset .

g) Revenue recognition

  The Company recognizes sales revenue at the time of shipment when title and the risks and rewards of ownership have transferred to the customer and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience.

h) Stock based compensation

  The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options granted to employees, whereby, compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options to non-employees are accounted for at their fair value at the date of provision of the related services.

i) Income taxes

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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

2.	Significant accounting policies (continued):
j) Loss per share

  Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. The number of issued and outstanding common shares of ALR Tech. for periods prior to April 30, 1999 reflect the equivalent number of ALR Tech. Common shares issued in exchange for ALR Inc. Class A shares at those dates. As the Company has a loss in each of the periods presented, basic and diluted loss per share is the same.

k) Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the compensation costs of stock options issued for services and the financing costs of stock options and warrants issued in consideration for long term debt. Actual results could differ from those estimates.

l) Commitments and contingencies

  Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

3.	Disposal of subsidiaries and business combination:

  a) Disposal of subsidiaries

  Effective July 31, 2000, the Company disposed of its 100% interest in ALR Inc. for cash proceeds of $1. ALR Inc.'s primary assets consisted of a 100% interest in TDI and a promissory note payable from ALR Tech. Of approximately $450,000. On the disposal, the Company realized a gain, net of a tax effect of $nil, of $167,038. The disposition details are as follows:

Net assets:
Cash		$ (2,809)
Prepaid expenses, deposits and advances		10,599
Promissory note from ALR Tech.		450,000
Fixed assets		1,716
Accounts payable and accrued liabilities		(336,194)
Long term debt		(290,349)
		(167,037)
Disposal proceeds
Cash		1

Gain on disposal of subsidiaries		$ 167,038

  The consolidated statement of loss for the year ended December 31, 2000 includes the following amounts attributable to ALR Inc. and TDI.

  Sales $ 182,006

  Cost of sales 111,994

  70,012

  Operating expenses 45,133

  b) ALR Tech. business combination with ALR Inc.:

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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

3.	Disposal of subsidiaries and business combination (continued):
b) ALR Tech. business combination with ALR Inc. (continued): The acquisition has been recorded at the net asset value of ALR Tech. at the date of acquisition. The acquisition details are as follows:
Net assets
Cash		$ 43,469
Prepaid expenses		191,492
Fixed assets		5,768
Accounts payable and accrued liabilities		(56,726)
Advances from ALR Inc.		(253,151)
		$ (69,148)

Consideration given for net assets acquired 36,533,130 common shares issued		$ (69,148)

  As ALR Inc. is deemed to be the continuing entity, capital stock and additional paid in capital have been increased by $36,533 and $1,027,794 respectively (note 7(a)) as a result of accounting for this combination as a reverse takeover.

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

  The following table sets forth unaudited pro-forma statements of operations data of the Company which reflects adjustments to the consolidated financial statements to present the business combinations of ALR Tech. and ALR Inc. as if the combinations were effective January 1, 1999:

Sales (unaudited)		$ 458,618

Loss (unaudited)		$1,462,195

Loss per share, basic and diluted (unaudited)		$ (0.05)

The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had ALR Tech. and ALR Inc. constituted a single entity during such periods.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

4.	Fixed assets:
			2000
	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 10,682	$ 3,985	$ 6,697
Office equipment	3,666	1,027	2,639

	$ 14,348	$ 5,012	$ 9,336

			1999
	Cost	Accumulated depreciation	Net book value

Automotive equipment	$ 22,531	$ 14,182	$ 8,349
Computer equipment	20,148	7,835	12,313
Office equipment	3,666	367	3,299
Leasehold improvements	4,405	1,652	2,753

	$ 50,750	$ 24,036	$ 26,714

5.	Bank loan:
	The bank loan at December 31, 1999 (Cdn. $550,000) bore interest at the bank's prime rate plus 2.0% and was repaid in two equal installments on February 1, and May 1, 2000.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

6.	Long term debt:

2000			1999

Promissory notes payable to a relative of a director, secured by a general security agreement, bearing interest at the United States bank prime rate plus 1%, due January 31, 2001 (see note 11(b))		$ 500,000	$ -
Promissory notes payable to a director of the Company, unsecured, with $350,000 bearing interest at 1% per month, due August 31, 2002 and $50,000 bearing interest at United States bank prime rate plus 1%, due April 30, 2001		400,000	-
Discount related to stock options issued in consideration for $350,000 promissory note due August 31, 2002 (see note 7(b))		(33,333)	-
Promissory note payable, unsecured, bearing interest at 1% per month, due January 31, 2001 (see note 11(c))		200,000	-
Promissory note payable to ALR Inc., unsecured, non-interest bearing, due July 17, 2005		441,990	-
Term loan, due August 30, 1999, bearing interest at prime plus 4.5% (Cdn. $91,919)		-	63,687
Financing agreement, repayable in monthly instalments of $380 (Cdn. $550) including interest at 10.90% (Cdn. $10,448)		-	7,239
Note payable, unsecured, bearing interest at prime plus 1.5% and due January 31, 1999 (Cdn. $212,213)		-	147,033
Grant repayable, unsecured and due January 30, 1999. Overdue payments bear interest at prime plus 2.0% (Cdn. $35,000)		-	24,250
Demand loan, unsecured, bearing no interest, and with no stated terms of repayment (Cdn. $75,000)		-	51,964
Shareholders' loans, unsecured, bearing no interest and with no stated terms of repayment (Cdn. $15,000)		-	10,393
		1,508,657	304,566

Current portion due within one year		750,000	290,953

		$ 758,657	$ 13,613

Interest on long term debt totaled $458,180 for the year ended December 31, 2000 (1999 - $18,963).
The aggregate maturities in agreements of long term debt for each of the five years subsequent to December 31, 2000 are as follows:
2001 - $750,000; 2002 - $316,667; 2003 - 2004 - $nil; 2005 - $441,990.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

7.	Capital stock and additional paid in capital:
a) Issued and outstanding:

	Number of shares	Capital stock	Additional paid in capital

Balance, December 31, 1998	11,041,500	$ 11,042	$ 20,708
Issued for cash at $0.50 per share	503,816	503	251,405
	11,545,316	11,545	272,113
Increase in book value of ALR Tech. capital stock and additional paid in capital to that of ALR Inc.	-	36,533	1,027,794

Balance, April 30, 1999, prior to business combination with ALR Inc.	11,545,316	48,078	1,299,907

Common shares issued to acquire ALR Inc. Class A shares, recorded at carrying value of ALR Tech.'s net assets	36,533,130	-	(69,148)

Common shares acquired and retired	(16,000,000)	(16,000)	15,000

Balance, December 31, 1999	32,078,446	32,078	1,245,759

Common shares acquired and retired	(11,000,000)	(11,000)	(127,178)

Compensation cost of stock options issued for services	-	-	1,158,500

Financing cost of stock options and warrants issued in consideration for promissory notes	-	-	427,000

Balance, December 31, 2000	21,078,446	$ 21,078	$ 2,704,081

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

7.	Capital stock and additional paid in capital (continued):
	b) Stock options:
	The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

2000			1999
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	Outstanding, beginning of year	200,000	$0.50	-	-
	Granted	13,670,000	0.25	200,000	$0.50
	Exercised or cancelled	-	-	-	-
	Outstanding, end of year	13,870,000	$0.25	200,000	$0.50

	The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2000 were as follows:

	Options Outstanding
	Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

	$0.25	13,670,000	0.83 to 4.92	10,610,000
	$0.50	200,000	0.42	200,000
	13,870,000			10,810,000

  The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors, employees and, accordingly, because options issued to these individuals have been granted at the market price on the issue date, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:

			2000		1999
	Loss
	As reported		$ 2,413,318		$ 1,141,965
	Pro forma		2,413,318		1,171,965
	Loss, per share, basic and diluted
	As reported		$0.11		$0.04
	Pro forma		$0.11		$0.04

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

7.	Capital stock and additional paid in capital (continued):
b) Stock options:

  During the year ended December 31, 1999, 200,000 options were irrevocably committed to be issued to directors. All options vested at the time of the commitment. The weighted average per share fair value of the options irrevocable committed to be issued in the year were $0.15. The fair value of the options was estimated using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

  During the year ended December 31, 2000, the Company irrevocably committed to grant 13,120,000 options to non-employees in exchange for services. All of the options vested immediately except for 60,000 options which will vest when the services have been performed, 400,000 options which will vest on March 31, 2001, 600,000 options which will vest on March 31, 2002 and 2,000,000 options which will vest based on the Company achieving certain sales targets. Accordingly, the compensation costs related to the unvested options will be recorded over the vesting period or in the period in which the sales targets are achieved and the services are performed. The compensation cost related to these options has been estimated to be $1,158,500, of which $1,051,500 has been charged to selling, general and administrative expense and $107,000 has been charged to product development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.11. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

  During the year ended December 31, 2000, the Company irrevocably committed to grant 550,000 options, in consideration of the promissory note payable and the $350,000 promissory note payable to a director of the Company. The related promissory note proceeds attributable to the options was estimated to be $62,000 of which $28,667 was amortized to interest expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

c) Warrants:
s

  The Company has irrevocably committed to issuing 8,000,000 warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of the promissory notes payable to a relative of a director. The promissory note proceeds attributable to the warrants was estimated to be $365,000 and was amortized to interest expense in 2000 over the initial terms of the promissory notes. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

7.	Capital stock and additional paid in capital (continued):
	c) Warrants (continued):

  The Company agreed to issue an additional 5.5 million warrants, at an exercise price of $0.25 to various parties, including related parties, entitling the holder to one common share for each warrant held. These warrants will expire on December 31, 2005.

  The Company also agreed to sell up to 3 million warrants at a price of $0.25 per warrant with a closing date of April 30, 2001. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and share of common stock underlying the warrants.

8.	Related party transactions:
	At December 31, 2000 and 1999 the Company had the following related party balances:

		2000	1999

	Advances to shareholders included in prepaid expenses, deposits and advances	$6,831	$55,291
	Accounts payable and accrued liabilities	$346,026	$14,744
	Long term debt, net of discount (note 6)	$866,667	$10,393

  During the year ended December 31, 1999, the Company incurred professional fees to a company owned by two shareholders totaling $136,050. The transactions were incurred in the normal course of the Company's operations and were, accordingly, recorded at the exchange amount of consideration established and agreed to by the related parties.

  During the year ended December 31, 1999, the Company entered into an agreement, with two shareholders, to acquire promissory notes receivable from unrelated parties with a face value of $693,000 (Cdn. $1,000,000) through the issuance of promissory notes payable. The promissory notes receivable were secured by a pledge of 5,000,000 of the Company's common shares. The promissory notes payable issued by the Company were due December 31, 1999 and could be fully settled through the return for the promissory notes received upon issuance. As the promissory notes received by the Company were in default at the date of the transaction and their collection was doubtful, their fair value was determined to be nil. Consequently, the promissory notes received and the promissory notes issued were recorded at the fair value of the promissory notes received, which was nil.

9.	Commitment:
	The Company is committed to a payment of approximately $114,600 with respect to future inventory purchases.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

10.	Contingency:

  A legal claim has been filed against the Company to demand payment of an outstanding balance owing, damages and a reimbursement of legal and other costs. The amount owing at December 31, 2000 totals $50,000 (Cdn $75,000) and has been included in long term debt (see note 11(e)).

11.	Subsequent events:

  a) Loan Proceeds

  Subsequent to December 31, 2000, the Company received loan proceeds of $2,000,000 from a relative of a director of the Company. The loan bears interest 1% per month and is due on demand. In consideration for the loan, 4,000,000 warrants exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005 were irrevocably committed to be issued. The Company used the loan proceeds to repay promissory notes amounting to $200,000, to repay certain accounts payable and accrued liabilities and to finance working capital.

b) Promissory note extended Subsequent to December 31, 2000, the maturity date of the $500,000 promissory note payable to a relative of a director was extended to April 30, 2001.
c) Promissory note repaid Subsequent to December 31, 2000, the Company repaid the $200,000 promissory note payable.

  d) Settlement agreement

  Subsequent to December 31, 2000, an officer and director of the Company received $75,000 in cash and 1,500,000 options to purchase common shares pursuant to a settlement agreement related to the officer and director's resignation in January 31, 2001. The options are exercisable at a price of $0.25 per share and have an expiry date of January 31, 2006.

  e) Settlement agreement

  Subsequent to December 31, 2000, the Company paid Cdn. $60,000 in cash pursuant to a settlement agreement for a legal claim against the Company. All material costs of the settlement have been accrued at December 31, 2000.

f) Stock options issued Subsequent to December 31, 2000, the Company irrevocably committed to grant 350,000 options to non-employees in exchange for services provided in 2001.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

12.	Reconciliation of loss to net cash used by operating activities:

		2000	1999

	Loss	$ (2,413,318)	$ (1,141,965)

	Adjustments to reconcile loss to net cash used by operating activities:
	Depreciation	4,995	12,116
	Compensation cost of options issued for services	1,158,500	-
	Financing cost of options and warrants issued in consideration for promissory notes	393,667	-
	Loss on disposal or write-down of fixed assets	4,214	12,217
	Gain on disposal of subsidiaries	(167,038)	-
	Decrease (increase) in accounts receivable	192,419	(181,456)
	(Increase) decrease in inventories	(160,539)	160,331
	(Increase) decrease in prepaid expenses, deposits and advances	(159,736)	130,655
	Increase in accounts payable and accrued liabilities	560,005	80,214
	Decrease in income taxes recoverable	-	8,727

	Net cash used by operating activities	$ (586,831)	$ (919,161)

13.	Income taxes:
	The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:
		2000	1999

	Deferred tax assets (net):
	Losses for income tax purposes carried forward	$ 534,000	$ 902,000
	Share issue costs	-	74,000
	Foreign exploration and development expenditures	-	565,000
	Gross deferred tax assets	534,000	1,541,000

	Less valuation allowance	(534,000)	(1,541,000)

	Net deferred tax assets	$ -	$ -

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
$United States

Years ended December 31, 2000 and 1999

13.	Income taxes (continued):

  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $1,430,000, in order to realize deferred tax assets. The Company has yet to realize taxable income in any preceding year of operations. Based on the history of tax losses, management is unable to assert that it is more likely than not that the Company will realize the benefits of these differences and, as such, a valuation allowance equal to the gross deferred assets has been assessed.

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be reported in the consolidated statement of loss, in the year it is determined that it is more likely than not that they will be realized. Certain of the losses for income tax purposes carried forward and all of the share issue costs and foreign exploration and development expenditures at December 31, 1999 related to the Company's subsidiaries which were disposed of in the year ended December 31, 2000.

14.	Comparative figures:
Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes of Accountants during the two most recent fiscal years.

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The name, age and position held by each of the directors and officers of the Company are as follows:

Name Sidney Chan Stanley Cruitt Kenneth Robulak Albert Honsch, Jr. Dr. Jaroslav Tichy Kenneth Berkholtz	Age 50 51 52 51 60 57

  Position Held

  Chief Executive Officer and member of the Board of Directors

  President and member of the Board of Directors

  Chief Financial Officer, Secretary, Treasurer, Vice President and member of the Board of Directors (resigned January 31, 2001)

  Executive Vice President

  Vice President, Technology

  Vice President, Veterinary Sales

  All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

  Sidney Chan - Chief Executive Officer and a member of the Board of Directors of the Company.

  Since December 14, 1999, Mr. Chan has been the President and a member of the Board of Directors of the Company. Since 1986, Mr. Chan has been the President of Knight's Financial Limited, a company based in Vancouver, British Columbia.

  Stanley Cruitt - President and a member of the Board of Directors of the Company.

  Since April 4, 2000, Mr. Cruitt has been President of the Company. Since December 1, 2000, Mr. Cruitt has been a member of the Board of Directors. From 1995 through to March, 2000, Mr. Cruitt was Director of Marketing Services for Novartis Animal Health (formerly Ciba).

  Kenneth Robulak - Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors.

  Mr. Robulak has been a member of the Board of Directors since December 14, 1999, and Chief Financial Officer, Secretary, Treasurer and Vice President since April 4, 2000. Since August 1997, Mr. Robulak has been the President of Brisas Capital Corp., Vancouver, British Columbia. From October 1995 to August 1997, Mr. Robulak was the Vice President of Penfund Management Ltd., a Toronto company. From November 1984 to October 1995, Mr. Robulak was an investment manager with Canada Trust. Mr. Robulak resigned as an officer and director of the Company January 31, 2001.

  Albert Honsch, Jr. - Executive Vice President

  Since December 1, 2000, Mr. Honsch has been Executive Vice President of the Company. From 1997 through 2000, Mr. Honsch was Senior Vice President Sales and Marketing for National Logistics Services. From 1981 through 1997, Mr. Honsch worked for Novartis Animal Health (formerly Ciba) where he was appointed Vice President Sales, US in 1996.

  Dr. Jaroslav V. Tichy - Vice President, Technology

  Since December 1, 2000, Dr. Tichy has been Vice President, Technology of the Company. From 1984 through 2000, Dr. Tichy was a Systems Design Specialist with Weir-Jones Engineering Consultants Ltd.. Since 1997, Dr. Tichy has been President and CEO of Silentronix Systems Inc.

  Kenneth Berkholtz - Vice President, Veterinary Sales

  Since January 15, 2001, Mr. Berkholtz has been Vice President, Veterinary Sales of the Company. From July 1992 to December 2000, Mr. Berkholtz was Sales Manager for Sunbelt Veterinary Supply.

  Involvement in Certain Legal Proceedings

  Other than as described in Item 3 hereof, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

  Compliance with Section 16(a) of the Exchange Act.

  Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2000, five of the Company's officers failed to filed their Form 3 on a timely basis.

  ITEM 10. EXECUTIVE COMPENSATION.

  The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

  SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sidney Chan	2000	144,000	150,000	0	0	0	0	0
CEO &	1999	136,050	0	0	0	0	0	0
Director	1998	0	0	0	0	0	0	0
Stanley Cruitt	2000	117,450	0	0	0	0	0	0
President &	1999	0	0	0	0	0	0	0
Director	1998	0	0	0	0	0	0	0
Kenneth Robulak	2000	100,000	0	2,863	0	0	0	0
CFO & Director	1999	25,000	0	0	0	0	0	0
(resigned)	1998	0	0	0	0	0	0	0

  The Company has promised to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issue, 4,000,000 stock options to Stanley Cruitt, President and a Director of the issuer and 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

  The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Robulak.

  The Company does not have any long-term incentive plans and accordingly no grants were made in the 2000 fiscal year.

  The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan Stanley Cruitt	$ 144,000 $ 156,600

  The contracts may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

  The terms of Mr. Chan's contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. Mr. Chan will also be entitled to 2,000,000 options with a five year term exercisable at $0.25. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Chan will be compensated for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

  Sales Price
From $ 0 $25,000,000 $50,000,000 over or equal to	To $ 24,999,999 $ 49,999,999 $199,999,999 $200,000,000	Participation 2% plus 3% plus 4% plus 5%

  The terms of Mr. Cruitt's contract also provides for a commission of 1.0% of net sales during the term of the agreement. Mr. Cruitt will also be entitled to 4,000,000 options with a five year term exercisable at $0.25. 2,000,000 options will vest immediately while the remaining options will vest on the basis of 200,000 options for each 1,000,000 Medication Reminders sold or upon the sale of 50% or more of the Company's stock or assets. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Cruitt will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

  Sales Price
From $ 0 $25,000,000 $50,000,000 over or equal to	To $ 24,999,999 $ 49,999,999 $199,999,999 $200,000,000	Participation 2% plus 3% plus 4% plus 5%

  Compensation of Directors.

  There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2000 fiscal year.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Security Ownership of Certain Beneficial Owners

  The following table sets forth, as of December 31, 2000, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

  Name and Address
  of Beneficial Owner

  Sidney Chan
  3062 S.W. Marine Dr.
  Vancouver, B.C.

  Stanley Cruitt
  525 Roslyn Road
  Winston-Salem N.C.

  Kenneth Robulak
  1384 23rd Street
  West Vancouver,
  B.C.

  All officers and
  Directors as
  a group.
  (6 persons)

Amount and Nature of Beneficial Owner 2,000,000[1] 0 765,500[2] 2,765,500	Position Chief Executive Officer and a member of the Board of Director President and a member of the Board of Directors Chief Financial Officer and a member of Directors of the Board (resigned)	Percent of Class 9.49% 0.00% 3.63% 13.12%

  [1] 500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of Knight's Financial Limited, and 1,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

  [2] 646,500 shares are held in the name of Kenneth Robulak and 119,000 shares are held in the name of his wife.

  The Company has promised to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company as well as 2,000,000 stock options to Christine Kan, his wife. The Company has also promised to give a total of 4,350,000 stock options to Stanley Cruitt, President and a Director of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, and 1,000,000 options to Bert Honsch, Executive Vice President of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years..

  The Company has promised to give stock options if it adopts a stock option plan to Michael Best, a former Chief Executive Officer of the Company and to Mr. Norman R. van Roggen a former director of the Company. Messrs. Best and van Roggen will receive options to purchase up to 100,000 shares of common stock at an exercise price of $0.50 per share. The options will expire in June 2001. The Company has promised to prepare and file a Form S-8 registration statement with the Securities and Exchange Commission registering the shares issuable under the non-qualified stock option plan which include Messrs. Best and van Roggen's shares. As of the date hereof, said Form S-8 registration statement has not been filed with the Commission and a non-qualified option plan has not been adopted by the Company.

  Changes in Control

  To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Pursuant to a voluntary pooling agreement, dated July 27, 1998, (the "Pooling Agreement") initially among two shareholders of ALR, being 706166 Alberta Ltd. and 745797 Alberta Ltd., Russell & DuMoulin (the "Trustee"), and all shareholders who subsequently agreed to be bound by the terms of the Pooling Agreement (collectively the "Pooled Shareholders"), the Pooled Shareholders holding an aggregate of 20,000,000 Common Shares of ALR (the "Pooled Shares"), agreed to deliver and have delivered the Pooled Shares to the Trustee.

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

  On February 17, 1999, 706166 Alberta Ltd., 745797 Alberta Ltd., Dean Drever and Sandra Ross entered into a lock-up agreement (the "Lock-Up Agreement") wherein said shareholders agreed not to dispose of an aggregate of 8,000,000 Class A common shares of ALR's common stock. The Lock-Up Agreement further provides that upon certain conditions being met, said shareholders will submit for cancellation an aggregate of 6,000,000 shares of the Company's common stock. The terms of the lock-up agreement have been met and the 6,000,000 shares have been returned to the Company.

  It is a condition of the Lock-Up Agreement that the Pooled Shareholders agreed to be bound by the terms of an amended pooling agreement. The Pooled Shareholders entered into an amended pooling agreement dated February 17, 1999 (the "Amended Pooling Agreement") substantially on the same terms and conditions as the Pooling Agreement. The Amended Pooling Agreement provides for the termination and replacement of the Pooling Agreement with the Amended Pooling Agreement. The Amended Pooling Agreement further provides that upon certain conditions occurring, the remaining 2,000,000 Offered Shares to be held by the Principal Shareholders after such surrender would be released by the Trustee, pro rata, on the following basis:

  a. 20% on October 1, 1999; and

  b. 20% on each of three (3), six (6), nine (9), and twelve (12) months following October 31, 1999.

  All other shares subject to the Amended Pooling Agreement will be released from Pool in the manner provided for in the original Pooling Agreement. The conditions were met and the initial 20% of the shares were released on October 1, 1999 and an additional 20% were released each quarter thereafter.

  On April 30, 1999, the Company acquired 99.9% of the issued and outstanding Class A shares of common stock of A Little Reminder (ALR) Ltd. In conjunction therewith, the Company issued 36,533,130 shares of common stock. The total value of all assets carried on the balance sheet of ALR on the date of the transaction was $240,729. No deduction for depreciation or liabilities was made from value so carried on the balance sheet. The foregoing shares were issued pursuant to Reg. 504 of the Act and a Form D was filed with the Commission on February 4, 1999.

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

  On September 20, 1999, the Company entered into an agreement to acquire certain notes receivable with a face value of CDN$1,000,000 from two shareholders of the Company through the issuance of notes payable in the amount of CDN$1,000,000. The notes receivable, which were secured by a pledge of 5,000,000 shares of the Company, were in default and the note holders were in the process of realizing on the 5,000,000 shares. The notes payable were due on December 31, 1999. The notes payable were limited recourse as the Company had the option to return the notes receivable to the vendor in full settlement of the notes payable. The notes receivable were returned to the vendor in settlement of the notes payable.

  On February 2, 2000, the Company closed a settlement agreement with a Director, Lorne Drever, a company controlled by that Director and several other parties, pursuant to which the Company acquired 11,000,000 of its own common shares for cancellation as well as the resignation of Lorne Drever as an officer and a director of the Company and its subsidiaries. Total consideration paid by the Company pursuant to this agreement was CDN $200,000. As a result of the transaction, the number of issued and outstanding shares of the Company was reduced to 21,078,446 common shares. The purchase consideration was established through negotiation. Of the total consideration, CDN $81,786.47 was made by offset against loans and advances previously made to Lorne Drever or a company controlled by Lorne Drever. The balance of CDN $118,213.53 was paid from funds obtained through a loan from Christine Kan which bears interest at the US bank prime rate plus one percent.

  On April, 2, 2000, Greg Rae resigned as an Officer and Director of the Company.

  On April 11, 2000, the Board of Directors authorized the Company to borrow up to $500,000 from Christine Kan, wife of Sidney Chan, the Chief Executive Officer and a Director of the Company. The loans bear interest at US Prime Rate plus one percent and have maturity dates in the year 2000. The Company granted a General Security Agreement to secure the loans. As additional consideration for the loan, Ms. Kan was promised warrants to purchase 8,000,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

  On July 31, 2000, the Company sold its shares in its subsidiary, A Little Reminder (ALR) Inc. to Mr. Marcus Da Silva for $1. Mr. Da Silva is related to a member of the Company's Advisory Board and has done consulting work for the Company. A Little Reminder (ALR) Inc. was an inactive company and its assets consisted primarily of its ownership of 100% of the issued and outstanding shares of Timely Devices Inc. ("TDI") and a note receivable from the Company in the amount of $450,000. Management had previously closed the Edmonton manufacturing operation and office of TDI and the Company will contract out the manufacturing of future orders.

  On September 1, 2000, Stanley Cruitt, President and a Director of the Company loaned the Company $350,000. The loan bears interest at one percent per month and is due August 31, 2002. As additional consideration for the loan, Mr. Cruitt was promised options to purchase 350,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

  On November 7, 2000, the Company entered into a settlement agreement with Greg Rae, a former officer and director of the Company. Under the terms of the agreement with Mr. Rae, the Company paid Mr. Rae CDN$15,000. Mr. Rae was also granted options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring November 1, 2001. The Company also agreed to qualify Mr. Rae's options and underlying shares if the Company files a Form S-8 registration statement prior to November 1, 2001. Finally, the Company will indemnify Mr. Rae against all claims made against him by anyone as a result of his acts as a Director of the Company.

  On January 22, 2001, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company $2,000,000. The loan bears interest at one percent per month and is due on demand. As additional consideration for the loan, Ms. Kan was promised warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

  On January 31, 2001, Kenneth Robulak resigned as an Officer and Director of the Company.

  On February 9, 2001, the Company entered into a settlement agreement with Kenneth J. Robulak, a former officer and director of the Company. Under the terms of the agreement with Mr. Robulak, the Company paid Mr. Robulak $75,000. Mr. Robulak was also granted options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring January 31, 2006. The Company also agreed to qualify Mr. Robulak's options and underlying shares if the Company files a Form S-8 registration statement prior to January 31, 2006. Finally, the Company will indemnify Mr. Robulak against all claims made against him by anyone as a result of his acts as a Director of the Company.

  PART IV

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Reports on Form 8-K

  On October 13, 2000, the Company filed Amendment No. 1 to a Form 8-K originally filed on August 14, 2000. This Amendment included an unaudited pro forma consolidated balance sheet at June 30, 2000 and unaudited pro forma consolidated statements of loss for the six month ended June 30, 2000 and for the year ended December 31, 1999.

  Exhibits

  The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

  Exhibit

  Number Description

  3.1 Initial Articles of Incorporation.

  3.2 Bylaws

  3.3 Articles of Amendment to the Articles of Incorporation.

  3.4 Articles of Amendment to the Articles of Incorporation.

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

  99.10 Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc.

  99.11 Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.

  99.12 Agreement to Provide Services between the Company and Knight's Financial Limited. Regarding Ms. Christine Kan.

  99.13 Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc. regarding Mr. Sidney S. Chan.

  99.14 Agreement to Provide Services between the Company and Bert Honsch.

  99.15 Agreement to Provide Services between the Company and Kenneth Berkholtz.

  99.16 Agreement to Provide Services between the Company and Jim Cleary.

  99.17 Settlement agreement between ALR Technologies, Inc. and KenRobulak.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2001.

  (Registrant)

  BY: /s/ Sidney Chan

  Sidney Chan, Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 16th day of April, 2001.

SIGNATURES /s/ Sidney Chan Sidney Chan /s/ Stanley Cruitt Stanley Cruitt	TITLE Chief Executive Officer and a member of the Board of Directors President and a Member of the Board of Directors	DATE April 12, 2001 April 12, 2001