Form 10QSB
period 2001-03-31
ALR TECHNOLOGIES INC
filed 2001-05-21
CIK 1087022

==============================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 21,078,446

==============================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

March 31, 2001 and December 31, 2000
	2001 (Unaudited) _________	2000 _________
Assets
Current assets:
Cash	$ 478,771	$ 3,105
Accounts receivable, net of allowance of $nil (December 31, 2000 - $nil)	68,752	-
Inventories	404,156	267,183
Prepaid expenses, deposits and advances	527,832 _________	210,995 _________
	1,479,511	481,283

Fixed assets, net of accumulated depreciation	10,050 _________	9,336 _________

	$ 1,489,561 =========	$ 490,619 =========

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 384,193	$ 733,527
Current portion of long term debt (note 3)	2,550,000 _________	750,000 _________
	2,934,193	1,483,527

Long term debt (note 3)	643,966	758,657

Shareholders' deficiency
Capital stock (note 4) 75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2000 - 21,078,446)	21,078	21,078
Additional paid in capital	3,623,581	2,704,081
Deficit	(5,770,421)	(4,513,888)
Accumulated other comprehensive income Cumulative translation adjustment	37,164 _________	37,164 _________
	(2,088,598) _________	(1,751,565) _________
Subsequent events (note 5)
	$ 1,489,561 =========	$ 490,619 =========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)

	2001 ________	2000 _________

Sales	$ 272,817	$ 152,103
Cost of sales	144,106 _________	106,622 _________
	128,711	45,481
Expenses:
Depreciation	744	1,638
Development costs	15,352	15,196
Foreign exchange loss (gain)	(2,933)	2,979
Interest	605,544	11,426
Loss on disposal of fixed assets	-	1,103
Professional fees	45,109	36,660
Rent	13,122	14,818
Selling, general and administrative	708,306 _________	126,396 _________
	1,385,244 _________	210,216 _________
Loss	$ 1,256,533 =========	$ 164,735 =========

Loss per share, basic and diluted	$ 0.06 _________	$ 0.01 _________

Weighted average shares outstanding, basic and diluted	21,078,446 =========	24,946,578 =========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)
	2001 ________	2000 _________

Cash flows from operating activities (note 6):
Cash received from customers	$ 204,065	$ 181,959
Cash paid to suppliers and employees	(1,366,750)	(66,602)
Interest paid	(40,500) _________	(11,426) _________
Net cash provided (used) by operating activities	(1,203,185)	103,931
Cash flows from financing activities:
Loan proceeds	2,000,000	250,000
Repayment of bank loan	-	(189,290)
Repayment of long term debt	(319,691)	(9,809)
Shares acquired for cash	- _________	(138,178) _________
Net cash provided (used) by financing activities	1,680,309	(87,277)
Cash flows from investing activities:
Purchase of fixed assets	(1,458) _________	- _________
Net cash used in investing activities
Effects of exchange rate changes on cash	- _________	223 _________
Increase in cash during the period	475,666	16,877

Cash, beginning of period	3,105 _________	7,261 _________

Cash, end of period	$ 478,771 =========	$ 24,138 =========

Supplemental cash flow information:
Income taxes paid	$ - =========	$ - =========

Non-cash financing and investing activities:
Compensation cost of options issued for services	$ 389,500	$ -
Warrants issued as discount on loan payable	530,000	-
Long term debt repaid through transfer of fixed assets	- _________	(7,239) _________
	$ 919,500 =========	$ (7,239) =========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)

1. Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations in the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of shares on the exercise of options and warrants and through future private placements. Management plans to realize sufficient sales in future periods to achieve profitable operations. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements.

2. Significant accounting policies

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)

3. Long term debt

During the quarter, the Company received a $2,000,000 loan in exchange for a promissory note payable to relative of a director of the Company. The promissory note bears interest at 1% per month and is due on demand. As further consideration for the loan, 4,000,000 warrants exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005 were irrevocably committed to be issued (see note 4(b)).

Also during the quarter, the Company repaid its $200,000 promissory note payable and repaid $119,691 of its promissory note payable to ALR Inc.

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2001		2000
	Number of Shares _________	Weighted Average Exercise Price _________	Number of Shares _________	Weighted Average Exercise Price _________
Outstanding, beginning of period	13,870,000	$0.25	200,000	$0.50
Granted	1,850,000	$0.25	2,000,000	$0.25
Exercised or cancelled	- _________	- _____	- _________	- _____
Outstanding, end of period	15,720,000 =========	$0.25 =====	2,200,000 =========	$0.27 =====

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2001 were as follows:

Options Outstanding
Exercise Price _________	Number of Options Outstanding _________	Contractual Lives Remaining _________	Number of Options Exercisable _________
$0.25	15,520,000	0.58 to 4.83	12,920,000
$0.50 _____	200,000 _________	0.17 _________	200,000 _________
	15,720,000 =========		13,120,000 =========

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the period would have been increased to the pro forma amounts below:

	2001 _________	2000 _________
Loss for the period
As reported	1,256,533	164,735
Pro forma	1,256,533	164,735
Loss per share, basic and diluted
As reported	$0.06	$0.01
Pro forma	$0.06 =========	$0.01 =========

During the quarter ended March 31, 2001, the Company irrevocably committed to grant 1,850,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $349,000 of which $342,000 has been charged to selling, general and administrative expense and $7,000 has been charged to development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.19. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2001 and 2000

(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the quarter ended March 31, 2001, 460,000 of the Company's previously issued options vested. Unvested options at March 31, 2001 consist of 600,000 options which will vest on March 31, 2002 and 2,000,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the quarter ended March 31, 2001, compensation cost related to these options totaling $40,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

b) Warrants:

At March 31, 2001, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

During the quarter ended March 31, 2001, the Company irrevocably committed to issue 4 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of a loan from a relative of a director. The proceeds attributable to the warrants was estimated to be $530,000 which has been charged to interest expense. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

The Company has also agreed to sell up to 3 million warrants at a price of $0.25 per warrant with a closing date of April 30, 2001. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2001 and 2000
(Unaudited)

5. Subsequent events

a) Warrant closing extended

Subsequent to March 31, 2001, the Company agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to June 30, 2001.

b) Promissory notes extended

Subsequent to March 31, 2001, the maturity dates of promissory notes totaling $550,000 were extended to June 30, 2001 from April 30, 2001.

6. Reconciliation of net loss for the period to net cash provided (used) by operating activities

	2001 _________	2000 _________
Net loss for the period	$ (1,256,533)	$ (164,735)
Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities
Depreciation	744	1,638
Amortization of discount related to options issued in consideration for promissory notes	5,000	-
Compensation cost of options issued for services	389,500	-
Amortization of discount related to warrants issued in consideration for a loan	530,000
Loss on disposal of fixed assets	-	1,103
(Increase) decrease in accounts receivable	(68,752)	29,856
(Increase) decrease in inventories	(136,973)	106,644
(Increase) decrease in prepaid expenses, deposits & advances	(316,837)	54,981
(Decrease) increase in accounts payable and accrued liabilities	(349,334) _________	74,444 ________
Net cash provided (used) by operating activities	$ (1,203,185) =========	$ 103,931 =========

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Except for the description of historical facts contained herein, the Form 10Q-SB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management Discussion and Analysis" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medical reminder compliance devices.

Results of Operations

Sales for the quarter ended March 31, 2001 were $272,817 and cost of sales was $144,106 as compared to $152,103 and $106,622, respectively, for the quarter ended March 31, 2000. Gross margin for the first quarter of fiscal 2001 was $128,711 as compared with $45,481 for the first quarter of fiscal 2000. The increase was due to the introduction of the Company's new Pet Reminder™ in January 2001.

Development costs increased to $15,352 from $15,196 in the prior period.

Interest expense was up to $605,544 for the quarter ended March 31, 2001 as compared with $11,426 for the quarter ended March 31, 2000. Included in the total reported interest is $5,000 (2000 - $nil) related to the amortization of the discount related to stock options committed to be issued in consideration for loans and $530,000 (2000 - $nil) related to the amortization of warrants committed to be issued in consideration for a loan in the current quarter. The balance of the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $45,109 for the quarter ended March 31, 2001 as compared with $36,660 for the quarter ended March 31, 2000. The increase is due to the overall increase in the level of activity in the Company.

Rent expense of $13,122 for the quarter ended March 31, 2001 was relatively unchanged from the $14,818 reported in the first quarter of 2000.

The selling, general and administrative expenses were $708,306 for the quarter ended March 31, 2001 as compared to $126,396 for the quarter ended March 31, 2000. Of the total increase of $581,910 over the comparative period, $382,500 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the increase relates primarily to increased marketing and selling costs arising from the introduction of the Company's new Pet Reminder™ in January 2001.

The loss of $1,256,533 for the quarter ended March 31, 2001 was up from a loss of $164,735 for the quarter ended March 31, 2000. The largest component of this increase was due to non-cash charges of $535,000 related to the amortization of the discount related to stock options and warrants committed to be issued in consideration for loans as well as $389,500 related to the value of stock options committed to be issued for selling, general and administrative and product development services.

Liquidity and Capital Resources

Cash Balances

As of March 31, 2001, the Company's cash balance was $478,771 compared to $3,105 at December 31, 2000.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of March 31, 2001 was 0.50 compared to 0.33 at December 31, 2000. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources will be sufficient to enable it to meet its overheads and purchase commitments through to the end of the second quarter of fiscal 2001. In addition, the Company is now generating cash flows from sales of the Pet Reminder™. In the short-term, these funds will be applied to working capital.

The Company plans to seek both inventory and receivables financing in order to provide for expansion as well as to pay off existing debt.

A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the quarter ended March 31, 2001 totaled $1,203,185 as compared with cash provided from operating activities of $103,931 for the quarter ended March 31, 2000. The increase in cash used is primarily due to the costs incurred in acquiring inventory of the Pet Reminder™ and the pay down of existing accounts payable.

Cash Proceeds from Financing Activities

In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($319,691).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2001
-----------------
Dated

ALR Technologies Inc.

/s/ Sidney Chan
-----------------
Sidney Chan,
Chief Executive Officer

/s/ Stanley Cruitt
-----------------
Stanley Cruitt,
President