Form 10QSB
period 2001-06-30
ALR TECHNOLOGIES INC
filed 2001-08-20
CIK 1087022

==============================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 21,078,446

==============================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

June 30, 2001 and December 31, 2000
	2001 (Unaudited)	2000
Assets
Current assets:
Cash	$ 19,420	$ 3,105
Accounts receivable, net of allowance of $nil (December 31, 2000 - $nil)	16,771	-
Inventories	677,360	267,183
Prepaid expenses, deposits and advances	399,382 ------------	210,995 ------------
	1,112,933	481,283
Fixed assets, net of accumulated depreciation	9,307 ------------	9,336 ------------
	$ 1,122,240 ========	$ 490,619 ========
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 428,629	$ 733,527
Current portion of long term debt (note 3)	2,550,000 ------------	750,000 ------------
	2,978,629	1,483,527
Long term debt (note 3)	645,509	758,657
Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2000 - 21,078,446)	21,078	21,078
Additional paid in capital	3,631,381	2,704,081
Deficit	(6,191,521)	(4,513,888)
Accumulated other comprehensive income Cumulative translation adjustment	37,164 ------------	37,164 ------------
	(2,501,898) ------------	(1,751,565) ------------
	$ 1,122,240 ========	$ 490,619 ========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month and six month periods ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Sales	$ 91,339	$ 29,903	$ 364,156	$ 182,006
Cost of Sales	50,214 ------------	5,372 ------------	194,320 ------------	111,994 ------------
	41,125	24,531	169,836	70,012
Expenses:
Depreciation	743	1,635	1,487	3,273
Development costs	9,978	25,532	25,330	40,728
Foreign exchange loss (gain)	2,774	909	(159)	3,888
Interest	86,920	19,648	692,464	31,074
Loss on disposal of fixed assets	-	3,111	-	4,214
Professional fees	37,199	7,745	82,308	44,405
Rent	12,850	13,664	25,972	28,482
Selling, general and administrative	311,761 ------------	166,254 ------------	1,020,067 ------------	292,650 --------
	462,225 ------------	238,498 ------------	1,847,469 ------------	448,714 ------------
Loss	$ (421,100) ========	$ (213,967) ========	$(1,677,633) ========	$ (378,702) ========
Loss per share, basic and diluted	$ (0.02) ------------	$ (0.01) ------------	$ (0.08) ------------	$ (0.02) ------------
Weighted average shares outstanding, basic and diluted	21,078,446 ========	21,078,446 ========	21,078,446 ========	23,012,512 ========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Six month periods ended June 30, 2001 and 2000
(Unaudited)
	2001	2000
Cash flows from operating activities (note 5):
Cash received from customers	$ 342,128	$ 373,376
Cash paid to suppliers and employees	(1,904,207)	(235,243)
Interest paid	(97,000) ------------	(31,074) ------------
Net cash provided (used) by operating activities	(1,659,079)	107,059
Cash flows from financing activities:
Loan proceeds	2,000,000	400,000
Repayment of bank loan	-	(373,853)
Repayment of long term debt	(323,148)	(9,809)
Shares acquired for cash	- ------------	(138,178) ------------
Net cash provided (used) by financing activities	1,676,852	(121,840)
Cash flows from investing activities:
Purchase of fixed assets	(1,458) ------------	- -----------
Net cash used in investing activities
Effects of exchange rate changes on cash	- ------------	10,504 ------------
Increase (decrease) in cash during the period	16,315	(4,277)
Cash, beginning of period	3,105 ------------	7,261 ------------
Cash, end of period	$ 19,420 =======	$ 2,984 =======
Supplemental cash flow information:
Income taxes paid	$ - =======	$ - =======

Non-cash financing and investing activities:
Compensation cost of options issued for services	$ 397,300	$ -
Warrants issued as discount on loan payable	530,000	-
Long term debt repaid through transfer of fixed assets	- ------------	(7,239) ------------
	$ 927,300 =======	$ (7,239) =======

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Six month periods ended June 30, 2001 and 2000
(Unaudited)

1. Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations in the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the sale of existing inventory, additional debt, the issuance of shares on the exercise of options and warrants and through future private placements. Management plans to realize sufficient sales in future periods to achieve profitable operations. The outcome of these matters cannot be predicted at this time.

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

3. Long term debt

During the period, the Company received a $2,000,000 loan in exchange for a promissory note payable to relative of a director of the Company. The promissory note bears interest at 1% per month and is due on demand. As further consideration for the loan, 4,000,000 warrants exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005 were irrevocably committed to be issued (see note 4(b)).

During the period, the Company repaid its $200,000 promissory note payable and repaid $123,148 of its promissory note payable to ALR Inc.

During the period, the maturity dates of promissory notes totaling $550,000 were extended to September 30, 2001 from June 30, 2001.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2001 and 2000
(Unaudited)

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	13,870,000	$0.25	200,000	$0.50
Granted	1,970,000	$0.25	3,000,000	$0.25
Expired	(200,000) ------------	$0.50 --------	- ------------	- --------
Outstanding, end of period	15,640,000 ========	$0.25 =====	3,200,000 ========	$0.27 =====

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2001 were as follows:

Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25 --------	15,640,000 ------------	0.42 to 4.83 ------------	13,040,000 ------------

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the period would have been increased to the pro forma amounts below:

	2001	2000
Loss for the period
As reported	1,677,633	378,702
Pro forma	1,677,633	378,702
Loss per share, basic and diluted
As reported	$0.08	$0.02
Pro forma	$0.08 --------	$0.02 --------

During the period ended June 30, 2001, the Company irrevocably committed to grant 1,970,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $365,800 of which $358,800 has been charged to selling, general and administrative expense and $7,000 has been charged to development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.18. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2001 and 2000
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the period ended June 30, 2001, 460,000 of the Company's previously issued options vested. Unvested options at June 30, 2001 consist of 600,000 options which will vest on March 31, 2002 and 2,000,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the period ended June 30, 2001, compensation cost related to these options totaling $31,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

b) Warrants:

At June 30, 2001, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

During the period ended June 30, 2001, the Company irrevocably committed to issue 4 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of a loan from a relative of a director. The proceeds attributable to the warrants was estimated to be $530,000 which has been charged to interest expense. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

The Company has also agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to September 30, 2001. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2001 and 2000
(Unaudited)

5. Reconciliation of net loss for the period to net cash provided (used) by operating activities

	2001	2000
Net loss for the period	$ (1,677,633)	$ (378,702)
Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities
Depreciation	1,487	3,273
Amortization of discount related to options issued in consideration for promissory notes	10,000	-
Compensation cost of options issued for services	397,300	-
Amortization of discount related to warrants issued in consideration for a loan	530,000
Loss on disposal of fixed assets	-	4,214
(Increase) decrease in accounts receivable	(16,771)	192,419
(Increase) decrease in inventories	(410,177)	106,644
(Increase) decrease in prepaid expenses, deposits & advances	(188,387)	38,142
(Decrease) increase in accounts payable and accrued liabilities	(304,898) ------------	141,069 ------------
Net cash provided (used) by operating activities	$ (1,659,079) ========	$ 107,059 ========

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

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medical reminder compliance devices. The monthly Pet Reminder™ was launched in January 2001 with the launch of the daily medication reminder for pet care scheduled for later this year. The Company expects to launch products for the human market by the end of fiscal 2001.

Sales of the monthly Pet Reminder™ have been slower than anticipated due to lack of attention from distributor sales representatives in promoting the product and educating vet clinics on the level of pet owner noncompliance. In order to increase awareness of the Pet Reminder™ and noncompliance in the vet clinics, the Company is building a direct sales network to overlay the distribution in place. In addition, the Company is also planning a national "Pet Owner Compliance Education Campaign" which will outline the problems associated with noncompliance to pet owners as well as a contribution promotion with local humane societies.

Results of Operations

Sales for the quarter ended June 30, 2001 were $91,339 and cost of sales was $50,214 as compared to $29,903 and $5,372, respectively, for the quarter ended June 30, 2000. Gross margin for the second quarter of fiscal 2001 was $41,125 as compared with $24,531 for the second quarter of fiscal 2000. On a year to date basis, sales in the first six months of fiscal 2001 were $364,156, an increase of 100% over the first six months of fiscal 2000. The gross margin for the first six months of fiscal 2001 was $169,836, an increase of 142% over the same period in fiscal 2000. The increase sales and margin was due to the introduction of the Company's new Pet Reminder™ in January 2001.

Development costs decreased to $9,978 in the quarter ended June 30, 2001 from $25,532 in the second quarter of 2000. Year to date development costs decreased from $40,728 for the first six months of fiscal 2000 to $25,330 for the first six months of the current year as most development work was done in house.

Interest expense was up to $86,920 for the quarter ended June 30, 2001 as compared with $19,648 for the quarter ended June 30, 2001. On a year to date basis, interest totaled $692,464 for the six months ended June 30, 2001 as compared to $31,074 in the prior year. Included in the total reported interest is $10,000 (2000 - $nil) related to the amortization of the discount related to stock options committed to be issued in consideration for loans and $530,000 (2000 - $nil) related to the amortization of warrants committed to be issued in consideration for a loan in the first quarter. The balance of the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $37,199 for the quarter ended June 30, 2001 as compared with $7,745 for the quarter ended June 30, 2000. Year to date professional fees for the six months ended June 30, 2001 were $82,308, up from $44,405 for the same period in fiscal 2000. The increase is due to the overall increase in the level of activity in the Company.

Rent expense of $12,850 for the quarter ended June 30, 2001 and $25,972 for the six months ended June 30, 2001 was relatively unchanged from the $13,644 and $28,482 reported in the same periods in fiscal 2000.

The selling, general and administrative expenses were $311,761 for the quarter ended June 30, 2001 as compared to $166,254 for the quarter ended June 30, 2000. This increase is due to the overall increase in the level of activity in the Company. For the six month periods ended June 30, selling, general and administrative expenses increased to $1,020,067 in fiscal 2001 from $292,650 in fiscal 2000. Of the total increase of $749,917 over the comparative period, $397,300 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the increase relates primarily to increased marketing and selling costs arising from the introduction of the Company's new Pet Reminder™ in January 2001.

The loss of $443,600 for the quarter ended June 30, 2001 was up from a loss of $213,967 for the quarter ended June 30, 2000. For the six month periods, the loss increased to $1,700,133 from $378,702. The largest component of this increase was due to non-cash charges of $535,000 related to the amortization of the discount related to stock options and warrants committed to be issued in consideration for loans as well as $397,300 related to the value of stock options committed to be issued for selling, general and administrative and product development services.

Liquidity and Capital Resources

Cash Balances

As of June 30, 2001, the Company's cash balance was $19,420 compared to $3,105 at December 31, 2000.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of June 30, 2001 was 0.37 compared to 0.33 at December 31, 2000. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources will not be sufficient to enable it to meet its overheads and purchase commitments through to the end of the third quarter of fiscal 2001. The Company plans to meet these financial requirements through the sale of its existing inventory as well as through additional debt financing.

A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2001 totaled $1,659,079 as compared with cash provided from operating activities of $107,059 for the six months ended June 30, 2000. The increase in cash used is primarily due to the costs incurred in acquiring inventory of the Pet Reminder™ and the pay down of existing accounts payable.

Cash Proceeds from Financing Activities

In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($319,691).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached hereto:

None

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2001

ALR Technologies Inc.

/s/ Sidney Chan,
Chief Executive Officer

/s/ Stanley Cruitt,
President