Form 10QSB
period 2001-09-30
ALR TECHNOLOGIES INC
filed 2001-11-19
CIK 1087022

========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)
NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

1201 Cornwall Avenue
Suite 212
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 21,078,446

==============================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)

September 30, 2001 and December 31, 2000

	2001 (Unaudited) ------------	2000 ------------
Assets
Current assets:
Cash	$61,493	$3,105
Accounts receivable, net of allowance of $nil (December 31, 2000 - $nil)	7,819	-
Inventories	309,677	267,183
Prepaid expenses, deposits and advances	397,075 ------------	210,995 ------------
	776,064	481,283
Fixed assets, net of accumulated depreciation	8,569 ------------	9,336 ------------
	$784,633 ========	$490,619 ========
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$678,060	$733,527
Current portion of long term debt (note 3)	2,660,000 ------------	750,000 ------------
	3,338,060	1,483,527
Long term debt (note 3)	623,579	758,657
Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2000 - 21,078,446)	21,078	21,078
Additional paid in capital	3,622,381	2,704,081
Deficit	(6,857,629)	(4,513,888)
Accumulated other comprehensive income Cumulative translation adjustment	37,164 ------------	37,164 ------------
	(3,177,006) ------------	(1,751,565) ------------
	$784,633 ========	$490,619 ========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss
($ United States)
Three month and nine month periods ended September 30, 2001 and 2000
Unaudited

Three Months Ended September 30 ------------------------	Nine Months Ended September 30 ------------------------

	2001 ------------	2000 ------------	2001 ------------	2000 ------------
Sales	$-	$-	$364,156	$182,006
Cost of Sales

Cost of goods sold	-		194,320	111,994
Loss on writedown of inventory (note 5)	381,443 ------------	- ------------	381,443 ------------	- ------------

	381,443 ------------	------------	575,763 ------------	------------
	(381,443)	-	(211,607)	70,012
Expenses:

Depreciation	738	911	2,225	4,184
Development costs	7,774	11,010	33,104	51,738
Foreign exchange loss (gain)	(1,166)	582	(1,325)	4,470
Interest	86,478	17,607	778,942	48,681
Loss on disposal of fixed assets	-	-	-	4,214
Professional fees	15,349	33,082	97,657	77,487
Rent	4,966	8,594	30,938	37,076
Selling, general and administrative	170,526 ------------	171,892 ------------	1,190,593 ------------	464,542 ------------

	284,665 ------------	243,678 ------------	2,132,134 ------------	692,392 ------------
Loss before gain on disposal of subsidiaries	(666,108) ------------	(243,678) ------------	(2,343,741) ------------	(622,380) ------------
Gain on disposal of subsidiaries	------------	167,038 ------------	------------	167,038 ------------
Loss	$(666,108) ========	$(76,640) ========	$(2,343,741) ========	$(455,342) ========
Loss per share, basic and diluted	$(0.03) ========	$(0.01) ========	$(0.11) ========	$(0.02) ========

Weighted average shares outstanding, basic and diluted	21,078,446 ========	21,078,446 ========	21,078,446 ========	22,363,118 ========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Nine month periods ended September 30, 2001 and 2000
(Unaudited)

		2001 ------------		2000 ------------
Cash flows from operating activities (note 6):
Cash received from customers		$350,147		$373,376
Cash paid to suppliers and employees		(1,922,223)		(639,174)
Interest paid		(128,000) ------------		(48,681) ------------
Net cash used by operating activities		(1,700,076)		(314,479)
Cash flows from financing activities:
Loan proceeds		2,110,000		850,000
Repayment of bank loan		-		(373,853)
Repayment of long term debt		(350,078)		(9,809)
Shares acquired for cash		-		(138,178)
Increase in cash on disposal of subsidiaries		------------		2,809 ------------
Net cash provided by financing activities		1,759,922		330,969
Cash flows from investing activities:
Purchase of fixed assets		(1,458)		(1,338)
Effects of exchange rate changes on cash		- ------------		806 ------------
Increase in cash during the period		58,388		15,958
Cash, beginning of period		3,105 ------------		7,261 ------------
Cash, end of period		$61,493 ========		$23,219 ========
Supplemental cash flow information:
Income taxes paid	$	- ========	$	- ========
Non-cash financing and investing activities:
Compensation cost of options issued for services		$388,300		$-
Warrants issued as discount on loan payable		530,000		-
Long term debt repaid through transfer of fixed assets		- ------------		(7,239) ------------
		$918,300 ========		$(7,239) ========

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Nine month periods ended September 30, 2001 and 2000
(Unaudited)

1.Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations in the foreseeable future.

The Company=s ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the sale of existing inventory, additional debt, the issuance of shares on the exercise of options and warrants and through future private placements. Management plans to realize sufficient sales in future periods to achieve profitable operations. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements.

2.Significant accounting policies

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company=s Report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

3.Long term debt

During the period, the Company received a $2,000,000 loan in exchange for a promissory note payable to relative of a director of the Company. The promissory note bears interest at 1% per month, is secured by a general security agreement and is due on demand. As further consideration for the loan, 4,000,000 warrants exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005 were irrevocably committed to be issued (see note 4(b)).

During the period, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due October 31, 2001.

During the period, the Company received a $60,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due January 31, 2002.

During the period, the Company repaid its $200,000 promissory note payable and repaid $150,078 of its promissory note payable to ALR Inc.

During the period, the maturity dates of promissory notes totaling $550,000 were extended to December 31, 2001 from September 30, 2001.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Nine month periods ended September 30, 2001 and 2000
(Unaudited)

4.Capital stock:

a)Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2001 -----------		2000 -----------
	Number of Shares ------------	Weighted Average Exercise Price ------------	Number of Shares ------------	Weighted Average Exercise Price -----------
Outstanding, beginning of period	13,870,000	$0.25	200,000	$0.50
Granted	1,970,000	$0.25	5,810,000	$0.25
Expired	(200,000) ------------	$0.50 ------------	- ------------	- ------------
Outstanding, end of period	15,640,000 ========	$0.25 ========	6,010,000 ========	$0.26 ========

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2001 were as follows:

Options Outstanding ------------------------

Exercise Price ------------	Number of Options Outstanding ------------	Contractual Lives Remaining ------------	Number of Options Exercisable ------------
$0.25 ------------	15,640,000 ------------	0.17 to 4.58 ------------	13,040,000 ------------

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company=s loss for the period would have been increased to the pro forma amounts below:

	2001 ------------	2000 ------------
Loss for the period
As reported	$2,343,741	$378,702
Pro forma	$2,343,741	$378,702
Loss per share, basic and diluted
As reported	$0.11	$0.02
Pro forma	$0.11 ========	$0.02 ========

During the period ended September 30, 2001, the Company irrevocably committed to grant 1,970,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $365,800 of which $358,800 has been charged to selling, general and administrative expense and $7,000 has been charged to development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.18. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Nine month periods ended September 30, 2001 and 2000

4.Capital stock and additional paid in capital (continued):

a)Stock options (continued):

During the period ended September 30, 2001, 460,000 of the Company=s previously issued options vested. Unvested options at September 30, 2001 consist of 600,000 options which will vest on March 31, 2002 and 2,000,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the period ended September 30, 2001, compensation cost related to these options totaling $22,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 134%, a risk free rate of 3.50% and no assumed dividend rate.

b)Warrants:

At September 30, 2001, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

During the period ended September 30, 2001, the Company irrevocably committed to issue 4 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of a loan from a relative of a director. The proceeds attributable to the warrants was estimated to be $530,000 which has been charged to interest expense. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

The Company has also agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to December 31, 2001. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

5.Loss on writedown of inventory

During the quarter ended September 30, 2001, the remaining stock of the first generation of Pet ReminderJ was written down as it had been superceded by an improved version.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements (continued)
($ United States)
Nine month periods ended September 30, 2001 and 2000
(Unaudited)

6.Reconciliation of net loss for the period to net cash provided (used) by operating activities

2001 ------------	2000 ------------

Net loss for the period	$(2,343,741)	$(455,342)

Adjustments to reconcile net loss for the period to net cash used by operating activities
Loss on writedown of inventory (note 5)	381,443	-
Depreciation	2,225	4,184
Amortization of discount related to options issued in consideration for promissory notes	15,000	-
Compensation cost of options issued for services	388,300	-
Amortization of discount related to warrants issued in consideration for a loan	530,000
Loss on disposal of fixed assets	-	4,214
Gain on disposal of subsidiaries		(167,038)
(Increase) decrease in accounts receivable	(7,819)	192,419
(Increase) decrease in inventories	(423,937)	106,644
(Increase) decrease in prepaid expenses, deposits & advances	(186,080)	(235,080)
(Decrease) increase in accounts payable and accrued liabilities	(55,467) ------------	235,520 ------------
Net cash used by operating activities	$(1,700,076) ========	$(314,479) ========

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management=s Discussion and Analysis or Plan of Operations contained in the Company=s Annual Report on Form 10-KSB for the year ended December 31, 2000. Except for the description of historical facts contained herein, the Form 10Q-SB contains certain forward-looking statements concerning future applications of the Company=s technologies and the Company=s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under AItem 2, Management Discussion and Analysis@ and from time to time in the Company=s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management=s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medical reminder compliance devices. The monthly Pet ReminderJ was launched in January 2001 with the launch of products for the human market in fiscal 2002.

Sales of the monthly Pet ReminderJ have been slower than anticipated due to lack of attention from distributor sales representatives in promoting the product and educating vet clinics on the level of pet owner noncompliance. The initiatives taken as a result of distributors not detailing our product, including building our own direct sales force, kicking off a national education campaign and starting efforts in selling to the general retail markets all require time and resources. Progress is being made on all initiatives and sales results are expected by the late fourth quarter and in the first quarter of 2002.

Results of Operations

There were no sales for the either the quarter ended September 30, 2001 or for the quarter ended September 30, 2000. On a year to date basis, sales in the first nine months of fiscal 2001 were $364,156, an increase of 100% over the first nine months of fiscal 2000. The Company reported a loss on writedown of inventory of $381,443 in the most recently completed quarter. This writedown relates to the Company=s remaining stock of the first generation of Pet ReminderJ that has now been superceded by an improved version.

Development costs decreased to $7,774 in the quarter ended September 30, 2001 from $11,010 in the second quarter of 2000. Year to date development costs decreased from $51,738 for the first nine months of fiscal 2000 to $33,104 for the first nine months of the current year as most development work was done in house during the current period.

Interest expense was up to $86,478 for the quarter ended September 30, 2001 as compared with $17,607 for the quarter ended September 30, 2001. On a year to date basis, interest totaled $778,942 for the nine months ended September 30, 2001 as compared to $48,681 in the prior year. Included in the total reported interest is $15,000 (2000 - $nil) related to the amortization of the discount related to stock options committed to be issued in consideration for loans and $530,000 (2000 - $nil) related to the amortization of warrants committed to be issued in consideration for a loan in the first quarter. The balance of the increase in interest expense relates to the Company=s increased reliance on debt financing.

The Company incurred professional fees of $15,349 for the quarter ended September 30, 2001 as compared with $33,082 for the quarter ended September 30, 2000. Year to date professional fees for the nine months ended September 30, 2001 were $97,657, up from $77,487 for the same period in fiscal 2000. The increase is due to the overall increase in the level of activity in the Company.

Rent expense of $4,966 for the quarter ended September 30, 2001 and $30,938 for the nine months ended September 30, 2001 was down from the $8,594 and $37,076 reported in the same periods in fiscal 2000 as the Company moved into less expensive premises.

The selling, general and administrative expenses were $170,526 for the quarter ended September 30, 2001 as compared to $171,892 for the quarter ended September 30, 2000. For the nine month periods ended September 30, selling, general and administrative expenses increased to $1,190,593 in fiscal 2001 from $464,542 in fiscal 2000. Of the total increase of $726,051 over the comparative period, $388,300 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the increase relates primarily to increased marketing and selling costs arising from the introduction of the Company=s new Pet ReminderJ in January 2001.

The loss of $666,108 for the quarter ended September 30, 2001 was up from a loss of $76,640 for the quarter ended September 30, 2000. For the nine month periods, the loss increased to $2,343,741 from $455,342. The largest component of this increase was due to non-cash charges of $535,000 related to the amortization of the discount related to stock options and warrants committed to be issued in consideration for loans, $388,300 related to the value of stock options committed to be issued for selling, general and administrative and product development services, and the $381,443 loss on the writedown of inventory.

Liquidity and Capital Resources

Cash Balances

As of September 30, 2001, the Company=s cash balance was $61,493 compared to $3,105 at December 31, 2000.

Short and Long Term Liquidity

With respect to the Company=s short-term liquidity, the Company=s Acurrent ratio@ (current assets divided by current liabilities) as of September 30, 2001 was 0.23 compared to 0.32 at December 31, 2000. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources will not be sufficient to enable it to meet its overheads and purchase commitments through to the end of the fourth quarter of fiscal 2001. The Company plans to meet these financial requirements through the sale of its existing inventory as well as through additional debt financing.

A significant portion of the Company=s debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors= consents to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company=s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2001 totaled $1,700,076 as compared with cash used by operating activities of $314,479 for the nine months ended September 30, 2000. The increase in cash used is primarily due to the costs incurred in acquiring inventory of the Pet ReminderJ and the pay down of existing accounts payable.

Cash Proceeds from Financing Activities

In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($319,691). In the third quarter, the Company obtained two additional short term loans totaling $110,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached hereto:

None

(b)Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALR Technologies Inc.

Dated: November 19, 2001 /s/ Sidney Chan
Sidney Chan,
Chief Executive Officer

/s/ Stanley Cruitt
Stanley Cruitt,
President