Form 10KSB
period 2001-12-31
ALR TECHNOLOGIES INC
filed 2002-04-15
CIK 1087022

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-30414

ALR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0225807 (Employer Identification No.)

101 North Chestnut Street
Suite 307
Winston-Salem, North Carolina 27101
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

YES [ X ] NO [ ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2001 - $364,328.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2002 was $1,904,495. There are approximately 19,044,946 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2002 - 21,078,446 shares of Common Stock

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

Forward Looking Statements

Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements concerning future applications of the technologies of the Company and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under"Item 6, Management's Discussion and Analysis or Plan of Operations" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

ALR TECHNOLOGIES, INC. (the"Company") was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.

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

In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,533,130 shares of the Company's common stock thereby making ALR a subsidiary corporation of the Company. ALR also had outstanding 124,695 shares of Class B common stock, none of which was owned by the Company.

ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR continued its jurisdiction under the laws of Canada on September 23, 1996 and to the state of Wyoming on July 31, 1998.

ALR owned one subsidiary corporation, Timely Devices, Inc. ("TDI"). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. ALR owns all of the total outstanding shares of TDI. TDI had only one class of common stock outstanding. On July 31, 2000, the Company sold all of its shares of ALR. As a result of this sale, the Company is no longer using the technology that was used by its previously owned subsidiaries and does not have any assembly capability. The Company now does its own marketing and has designed products based on new technology. The manufacturing and assembling of these products has been contracted out

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol "MBET." Subsequently the symbol was changed to "ALRT."

Products

The Company has developed a line of medication compliance devices that will assist people with taking their medication on time ("Reminders"). The primary market is the human medication market but a secondary market exists for companion animals.

Basic Model

The Company will be introducing its first Basic Human Reminder in the second quarter of 2002. The reminder will be approximately 2 1/4" x 1 3/4" x 1/2". It will be programmed by its user and can be programmed to remind up to 6 events daily. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: Loop for clip or ring, Speaker, LED, Button, Lock Out Switch, Carrying Case.

The Company is expected to introduce its Basic Personal Computer ("PC") Programmable Human Reminder in the third quarter of 2002. This model offers the user the option of programming the unit for all desired reminder events at one time from a PC computer. Includes programming station, connecting cable and software on CD ROM. Software can also be downloaded from ALRT Website. Reminds the user daily at up to eight different programmed times per day. Features include: Loop for clip or ring, Speaker, LED, Button, Lock Out Switch, Carrying Case.

The Basic Human Reminder is also available in a Once-a-Day model. It reminds the user once a day at the time programmed. Unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include: Loop for clip or ring, Speaker, LED, Button, Lock Out Switch and easy programming Pull Tab. This model is being offered to pharmaceutical manufacturers.

Pillbox Model

This model is expected to be available in the second half of 2002. It features a reminder with a detachable pillbox. The reminder with the pillbox attached will be 3 1/2" x 2 1/2" x 5/8". This model will be available in both the single button programming 6 entries per day as well as PC programmable 8 entries per day model. Features include: Speaker, LED, Button, Lock Out Switch. The PC programmable model will also include programming station, connecting cable and software on CD ROM.

Vibrating Model

This model is expected to be available by the end of 2002. The reminder will be 3 1/2" x 2 1/2" x 1/2". This model will be available in both the single button programming 6 entries per day as well as PC programmable 8 entries per day model. Features include: Speaker, LED, Button, Lock Out Switch, Vibrate Option Switch, Carrying Case. The PC programmable model will also include programming station, connecting cable and software on CD ROM.

Once-A-Week Reminder

This model reminds the user once a week at the day and time programmed. Liquid Crystal Display (LCD) provides a 7-day countdown until the next reminder event. Unit is programmed initially by pulling the tab at the day and time user would like reminder. Deprogramming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include Magnetic Back, Speaker, LCD, Button, Lock Our Switch and easy programming Pull Tab. This model is being offered to pharmaceutical manufacturers.

Pet RemindersJ

A new basic 30-Day Pet Reminders with replaceable batteries, designed for its user for use in conjunction with monthly companion animal medication, is expected to be available in the second half of 2002.

Another model which reminds the user once every 30 days at the day and time programmed is also available. Liquid Crystal Display (LCD) provides a 30-day countdown until the next reminder event. Unit is programmed initially by pulling the tab at the day and time user would like reminder. Deprogramming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include Magnetic Back, Speaker, LCD, Button, Lock Our Switch and easy programming Pull Tab. This model is also being offered to pharmaceutical manufacturers.

A daily Pet ReminderJ which is programmed by its user and can be programmed to remind up to 6 events daily is also available. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: Speaker, LED, Button, Lock Out Switch. This model is also being offered to pharmaceutical manufacturers.

Benefits of Medication Reminders

The Company believes that a medication reminder benefits patients by alerting them to take medication at a prescribed time thereby improving the effectiveness of the medication and reducing medication non-compliance. Medication non-compliance often results in further treatment complications which can become more expensive than simple medication therapy.

Marketing Strategy

The Management is currently focusing its efforts to introduce a line of medication reminders developed by the Company for the human market. The Reminders will be marketed and sold directly to retail pharmacy chains, health management organizations, contract research organizations, pharmaceutical manufacturers and through distribution companies for resale to independent pharmacies. The Company intends to target customers located in the United States and Canada because North America is the largest single pharmaceutical market in the world.

Starting in the second quarter of 2002, the Company will introduce its basic medication reminders on a region by region basis. The launch will start in the Carolinas.

While the Company has written down the value of its remaining Pet ReminderJ inventory, it is continuing to offer the 30-day Pet ReminderJ through its distributors who sell the Reminder exclusively to veterinary clinics and hospitals who will in turn sell the Pet ReminderJ to pet owners. The Company has also started to distribute the Pet ReminderJ directly to retail chains.

Given the human and financial resources available to the Company, Management is focusing the marketing effort to distribute models with the widest appeal in the retail market. Therefore, a number of developed products are currently offered exclusively to pharmaceutical manufacturers.

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

*

Trademark Application Serial Number 76/114997 Filed Aug. 21, 2000. Intent to Use Application covering the mark ALRT used with a programmable electronic reminder for administration of Scheduled Medications.

*

Trademark Application Serial Number 76/114998 Filed Aug. 21, 2000. Intent to Use Application covering the mark Pet Reminder used with a programmable electronic reminder for administration of Scheduled Veterinary Medications or Treatments.

*	Trademark Application Serial Number 76/148174 Filed Oct. 16, 2000. Intent to Use Application covering the Animal Paw Design.
*	Trademark Application Serial Number 76/148171 Filed Oct. 16, 2000. Intent to Use Application covering the Dogbone Design.
*	Trademark Application Serial Number 76/148170 Filed Oct. 16, 2000. Intent to Use Application covering the Heart Design.
*	Design Patent Application Serial Number 29/131,217 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a stylized paw.
*	Design Patent Application Serial Number 29/131,170 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a dogbone.
*	Design Patent Application Serial Number 29/131,203 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a heart.

Product Research

The Company is continuing its product research and development effort to improve its products as well as to adapt the products as reminder devices for use in areas other than medication compliance.

The Company is adding to the features of its PC programmable Reminders. For the Pillbox and Vibrating Option models, new products with an 8-characters alphanumeric LCD display will be offered in 2003. This will allow the user to program in names of up to four medications that will be displayed in the LCD when the Reminder is in an alarm mode.

Another Reminder is under development to play a musical tune instead of the audio "beeps" when the Reminder is in an alarm mode.

The Company will continue to advance its development of "On Screen" programming for the Reminders. This Reminder product would be programmed based on signals emitted from a computer display screen without the need for a programming station and connecting cables.

While the Company believes the foregoing events will occur as described above, there is no assurance that the timetable for the programming methods will be available as indicated.

The Company spent $41,393 for the year ended December 31, 2001 on product research and development as compared with $145,622 for the year ended December 31, 2000. The Company plans to spend $100,000 on product research and development in the next fiscal year.

Self-Programmable

The Company has completed the self-programmable human Reminder and this product will be available to customers in the second quarter of 2002. It can be programmed to alarm up to six events daily.

Serial Programming

This method of programming the Reminder makes use of software running on a personal computer to send the alarm times through the computer's serial port to a simplified programmer. It differs from the self-programmable Reminder in that it will require a health care provider to program it. The Company has completed the development of this product and it will be available to customers in the second half of 2002.

While the Company believes the foregoing events will occur as described above, there is no assurance that the timetable for the programming methods will be available as indicated.

Competition

The Company competes with other corporations that produce medication compliance devices, some of whom have greater financial, marketing and other resources than the Company.

The principal methods of competition are patient information strategies and compliance packaging. The Company believes that the approximate number of competitors is six, but the Company does not have any information to estimate its share of the market. The competing medication devices are information pamphlets, compliance packaging, and other forms of devices. The devices include clocks, labels, organization systems and pagers.

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

2. Market Acceptance. The Company's success and growth will depend upon the Company's ability to market its existing products. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See"Business - Products."

3. Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $2,000,000 of debt due on demand and $1,010,000 of debt due in fiscal 2002. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2002. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' report on our consolidated financial statements for the year ended December 31, 2001 includes additional comments that indicate that the Company has suffered recurring losses, negative cash flow from operations and has a net capital deficiency at December 31, 2001, which raises substantial doubt about our ability to continue as a going concern.

4. Technology Risk. The Company and its competitors utilize different applications of known technology. Should a competitor develop a technological breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the Company's products would be at risk of becoming obsolete.

5. Competition. Some of the Company's competitors may have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products. The Company's products compete with clocks, pagers, labels and information systems, all of which, indirectly, remind a person to take his medication. As the markets for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

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

8. Patents and Trademarks. The Company has applied for certain patents and trademarks. While the Company believes that patent rights are important and will protect the Company's proprietary rights in the patented technologies, there can be no assurance that any future patent application will ultimately mature as an issued patent, or that any present or future patents of the Company will prove valid or provide meaningful protection from competitors. See"Business - Patents and Trademarks."

9. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its officers and directors. See"Business" and"Management."

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

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located at 1201 Cornwall Ave, Suite 212, Bellingham, Washington 98225, telephone (360) 650-9100. The Company leases 167 square feet of office space from Cornwall Plaza, LLC pursuant to a written lease. The term of the lease is one year and the monthly rental payment is $160. The lease commenced on July 1, 2001 and will expire on June 30, 2002.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol"ALRT." Summary trading by quarter for the 2000 and 1999 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]

2001
Fourth Quarter Third Quarter Second Quarter First Quarter	0.14 0.16 0.28 0.30	0.035 0.06 0.125 0.15
2000
Fourth Quarter Third Quarter Second Quarter First Quarter	0.21 0.26 0.29 0.40625	0.10 0.14 0.14 0.035

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2001, there were 21,078,446 common shares of the Company issued and outstanding.

At December 31, 2001, there were 61 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The Company introduced the Pet Reminder J and product was shipped to the Company's distributors in the United States in January 2001. Our efforts to market the Pet Reminders J have met with limited success through veterinarian clinics. We are currently redirecting our sales effort through retail channels. Success is not assured and therefore we are adopting a conservative accounting policy to write off the value of the inventory.

We are redirecting our focus to the introduction of the Human Medication Reminders. The first of model will be introduced in June 2002 in a regional rollout beginning in the Carolinas. This will be followed by rollout in other regions of the United States. Other models will also be introduced in a region by region basis.

Results of Operations - January 1, 2000 through December 31, 2001.

The Company did not have sufficient sales for the 2001 and 2000 fiscal years to cover overhead and realize the lowest production costs.

For the Period January 1, 2001 through December 31, 2001

Sales for the year ended December 31, 2001 were $364,328 and cost of goods sold were $194,320 as compared to $182,006 and $111,994, respectively for the year ended December 31, 2000. In addition, the Company recorded a loss on writedown of inventories for the year ended December 31, 2001 of $1,328,313. This resulted in a gross margin for fiscal 2001 of $(1,158,305) as compared with $70,012 for the fiscal year ended December 31, 2000. Sales increased in fiscal 2001 with the introduction of the Pet Reminder J in January, 2001. Sales of the Pet ReminderJ were lower than the Company anticipated and while it intends to continue to market this product, the Company is uncertain as to the extent and value of any future sales and therefore has written down the remaining inventories and related production deposits to their estimated net realizable value of $nil.

Product development costs decreased to $41,393 in the most recent fiscal year versus $145,622 for the year ended December 31, 2000. This decrease relates primarily to the inclusion of $107,000 related to options committed to be issued for product development services in fiscal 2000 as compared to $7,000 in fiscal 2001.

Interest expense was up to $869,014 for the year ended December 31, 2001 as compared with $471,180 for the year ended December 31, 2000 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amount of $550,333 related the amortization of the discount related to stock options and warrants committed to be issued in consideration for promissory notes, up from $393,667 for the year ended December 31, 2000.

The Company incurred Professional fees of $125,466 for the year ended December 31, 2001 as compared with $99,913 for the year ended December 31, 2000. Fees were higher in the current year due to the increased level of activity in the Company.

Rent was down slightly in fiscal 2001 to $39,411 from $50,250 for the year ended December 31, 2000 as a result of a reduction in the size of its Bellingham, WA office space.

The selling, general and administrative expenses were $1,444,384 for the year ended December 31, 2000 as compared to $1,873,365 for the year ended December 31, 2000. These totals include $404,800 (December 31, 2000 - $1,051,500) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The increase in cash amounts from $821,865 to $1,032,584 relates primarily to the increase in sales staff and other costs of marketing.

The loss of $3,681,189 for the year ended December 31, 2001 was up from a loss of $2,413,318 for the year ended December 31, 2000. The increase in the net loss is primarily due to the writedown of inventory in the amount of $1,328,313.

There were only nominal accounts receivable at December 31, 2001.

Inventories decreased to $nil at December 31, 2001 from $267,183 at December 31, 2000 as the Company wrote down its Pet ReminderJ inventories to their estimated net realizable value of $nil at fiscal year end.

Prepaids, expenses and deposits were $35,235 at December 31, 2001 as compared to $210,995 at December 31, 2000. This decrease was primarily attributable to production deposits held by Tandy Electronics (Far East) Ltd. at December 31, 2000.

Accounts payable and accrued liabilities increased to $1,161,812 at December 31, 2001 from $733,527 at December 31, 2000 as the Company was unable to generate sufficient cash flows in order to cover all its operating overheads.

Other debt financing increased to $3,406,579 at December 31, 2001 from $1,508,657 at December 31, 2000 as the Company was able to obtain debt financing from several sources in order to continue operating and provide funds for product development.

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

Product development costs increased to $145,622 in the most recent fiscal year versus $61,318 for the year ended December 31, 1999. This increase relates primarily to the development of the Pet ReminderJ and includes $107,000 related to options committed to be issued for product development services.

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

Rent was down slightly in fiscal 2000 to $50,250 from $60,562 for the year ended December 31, 1999. During the year the Company relocated its head office from Redmond, WA to Bellingham, WA.

The selling, general and administrative expenses were $1,873,365 for the year ended December 31, 2000 as compared to $483,188 for the year ended December 31, 1999. Of the total increase of $1,390,177 over the prior year, $1,051,500 is a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The balance of the increase relates primarily to the retention of a full-time CEO, President and CFO.

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

There were no accounts receivable at December 31, 2000 as the Company had did not begin sales of the new the Pet ReminderJ until January 2001.

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

Other debt financing increased to $1,508,657 at December 31, 2000 from $685,637 at December 31, 1999 as the Company was able to obtain debt financing from several related parties in order to continue operating and provide funds for product development and in order to finance the build up of inventory for the January 2001 product launch of the Pet ReminderJ.

Liquidity and Capital Resources.

Cash Balances

At December 31, 2001, the Company's cash balance was $65,705 compared to $3,105 at December 31, 2000.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's"current ratio" (current assets divided by current liabilities) as of December 31, 2001 was 0.02 compared to 0.33 as of December 31, 2000. The greater the current ratio, the greater the short-term liquidity of the Company.

In January 2001, the Company arranged a $2,000,000 loan from Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company. Proceeds were used in part to pay off existing liabilities with the balance being put toward working capital.

The Company obtained additional debt financing totaling $260,000 in the balance of fiscal 2001 that was used for working capital.

The Company plans additional debt financing in the short run and has raised $700,000 subsequent to December 31, 2001. Part of these proceeds were used to retire existing debt totaling $110,000 with the balance being put toward working capital.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2001 totaled $1,845,864. The Company incurred a net loss of $3,681,189 for the year ended December 31, 2001 as compared to a loss of $2,413,318 for the year ended December 31, 2000. Cash used by the Company in operating activities during the year ended December 31, 2000 totaled $586,831.

Cash Proceeds from Financing Activities

During the year ended December 31, 2001, the Company arranged $2,260,000 in debt financing. $350,078 of the proceeds from these financings was used to enable the Company to repay existing debt.

During the year ended December 31, 2000, the Company arranged $1,100,000 in debt financing. $138,178 of the proceeds from these financings was used to enable the Company to repurchase 11,000,000 of its common shares for cancellation.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

Consolidated Balance Sheets
Consolidated Statements of Loss
Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
Consolidated Statements of Cash Flows

NOTES TO THE FINANCIAL STATEMENTS

F-1 F-2 F-3 F-4 F-5 F-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. and subsidiaries as at December31,2001 and 2000 and the related consolidated statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed "KPMG LLP"
Kelowna, Canada
March 21, 2002.

ALR TECHNOLOGIES INC. Consolidated Balance Sheets $United States December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash	$65,705	$3,105
Accounts receivable, net of allowance of $nil (2000 - $nil)	999	-
Inventories (note 9)	-	267,183
Prepaid expenses, deposits and advances	35,235	210,995
	101,939	481,283
Fixed assets (note 4)	7,831	9,336
	$109,770	$490,619

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,161,812	$733,527
Current portion of long term debt	2,996,667	750,000
	4,158,479	1,483,527

Long term debt (note 5)	409,912	758,657
Shareholders' deficiency:
Capital stock 75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (2000 - 21,078,446 issued)	21,078	21,078
Additional paid-in capital	3,678,214	2,704,081
Deficit	(8,195,077)	(4,513,888)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(4,458,621)	(1,751,565)
Basis of presentation (note 1)
Commitments (note 6)
Related party transactions (note 7)
Subsequent events (note 8)
	$109,770	$490,619

See accompanying notes to consolidated financial statements

On behalf of the Board:

Sidney Chan
Director

Stanley Cruitt
Director

ALR TECHNOLOGIES INC. Consolidated Statements of Loss $United States Years ended December 31, 2001 and 2000

	2001	2000

Sales	$364,328	$182,006
Cost of sales
Cost of goods sold	194,320	111,994
Loss on write-down of inventories (note 9)	1,328,313	-
	1,522,633	111,994
	(1,158,305)	70,012
Operating expenses
Depreciation	2,963	4,995
Development costs	41,393	145,622
Foreign exchange loss	253	829
Interest	869,014	471,180
Loss on disposal or write-down of fixed assets	-	4,214
Professional fees	125,466	99,913
Rent	39,411	50,250
Selling, general and administrative	1,444,384	1,873,365
	2,522,884	2,650,368
Loss before gain on disposal of subsidiaries	(3,681,189)	(2,580,356)
Gain on disposal of subsidiaries (note 3)	-	167,038
Loss	$(3,681,189)	$(2,413,318)
Loss per share, basic and diluted	$(0.17)	$(0.11)
Weighted average shares outstanding	21,078,446	22,040,195

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC. Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss $United States Years ended December 31, 2001 and 2000

	Capital Stock
	Number of shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehen-sive Income	Total Shareholders' Deficiency

Balance, December 31, 1999	32,078,446	$32,078	$1,245,759	$(2,100,570)	$22,277	$(800,456)

Common shares acquired and retired	(11,000,000)	(11,000)	(127,178)	-	-	(138,178)

Compensation cost of stock options issued for services	-	-	1,158,500	-	-	1,158,500

Financing cost of stock options and warrants issued in consideration for promissory notes	-	-	427,000	-	-	427,000

Comprehensive income (loss):
Loss	-	-	-	(2,413,318)	-	(2,413,318)
Foreign currency translation adjustment (note 2(b))	-	-	-	-	14,887	14,887
Comprehensive loss						(2,398,431)
Balance, December 31, 2000	21,078,446	21,078	2,704,081	(4,513,888)	37,164	(1,751,565)

Compensation cost of stock options issued for services	-	-	411,800	-	-	411,800

Financing cost of stock options and warrants issued in consideration for promissory notes	-	-	562,333	-	-	562,333

Comprehensive income (loss):
Loss	-		-	(3,681,189)	-	(3,681,189)
Balance, December 31, 2001	21,078,446	$21,078	$3,678,214	$(8,195,077)	$37,164	$(4,458,621)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC. Consolidated Statements of Cash Flows $United States Years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities (note 10):
Cash received from customers	$363,329	$373,376
Cash paid to suppliers and service providers	(2,047,593)	(930,092)
Interest paid	(161,600)	(30,115)
Income taxes paid	-	-
Net cash used by operating activities	(1,845,864)	(586,831)

Cash flows from financing activities:
Repayment of bank loan	-	(373,853)
Proceeds from long term debt	2,260,000	1,100,000
Repayment of long term debt	(350,078)	(9,809)
Increase in cash on disposal of subsidiaries	-	2,809
Common shares acquired for cash	-	(138,178)
Net cash provided by financing activities	1,909,922	580,969

Cash flows from investing activities:
Purchase of fixed assets	(1,458)	(1,338)

Effects of exchange rate changes on cash	-	3,044
Decrease in cash	62,600	(4,156)

Cash, beginning of year	3,105	7,261
Cash, end of year	$65,705	$3,105

Non-cash financing and investing activities:
Compensation cost of options issued for services	$411,800	$1,158,500
Financing cost of options and warrants issued in consideration for promissory notes	562,333	427,000
Non-cash assets of subsidiaries disposed of in exchange for issuance of promissory note to ALR Inc. (note 3)	-	164,228
Long term debt repaid through transfer of fixed assets	-	(7,239)
	$974,333	$1,742,489

See accompanying notes to consolidated financial statements.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements $United States Years ended December 31, 2001 and 2000

ALR Technologies Inc. ("the Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 90% of the Company's 2001 sales were from five different customers in the United States of America while approximately 100% of the Company's 2000 sales were from one customer under an exclusive distribution agreement in Canada.

1.	Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt (note 8), the issuance of shares on the exercise of options and warrants (note 6) and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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
a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, A Little Reminder (ALR) Inc. ("ALR Inc.") and Timely Devices Inc. ("TDI"), prior to their disposal on July 31, 2000. All significant intercompany transactions have been eliminated on consolidation.

Effective July 31, 2000, the Company disposed of its interests in ALR Inc. and TDI. Consequently, the consolidated statements of loss, shareholders' deficiency and comprehensive loss and cash flows reflect the operations and cash flows of ALR Inc. and TDI from January 1, 2000 to July 31, 2000 combined with those of the Company for the year ended December 31, 2000.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
2.	Significant accounting policies (continued):
	b) Translation of financial statements

The Company's functional currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the statement of loss.

For the period prior to the disposal of the Company's subsidiaries, as described in note 3, the Company operated primarily in Canada, and its consolidated operations were conducted primarily in Canadian currency. These statements are presented in United States currency for the convenience of readers accustomed to United States currency. The method of translation applied was as follows:

	i) Revenues and expenses, for the period prior to the disposal of the Company's subsidiaries, are translated at the exchange rate in effect at the transaction dates and revenue and expenses.
	ii) The net adjustment has been recorded in a separate component of shareholders' deficiency called "cumulative translation adjustment" which is included in accumulated other comprehensive income.
	c) Inventories
	Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.
	d) Fixed assets
	Fixed assets are recorded at cost. Depreciation is provided using the following method and annual rates:

	Asset	Method	Rate

	Computer equipment	Declining balance	30%
	Office equipment	Declining balance	20%
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

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000

2.	Significant accounting policies (continued):
f) Financial instruments

The fair values of cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory note payable to ALR Inc. as the payment dates are not readily determinable. It is not practical to determine a fair value for the promissory notes payable to a director of the Company or the promissory notes payable to a relative of a director due to the related party nature of these amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument. The maximum credit risk exposure for all financial assets is the carrying value of the asset.

g) Revenue recognition

The Company recognizes sales revenue at the time of shipment when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience.

h) Stock-based compensation

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 6.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
2.	Significant accounting policies (continued):
i) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards that are available to be carried forward to future years for tax purposes.

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

Although the Company has consolidated loss carry forwards of approximately $4,200,000 available to 2005 to 2008 to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

j) Loss per share

Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. As the Company has a loss in each of the years presented, basic and diluted loss per share are the same.

k) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories, compensation costs of stock options issued for services and the financing costs of stock options and warrants issued in consideration for long term debt. Actual results could differ from those estimates.

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

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
2.	Significant accounting policies (continued):
	m) Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 will not have a material effect on the Company's operating results or financial condition. Adoption of SFAS 142 is not expected to materially impact the Company's operating results or financial condition.

3.	Disposal of subsidiaries:

Effective July 31, 2000, the Company disposed of its 100% interest in ALR Inc. for cash proceeds of $1. ALR Inc.'s primary assets consisted of a 100% interest in TDI and a promissory note payable from ALR Tech. of approximately $450,000. On the disposal, the Company realized a gain, net of a tax effect of $nil, of $167,038. The disposition details are as follows:

	Net assets:
	Cash	$(2,809)
	Prepaid expenses, deposits and advances	10,599
	Promissory note from ALR Tech.	450,000
	Fixed assets	1,716
	Accounts payable and accrued liabilities	(336,194)
	Long term debt	(290,349)
		(167,037)
	Disposal proceeds
	Cash	1
	Gain on disposal of subsidiaries	$167,038
	The consolidated statement of loss for the year ended December 31, 2000 includes the following amounts attributable to ALR Inc. and TDI.
	Sales	$182,006
	Cost of sales	111,994
		70,012
	Operating expenses	45,133

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States
4.	Fixed assets:
				2001
		Cost	Accumulated depreciation	Net book value
	Computer equipment	$12,140	$6,432	$5,708
	Office equipment	3,138	1,015	2,123
		$15,278	$7,447	$7,831

				2000
		Cost	Accumulated depreciation	Net book value
	Computer equipment	$10,682	$3,985	$6,697
	Office equipment	3,666	1,027	2,639
		$14,348	$5,012	$9,336

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
5.	Long term debt:
		2000	1999

	Promissory notes payable to a relative of a director, secured by a general security agreement, with $500,000 bearing interest at the United States bank prime rate plus 1%, due March 31, 2002 and $2,000,000 bearing interest at the 1% per month, due on demand	$2,500,000	$500,000
	Promissory notes payable to a director of the Company, unsecured, with $350,000 bearing interest at 1% per month, due August 31, 2002 and $50,000 bearing interest at United States bank prime rate plus 1%, due March 31, 2002	400,000	400,000
	Discount related to stock options issued in consideration for $350,000 promissory note due August 31, 2002 (see note 6(a))	(13,333)	(33,333)
	Promissory note payable to ALR Inc., unsecured, non-interest bearing, due July 17, 2005	291,912	441,990
	Promissory note payable, unsecured, bearing interest at 1% per month, due October 31, 2001 (see note 8)	50,000	-
	Promissory note payable, unsecured, bearing interest at 1% per month, due January 31, 2002 (see note 8)	60,000	-
	Promissory notes payable, unsecured, bearing interest at 1% per month, due December 31, 2003	150,000	-
	Discount related to stock options issued in consideration for promissory notes due December 31, 2003 (see note 6(a))	(32,000)	-
	Promissory note payable, unsecured, bearing interest at 1% per month, due January 31, 2001	-	200,000
		3,406,579	1,508,657
	Current portion due within one year	2,996,667	750,000
		$409,912	$758,657

	Interest on long term debt totaled $ 869,014 for the year ended December 31, 2001 (2000 - $458,180).
	The aggregate maturities in agreements of long term debt for each of the four years subsequent to December 31, 2001 are as follows:
	2002 - $2,996,667; 2003 - $118,000; 2004 - $nil; 2005 - $291,912.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
6.	Capital stock and additional paid in capital:
a) Stock options:
The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

2001	2000
Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	13,870,000	$0.25	200,000	$0.50
Granted	3,470,000	$0.25	13,670,000	0.25
Cancelled	(600,000)	$0.35	-	-
Outstanding, end of year	16,740,000	$0.25	13,870,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2001 were as follows:

Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	16,740,000	4.13 to 5.00	13,390,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors, employees and, accordingly, because options issued to these individuals have been granted at the market price on the issue date, no compensation cost has been recognized for its stock options in the consolidated financial statements. For the years ended December 31, 2001 and 2000, no stock options were irrevocably committed to be issued to employees or directors. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:

2001	2000
Loss
As reported	$3,681,189	$2,413,318
Pro forma	$3,681,189	$2,413,318
Loss, per share, basic and diluted
As reported	$0.17	$0.11
Pro forma	$0.17	$0.11

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
6.	Capital stock and additional paid in capital (continued):
a) Stock options:

During the year ended December 31, 2001, the Company irrevocably committed to grant 2,870,000 options to non-employees in exchange for services. All of the options vested immediately except for 750,000 options which will vest based on the Company achieving certain sales targets. Accordingly, the compensation costs related to the unvestd options will be recorded in the period in which the sales targets are achieved. The compensation cost related to the vested options has been estimated to be $393,800, of which $386,800 has been charged to selling, general and administrative expense and $7,000 has been charged to product development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.18. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, volatility factors of 137% to 145%, a risk free rate of 6.00% and no assumed dividend rate.

During the year ended December 31, 2001, compensation cost recorded related to options issued in a prior year and vesting in 2001 amounted to $18,000, which has been charged to selling, general and administrative expense. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, volatility factor of 134% to 145%, a risk free rate of 6.00% and no assumed dividend rate.

During the year ended December 31, 2001, the Company irrevocably committed to grant 600,000 options, in consideration of the promissory notes payable. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $562,333 of which $530,333 was amortized to interest expense during the year. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.05. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

During the year ended December 31, 2000, the Company irrevocably committed to grant 13,120,000 options to non-employees in exchange for services. All of the options vested immediately except for 60,000 options which will vest when the services have been performed, 400,000 options which will vest on March 31, 2001, 600,000 options which will vest on March 31, 2002 and 2,000,000 options which will vest based on the Company achieving certain sales targets. Accordingly, the compensation costs related to the unvested options will be recorded over the vesting period or in the period in which the sales targets are achieved and the services are performed. The compensation cost recorded in the year ended December 31, 2001, related to these options has been estimated to be $1,158,500, of which $1,051,500 has been charged to selling, general and administrative expense and $107,000 has been charged to product development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.11. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000

6.	Capital stock and additional paid in capital (continued):

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

b)Warrants:

During the year ended December 31, 2001, the Company irrevocably committed to issue 4,000,000 warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of a loan from a relative of a director. All the warrants vested immediately. The proceeds attributable to the warrants was estimated to be $530,000 which has been charged to interest expense. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

During the year ended December 31, 2000, the Company has irrevocably committed to issuing 8,000,000 warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of the promissory notes payable to a relative of a director. The promissory note proceeds attributable to the warrants was estimated to be $365,000 and was amortized to interest expense in 2000 over the initial terms of the promissory notes. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

The Company has also agreed to extend the closing date of the sale of up to 3,000,000 warrants at a price of $0.25 per warrant to March 31, 2002. The 3,000,000 warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
7.	Related party transactions:
	At December 31, 2001 and 2000 the Company had the following related party balances:

		2001	2000

	Advances to shareholders included in prepaid expenses, deposits and advances	$-	$6,831
	Accounts payable and accrued liabilities	$742,655	$346,026
	Long term debt, net of discounts (note 5)	$2,886,667	$866,667
	Interest on long term debt	$862,791	$439,066
8.	Subsequent events:
	a) Loan proceeds:

Subsequent to December 31, 2001, the Company received loan proceeds totaling $700,000. These loans bear interest at 1% per month and are due December 31, 2003. In consideration for these loans, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for five years were irrevocably committed to be issued. The Company used the loan proceeds to repay promissory notes amounting to $110,000, to repay certain accounts payable and accrued liabilities and to finance working capital.

	b) Extension of promissory notes:
	Holders of promissory notes due on March 31, 2002 have agreed to extend the due date of the promissory notes to June 30, 2002.
9.	Loss on write-down of inventories:

As at December 31, 2001, based on an assessment of sales to December 31, 2001 and uncertainty as to the nature and extent of any future sales, the Company estimated the net recoverable amount of its remaining Pet Reminder inventories to be $nil. Accordingly, the Company recorded a total loss on the write-down of inventories of $1,328,313 for the year ended December 31, 2001.

ALR TECHNOLOGIES INC. Notes to Consolidated Financial Statements (continued) $United States Years ended December 31, 2001 and 2000
10.	Reconciliation of loss to net cash used by operating activities:
		2001	2000

	Loss	$(3,681,189)	$(2,413,318)
	Adjustments to reconcile loss to net cash used by operating activities:
	Depreciation	2,963	4,995
	Compensation cost of options issued for services	411,800	1,158,500
	Amortization of discount resulting from options and warrants issued in consideration for promissory notes	550,333	393,667
	Loss on disposal or write-down of fixed assets	_	4,214
	Gain on disposal of subsidiaries	_	(167,038)
	Increase (decrease) in accounts receivable	(999)	192,419
	Decrease (increase) in inventories	267,183	(160,539)
	Decrease (increase) in prepaid expenses, deposits and advances	175,760	(159,736)
	Increase in accounts payable and accrued liabilities	428,285	560,005
	Net cash used by operating activities	$(1,845,864)	$(586,831)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of Accountants during the two most recent fiscal years.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name Sidney Chan Stanley Cruitt Robert Frattaroli Albert Honsch, Jr. Dr. Jaroslav Tichy	Age 51 52 60 53 61	Position Held Chief Executive Officer and member of the Board of Directors President and member of the Board of Directors Executive Vice President Executive Vice President Vice President, Technology

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan - Chief Executive Officer and a member of the Board of Directors of the Company.

Since April 4, 2000, Mr. Chan has been the Chief Executive Officer of the Company and the Secretary/Treasurer since April 30, 2001. From December 14, 1999 to April 4, 2000, Mr. Chan was the President of the Company. Since December 14, 1999, Mr. Chan has been a member of the Board of Directors of the Company. Since 1986, Mr. Chan has been the President of Knight's Financial Limited, a company based in Vancouver, British Columbia.

Stanley Cruitt - President and a member of the Board of Directors of the Company.

Since April 4, 2000, Mr. Cruitt has been President of the Company. Since December 1, 2000, Mr. Cruitt has been a member of the Board of Directors. From 1995 through to March, 2000, Mr. Cruitt was Director of Marketing Services and a member of the management team for Novartis Animal Health (formerly Ciba) and since December 1999, President of Horizon Marketing and Research Inc..

Robert Frattaroli - Executive Vice President

Since June 30, 2001, Mr. Frattaroli has been Executive Vice President of the Company and Head of the Human Pharmaceutical Division. Since 1998, Mr. Frattaroli has been President of RJF Management Resource Associates, LLP. From 1995 through 1998, Mr. Frattaroli was President of Pharmaceutical Marketing Services Inc.

Albert Honsch, Jr. - Executive Vice President

Since December 1, 2000, Mr. Honsch has been Executive Vice President of the Company and Head of the Veterinary and Pet Division. From 1997 through 2000, Mr. Honsch was Senior Vice President Sales and Marketing for National Logistics Services. From 1981 through 1997, Mr. Honsch worked for Novartis Animal Health (formerly Ciba) where he was appointed Vice President Sales, US in 1996.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2001, two of the Company's officers failed to file their Form 3 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)[1]	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sidney Chan [2] CEO & Director	2001 2000 1999	144,000 144,000 136,050	0 150,000 0	9,600 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Stanley Cruitt [3] President & Director	2001 2000 1999	156,600 117,450 0	0 0 0	9,600 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Albert Honsch, Jr. [4] Vice President	2001 2000 1999	123,000 0 0	0 0 0	9,600 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] Automobile allowance.

[2] At December 31, 2001, salaries and other annual compensation for fiscal 2001 totaling $93,600 and the $150,000 bonus for fiscal 2000 remain unpaid and are included in accounts payable and accrued liabilities.

[3] At December 31, 2001, salaries and other annual compensation for fiscal 2001 totaling $100,950 remain unpaid and are included in accounts payable and accrued liabilities.

[4] At December 31, 2001, salaries and other annual compensation for fiscal 2001 totaling $71,500 remain unpaid and are included in accounts payable and accrued liabilities.

The Company has promised to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issue, 4,000,000 stock options to Stanley Cruitt, President and a Director of the issuer and 1,000,000 options to Albert Honsch, Jr., Executive Vice President of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Honsch.

The Company does not have any long-term incentive plans and accordingly no grants were made in the 2001 fiscal year.

The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan Stanley Cruitt	$ $	144,000 156,600

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

Compensation of Directors.

There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2001 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner

Sidney Chan
3062 S.W. Marine Dr.
Vancouver, B.C.

Stanley Cruitt
525 Roslyn Road
Winston-Salem N.C.

Albert Honsch, Jr.
2225 Mariners Ferry
Charleston, S.C.

All officers and
Directors as a group.
(5 persons)

Amount and Nature of Beneficial Owner 2,000,000[1] 0 0 2,000,000	Position Chief Executive Officer and a member of the Board of Director President and a member of the Board of Directors Executive Vice President	Percent of Class 9.49% 0.00% 0.00% 9.49%

[1] 500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of Knight's Financial Limited, and 1,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

The Company has promised to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company as well as 2,000,000 stock options to Christine Kan, his wife. The Company has also promised to give a total of 4,350,000 stock options to Stanley Cruitt, President and a Director of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, 1,000,000 options to Bert Honsch, Executive Vice President of the issuer, 1,000,000 options to Robert Frattaroli, Executive Vice President of the issuer and 250,000 options to Jarek Tichy, Vice President, Technology of the issue. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years. In addition, the Company has committed to issue 12,000,000 warrants to Christine Kan in consideration of loans to the Company totaling $2,500,000. These warrants are exercisable into common shares of the Company at $0.25 per share until December 31, 2005.

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

On April 2, 2000, Greg Rae resigned as an Officer and Director of the Company.

On April 11, 2000, the Board of Directors authorized the Company to borrow up to $500,000 from Christine Kan, wife of Sidney Chan, the Chief Executive Officer and a Director of the Company. The loans bear interest at US Prime Rate plus one percent and had maturity dates in the year 2000. The maturity dates have been extended several times and they are now due June 30, 2002. The Company granted a General Security Agreement to secure the loans. As additional consideration for the loan, Ms. Kan was promised warrants to purchase 8,000,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

On June 5, 2000, Stanley Cruitt, President and a Director of the Company loaned the Company $50,000. The loan bears interest at US bank prime rate plus 1% and was originally due September 30, 2000. The maturity date has been extended several times and it is now due June 30, 2002.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2001.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

Exhibit Number	Description
3.1 3.2 3.3 3.4 16.1 99.1 99.2 99.3 99.4 99.5 99.6 99.7 99.8

Initial Articles of Incorporation.
Bylaws
Articles of Amendment to the Articles of Incorporation.
Articles of Amendment to the Articles of Incorporation.
Letter of Mowbrey and Associates.
Distribution Agreement between the Company and ALR.
Pooling Agreement
Amended Pooling Agreement
Lock-Up Agreement
Termination Agreement with Michael Best.
Termination Agreement with Norman van Roggen.
Assignment Agreement.
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

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

10.1 99.10 99.11 99.12 99.13 99.14 99.15 99.16 99.17

Project Agreement between the Company and Tandy Electronics.
Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc.
Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
Agreement to Provide Services between the Company and Knight's Financial Limited. Regarding Ms. Christine Kan.
Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc. regarding Mr. Sidney S. Chan.
Agreement to Provide Services between the Company and Bert Honsch.
Agreement to Provide Services between the Company and Kenneth Berkholtz.
Agreement to Provide Services between the Company and Jim Cleary.
Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

The following documents are incorporated herein:

99.18	Agreement to Provide Services between the Company and RJF Management Resource Associates, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2002.

ALR TECHNOLOGIES, INC. (Registrant)

BY:	/s/ Sidney Chan Sidney Chan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES /s/ Sidney Chan Sidney Chan /s/ Stanley Cruitt Stanley Cruitt	TITLE Chief Executive Officer and a member of the Board of Directors President and a Member of the Board of Directors	DATE April 12, 2002 April 12, 2002