Form 10QSB
period 2002-03-31
ALR TECHNOLOGIES INC
filed 2002-05-20
CIK 1087022

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

101 N. Chestnut Street
Suite 307
Winston-Salem, North Carolina 27101
(Address of principal executive offices)

(336) 722-2254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 21,078,446

=================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)

March 31, 2002 and December 31, 2001
	2002 (Unaudited)	2001
Assets
Current assets:
Cash	$126,690	$65,705
Accounts receivable, net of allowance of $nil (December 31, 2001 - $nil)	999	999
Prepaid expenses, deposits and advances	77,010	35,235
	204,699	101,939

Fixed assets, net of accumulated depreciation	7,297	7,831

	$211,996	$109,770

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$964,590	$1,161,812
Current portion of promissory notes payable (note 3)	3,141,667	2,996,667
	4,106,257	4,158,479

Promissory notes payable (note 3)	773,087	409,912

Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2001 - 21,078,446)	21,078	21,078
Additional paid-in capital	3,794,564	3,678,214
Deficit	(8,520,154)	(8,195,077)
Accumulated other comprehensive income Cumulative translation adjustment	37,164	37,164
	(4,667,348)	(4,458,621)

	$211,996	$109,770

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Loss
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Sales	$-	$272,817

Cost of Sales	-	144,106
	-	128,711
		-
Expenses:
Depreciation	534	744
Development costs	13,055	15,352
Foreign exchange loss (gain)	152	(2,933)
Interest	114,596	605,544
Professional fees	15,533	45,109
Rent	7,855	13,122
Selling, general and administrative	173,352	708,306
	325,077	1,385,244
Loss	$(325,077)	$(1,256,533)

Loss per share, basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities (note 5):
Cash received from customers	$-	$204,065
Cash paid to suppliers and employees	(412,507)	(1,366,750)
Interest paid	(116,508)	(40,500)
Net cash used by operating activities	(529,015)	(1,203,185)

Cash flows from financing activities:
Loan proceeds	700,000	2,000,000
Repayment of promissory notes payable	(110,000)	(319,691)
Net cash provided by financing activities	590,000	1,680,309

Cash flows from investing activities:
Purchase of fixed assets	-	(1,458)

Effects of exchange rate changes on cash	-	-
Increase in cash during the period	60,985	475,666

Cash, beginning of period	65,705	3,105

Cash, end of period	$126,690	$478,771

Supplemental cash flow information:
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Compensation cost of options issued for services	$16,500	$389,500
Financing cost of options and warrants issued in consideration for promissory notes	99,850	530,000
	$116,350	$919,500

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

1. Future operations

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

The financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

2. Basis of presentation

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Promissory notes payable

During the three months ended March 31, 2002, the Company received a $100,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration for the loan, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 31, 2007 were irrevocably committed to be issued (see note 4(b)).

During the three months ended March 31, 2002, the Company received a $350,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration for the loan, 1,400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until February 5, 2007 were irrevocably committed to be issued (see note 4(b)).

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

3. Promissory notes payable (continued)

During the three months ended March 31, 2002, the Company received a $250,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due June 27, 2002. The holder of the note has the option to extend the term of the note to December 31, 2003 and, if so, will receive as further consideration, 1,000,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until June 27, 2007.

During the period, the Company repaid $110,000 of promissory notes payable and the maturity dates of promissory notes totaling $550,000 were extended to June 30, 2002 from March 31, 2002.

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:
		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	16,740,000	$0.25	13,870,000	$0.25
Granted	1,900,000	$0.25	1,850,000	$0.25
Expired or cancelled	(60,000)	$0.25	-	-
Outstanding, end of period	18,580,000	$0.25	15,720,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2002 were as follows:
	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	18,580,000	2.88 to 4.83	15,830,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the period would have been the pro forma amounts below:
	2002	2001
Loss
As reported	$(325,077)	$(1,256,533)
Pro forma	$(325,077)	$(1,256,533)
Loss per share, basic and diluted
As reported	$(0.02)	$(0.06)
Pro forma	$(0.02)	$(0.06)

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the period ended March 31, 2002, the Company irrevocably committed to grant 100,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $8,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.08. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

During the period ended March 31, 2002, 600,000 of the Company's previously issued options vested. Unvested options at March 31, 2002 consist of 2,750,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the period ended March 31, 2002, compensation cost related to these options totaling $8,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 4.50% and no assumed dividend rate.

During the three months ended March 31, 2002, the Company irrevocably committed to grant 1,800,000 options, in consideration of the promissory notes payable. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $99,850 of which $9,025 was amortized to interest expense during the quarter. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

b) Warrants:

At March 31, 2002, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

The Company has also agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to June 30, 2002. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2002 and 2001
(Unaudited)

5. Reconciliation of loss to net cash provided (used) by operating activities

	2002	2001
Loss	$(325,077)	(1,256,533)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	534	744
Amortization of discount related to options issued in consideration for promissory notes	18,025	5,000
Compensation cost of options issued for services	16,500	389,500
Amortization of discount related to warrants issued in consideration for a loan	-	530,000
Increase in accounts receivable	-	(68,752)
Increase in inventories	-	(136,973)
Increase in prepaid expenses, deposits and advances	(41,775)	(316,837)
Decrease in accounts payable and accrued liabilities	(197,222)	(349,334)
Net cash used by operating activities	$(529,015)	$(1,203,185)

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Except for the description of historical facts contained herein, the Form 10Q-SB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management Discussion and Analysis" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medical reminder compliance devices. The monthly Pet Reminder™ was launched in 2001 with the launch of products for the human market in fiscal 2002. The Reminders for the human market will be distributed directly to retail chain pharmacy organizations, managed care organizations, pharmaceutical manufacturers and through pharmaceutical distribution companies for resale to smaller pharmacies. The Company intends to target customers located in the United States and Canada because North America is the largest single pharmaceutical market in the world.

Starting in the second quarter of 2002, the Company will introduce its basic medication reminders for the human market.

The Company is continuing to offer the 30-day Pet Reminder™ through its distributors who sell the Reminder exclusively to veterinary clinics and hospitals who will in turn sell the Pet Reminder™ to pet owners. The Company has also started to distribute the Pet Reminder™ directly to retail chains.

Given the human and financial resources available to the Company, Management is focusing its marketing efforts to distributing models with the widest appeal in the retail market.

Results of Operations

There were no sales for the quarter ended March 31, 2002 as compared with sales of $272,817 for the quarter ended March 31, 2001. The Company's efforts in the quarter were directed to the finalization of Reminders for release to the human market in the second quarter of fiscal 2002.

Development costs decreased slightly to $13,055 in the quarter ended March 31, 2002 from $15,352 in the first quarter of 2001.

Interest expense was $114,596 for the quarter ended March 31, 2002 as compared with $605,544 for the quarter ended March 31, 2001. Interest expense in the first quarter of 2001 included $535,000 related to the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes. For 2002, the amortization of promissory note discounts amounted to $18,025. After deducting these amounts, the increase in the net interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $15,533 for the quarter ended March 31, 2002 as compared with $45,109 for the quarter ended March 31, 2001. Fees were higher in the prior period primarily due to legal costs related to litigation in the first quarter of 2001.

Rent expense of $7,855 for the quarter ended March 31, 2002 was down from the $13,122 reported in the same period in fiscal 2001 as the Company moved into less expensive premises.

The selling, general and administrative expenses were $173,352 for the quarter ended March 31, 2002 as compared to $708,306 for the quarter ended March 31, 2001. Of the total decrease of $534,954 over the comparative period, $373,000 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the decrease relates primarily to decreased marketing and selling costs.

The loss of $325,077 for the quarter ended March 31, 2002 was down from a loss of $1,256,533 for the quarter ended March 31, 2001. The largest component of this decrease was due to non-cash charges of $516,975 related to the amortization of the discounts related to stock options and warrants committed to be issued in consideration for promissory notes, $373,000 related to the value of stock options committed to be issued for selling, general and administrative and product development services, and the reduction in marketing and selling costs.

Liquidity and Capital Resources

Cash Balances

As of March 31, 2002, the Company's cash balance was $126,690 compared to $65,705 at December 31, 2001.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of March 31, 2002 was 0.05 compared to 0.02 at December 31, 2001. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources will not be sufficient to enable it to meet its overheads and purchase commitments through to the end of the second quarter of fiscal 2002. The Company plans to meet these financial requirements through additional debt financing in the short term. The company expects sales of it's human medication reminder products to begin late in the second quarter but that the level of sales orders will not become significant until the last half of the year.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months ended March 31, 2002 totaled $529,015 as compared with cash used by operating activities of $1,203,185 for the three months ended March 31, 2001. The decrease in cash used is primarily due to the costs incurred in acquiring inventory of the Pet Reminder™ and paying down existing accounts payable in the first quarter of fiscal 2001.

Cash Proceeds from Financing Activities

In the first two months of fiscal 2002, the Company arranged loans totaling $700,000. Part of the proceeds of these financings was used to pay down existing debt ($110,000). In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($319,691).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached hereto:

None

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this May 15, 2002.

ALR Technologies Inc.

/s/ Sidney Chan
Sidney Chan,
Chief Executive Officer

/s/Stanley Cruitt
Stanley Cruitt,
President