Form 10QSB
period 2002-06-30
ALR TECHNOLOGIES INC
filed 2002-08-14
CIK 1087022

===============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 21,078,446

=============================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)

June 30, 2002 and December 31, 2001

	2002 (Unaudited)	2001
Assets
Current assets:
Cash	$84,146	$65,705
Accounts receivable, net of allowance of $nil (December 31, 2001 - $nil)	1,561	999
Inventories	2,225	-
Prepaid expenses, deposits and advances	104,684	35,235
	192,616	101,939

Deferred financing costs	638,570	-

Fixed assets, net of accumulated depreciation	8,946	7,831

	$840,132	$109,770

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,033,136	$1,161,812
Current portion of promissory notes payable (note 3)	3,417,697	2,996,667
	4,450,833	4,158,479

Promissory notes payable (note 3)	769,062	409,912

Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2001 - 21,078,446)	21,078	21,078
Additional paid-in capital	4,632,714	3,678,214
Deficit	(9,070,719)	(8,195,077)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(4,379,763)	(4,458,621)
Subsequent event (note 6)	$840,132	$109,770

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Comprehensive Loss and Deficit
($ United States)
Three month and six month periods ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Sales	$-	$91,339	$-	$364,156

Cost of Sales	-	50,214	-	194,320
	-	41,125	-	169,836
Expenses:
Depreciation	779	743	1,313	1,487
Development costs	7,610	9,978	20,665	25,330
Foreign exchange loss (gain)	2,044	2,774	2,196	(159)
Interest	239,677	86,920	354,273	692,464
Professional fees	20,073	37,199	35,606	82,308
Rent	15,862	12,850	23,717	25,972
Selling, general and administrative	264,520	311,761	437,872	1,020,067
	550,565	462,225	875,642	1,847,469
Loss and comprehensive loss	(550,565)	(421,100)	(875,642)	(1,677,633)

Deficit, beginning of period	(8,520,154)	(5,770,421)	(8,195,077)	(4,513,888)

Deficit, end of period	$(9,070,719)	$(6,191,521)	$(9,070,719)	$(6,191,521)

Loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.08)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Six month periods ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities (note 5):
Cash received from customers	$-	$342,128
Cash paid to suppliers and employees	(650,001)	(1,904,207)
Interest paid	(218,130)	(97,000)
Net cash used by operating activities	(868,131)	(1,659,079)

Cash flows from financing activities:
Loan proceeds	1,020,000	2,000,000
Repayment of promissory notes payable	(131,000)	(323,148)
Net cash provided by financing activities	889,000	1,676,852

Cash flows from investing activities:
Purchase of fixed assets	(2,428)	(1,458)

Increase in cash during the period	18,441	16,315

Cash, beginning of period	65,705	3,105

Cash, end of period	$84,146	$19,420

Supplemental cash flow information:
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Compensation cost of options issued for services	$54,500	$397,300
Financing cost of options and warrants issued in consideration for promissory notes or their due date extension	900,000	530,000
	$954,500	$927,300

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Six month periods ended June 30, 2002 and 2001
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

3. Promissory notes payable

During the six month period ended June 30, 2002, the Company received a $100,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration for the loan, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 31, 2007 were irrevocably committed to be issued (see note 4(a)).

During the six month period ended June 30, 2002, the Company received a $350,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration for the loan, 1,400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until February 5, 2007 were irrevocably committed to be issued (see note 4(a)).

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2002 and 2001
(Unaudited)

3. Promissory notes payable (continued)

During the six month period ended June 30, 2002, the Company received a $250,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due June 27, 2002. The due date was later extended to December 31, 2002 in conjunction with the $1,000,000 loan commitment described below.

During the six month period ended June 30, 2002, the Company received two loans totaling $200,000 in exchange for a promissory note payable. The promissory notes bear interest at 1% per month, are unsecured and are due December 31, 2002. These loans represent the first two advances in a $1,000,000 total loan commitment. As further consideration for this loan commitment and the extension of the due date for a $250,000 loan from June 27, 2002 to December 31, 2002, 7,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 28, 2007 were irrevocably committed to be issued (see notes 4(a) and 6).

During the six month period ended June 30, 2002, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due December 31, 2002. As further consideration for the loan, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 18, 2007 were irrevocably committed to be issued (see note 4(a)).

During the six month period ended June 30, 2002, the Company received a $70,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due December 31, 2003. As further consideration for the loan, 280,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 30, 2007 were irrevocably committed to be issued (see note 4(a)).

During the six month period ended June 30, 2002, the Company repaid $131,000 of promissory notes payable and the maturity dates of promissory notes payable to a relative of a director totaling $500,000 and a promissory note payable to a director totaling $50,000 were extended to September 30, 2002 from June 30, 2002.

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	16,740,000	$0.25	13,870,000	$0.25
Granted	10,180,000	$0.25	1,970,000	$0.25
Expired or cancelled	(60,000)	$0.25	(200,000)	$0.50
Outstanding, end of period	26,860,000	$0.25	15,640,000	$0.25

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2002 and 2001
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2002 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	26,860,000	2.63 to 4.92	24,360,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the six month period ended June 30, 2002 would have been the pro forma amounts below:

	2002	2001
Loss
As reported	$ (875,642)	$ (1,677,633)
Pro forma	$ (875,642)	$ (1,677,633)
Loss per share, basic and diluted
As reported	$ (0.04)	$ (0.08)
Pro forma	$ (0.04)	$ (0.08)

During the six month period ended June 30, 2002, the Company irrevocably committed to grant 100,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $8,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.08. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

During the six month period ended June 30, 2002, 850,000 of the Company's previously issued options vested. Unvested options at June 30, 2002 consist of 2,500,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the period, compensation cost related to these options totaling $46,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 4.50% and no assumed dividend rate.

During the six month period ended June 30, 2002, the Company irrevocably committed to grant 10,080,000 options, in consideration of the promissory notes payable or of an extension to their original due date. All of the options vested immediately. The estimated fair value of the options was $900,000 of which $745,000, related to the $1,000,000 loan commitment and due date extension described in note 3, has been included in deferred financing costs and $155,000 has been recorded as a discount to the applicable promissory notes. The deferred financing costs and discount are being amortized to interest over the term of the related promissory notes. During the six month period ended June 30, 2002, $134,610 was amortized to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.09. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, risk free rates of 4.50 % to 5.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2002 and 2001
(Unaudited)

4. Capital stock and additional paid in capital (continued):

b) Warrants:

At June 30, 2002, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

The Company has also agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to September 30, 2002. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

5. Reconciliation of loss to net cash provided (used) by operating activities

	Six month periods ended June 30,
	2002	2001
Loss	$(875,642)	(1,677,633)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	1,313	1,487
Amortization of deferred financing costs and discount related to options issued in consideration for promissory notes or their due date extension	152,610	10,000
Compensation cost of options issued for services	54,500	397,300
Amortization of discount related to warrants issued in consideration for a loan	-	530,000
Increase in accounts receivable	(562)	(16,771)
Increase in inventories	(2,225)	(410,177)
Increase in prepaid expenses, deposits and advances	(69,449)	(188,387)
Decrease in accounts payable and accrued liabilities	(128,676)	(304,898)
Net cash used by operating activities	$(868,131)	$(1,659,079)

6. Subsequent event

Subsequent to June 30, 2002, the company received an additional $300,000 in loans pursuant to a $1,000,000 loan commitment (see note 3).

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

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medical reminder compliance devices. The monthly Pet Reminder™ was launched in 2001 with the launch of products for the human market in fiscal 2002. The Reminders for the human market will be distributed directly to retail chain pharmacy organizations, managed care organizations, pharmaceutical manufacturers and through pharmaceutical distribution companies for resale to smaller/independent pharmacies. The Company intends to target initially customers located in the United States and Canada because North America is the largest single pharmaceutical market in the world.

Late in the second quarter of 2002, the Company began the introduction of its basic medication reminders for the human market.

The Company is continuing to offer the 30-day Pet Reminder™ through its distributors who sell the Reminder exclusively to veterinary clinics and hospitals who will in turn sell the Pet Reminder™ to pet owners.

Given the human and financial resources available to the Company, Management is focusing its marketing efforts to distributing models with the widest appeal.

Results of Operations

There were no sales for the quarter ended June 30, 2002 as compared with sales of $91,339 for the quarter ended June 30, 2001. On a year to date basis, there were no sales in the first six months of fiscal 2002 as compared with sales of $354,156 for the six months ended June 30, 2001 The Company's efforts in the quarter were directed to introducing its Human Prescription Reminders to specified retail chain and pharmaceutical manufacturer customers .

Development costs decreased to $7,610 in the quarter ended June 30, 2001 from $9,978 in the second quarter of 2001. Year to date development costs decreased slightly from $25,330 for the first six months of fiscal 2001 to $20,665 for the first six months of the current year.

Interest expense was up to $239,677 for the quarter ended June 30, 2002 as compared with $86,920 for the quarter ended June 30, 2001. On a year to date basis, interest totaled $354,273 for the six months ended June 30, 2002 as compared to $692,464 in the prior year. Included in the total reported interest is $152,610 (2001 - $540,000) related to the amortization of the discount related to stock options and warrants committed to be issued in consideration for loans. Excluding amortization of discount, the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $20,073 for the quarter ended June 30, 2002 as compared with $37,199 for the quarter ended June 30, 2001. Year to date professional fees for the six months ended June 30, 2002 were $35,606, down from $82,308 for the same period in fiscal 2001. Fees were higher in the prior period primarily due to legal costs related to litigation in the first quarter of 2001.

Rent expense of $15,862 for the quarter ended June 30, 2002 and $23,717 for the six months ended June 30, 2002 was relatively unchanged from the $12,850 and $25,972 reported in the same periods in fiscal 2000.

The selling, general and administrative expenses were $264,520 for the quarter ended June 30, 2002 as compared to $311,761 for the quarter ended June 30, 2001. For the six month periods ended June 30, selling, general and administrative expenses decreased to $437,872 in fiscal 2002 from $1,020,067 in fiscal 2001. Of the total decrease of $582,195 over the comparative period, $342,800 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the decrease relates primarily to decreased marketing and selling costs.

The loss of $550,565 for the quarter ended June 30, 2002 was up from a loss of $421,100 for the quarter ended June 30, 2001. For the six month periods, the loss decreased to $875,642 from $1,677,633. The largest component of this decrease was due to a decrease in non-cash charges of $387,390 related to the amortization of the discounts related to stock options and warrants committed to be issued in consideration for promissory notes, $342,800 related to the value of stock options committed to be issued for selling, general and administrative and product development services, and the reduction in marketing and selling costs.

Liquidity and Capital Resources

Cash Balances

As of June 30, 2002, the Company's cash balance was $84,146 compared to $65,705 at December 31, 2001.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of June 30, 2002 was 0.05 compared to 0.02 at December 31, 2001. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources and committed financing will be sufficient to enable it to meet its overheads and purchase commitments through to the end of the third quarter of fiscal 2002. The Company has additional loan commitments at June 30, 2002 totaling $800,000 of which $300,000 was received subsequent to the period end. The company expects sales of it's Human Medication Reminder products to begin in the third quarter but that the level of sales orders will not become significant until the last quarter of the year.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2002 totaled $868,131 as compared with cash used by operating activities of $1,659,079 for the six months ended June 30, 2001. The decrease in cash used is primarily due to the costs incurred in acquiring inventory of the Pet Reminder™ and paying down existing accounts payable in the first quarter of fiscal 2001.

Cash Proceeds from Financing Activities

In the first six months of fiscal 2002, the Company received loans totaling $1,020,000. Part of the proceeds of these financings was used to pay down existing debt ($131,000). In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($323,148).

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached hereto:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on June 14, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALR Technologies Inc.
August 14, 2002 dated	/s/ Sidney Chan Sidney Chan, Chief Executive Officer
August 14, 2002 dated	/s/ Stanley Cruitt Stanley Cruitt, President