Form 10QSB
period 2002-09-30
ALR TECHNOLOGIES INC
filed 2002-11-14
CIK 1087022

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

101 N. Chestnut Street
Suite 307
Winston-Salem, North Carolina 27101
(Address of principal executive offices)

(336) 722-2254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 21,078,446

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)

September 30, 2002 and December 31, 2001

	2002 (Unaudited)	2001
Assets
Current assets:
Cash	$120,890	$65,705
Accounts receivable, net of allowance of $nil (December 31, 2001 - $nil)	865	999
Prepaid expenses, deposits and advances	268,523	35,235
	390,278	101,939
Fixed assets, net of accumulated depreciation	10,410	7,831
	$400,688	$109,770
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,025,862	$1,161,812
Current portion of promissory notes payable (note 3)	3,721,960	2,996,667
	4,747,822	4,158,479
Promissory notes payable (note 3)	829,831	409,912
Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2001 - 21,078,446)	21,078	21,078
Additional paid-in capital	4,632,714	3,678,214
Deficit	(9,867,921)	(8,195,077)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(5,176,965)	(4,458,621)
	$400,688	$109,770

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Loss and Comprehensive Loss and Deficit
($ United States)
Three month and nine month periods ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Sales	$-	$-	$-	$364,156
Cost of Sales
Cost of goods sold		-		194,320
Loss on writedown of inventory	-	381,443	-	381,443
	-	381,443	-	575,763
	-	(381,443)	-	(211,607)
Expenses:
Depreciation	696	738	2,009	2,225
Development costs	72,708	7,774	93,373	33,104
Foreign exchange loss (gain)	75	(1,166)	2,271	(1,325)
Interest	478,817	86,478	833,090	778,942
Professional fees	22,954	15,349	58,560	97,657
Rent	9,759	4,966	33,476	30,938
Selling, general and administrative	212,193	170,526	650,065	1,190,593
	797,202	284,665	1,672,844	2,132,134
Loss and comprehensive loss	(797,202)	(666,108)	(1,672,844)	(2,343,741)
Deficit, beginning of period	(9,070,719)	(6,191,521)	(8,195,077)	(4,513,888)
Deficit, end of period	$(9,867,921)	$(6,857,629)	$(9,867,921)	$(6,857,629)
Loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.11)
Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Cash Flows
($ United States)
Nine month periods ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities (note 5):
Cash received from customers	$-	$350,147
Cash paid to suppliers and employees	1,119,832	(1,922,223)
Interest paid	(359,395)	(128,000)
Net cash used by operating activities	(1,479,227)	(1,700,076)
Cash flows from financing activities:
Loan proceeds	1,670,000	2,110,000
Repayment of promissory notes payable	(131,000)	(350,078)
Net cash provided by financing activities	1,539,000	1,759,922
Cash flows from investing activities:
Purchase of fixed assets	(4,588)	(1,458)
Increase in cash during the period	55,185	58,388

Cash, beginning of period	65,705	3,105
Cash, end of period	$120,890	$61,493
Supplemental cash flow information:
Income taxes paid	$-	$-
Non-cash financing and investing activities:
Compensation cost of options issued for services	$54,500	$388,300
Financing cost of options and warrants issued in consideration for promissory notes or their due date extension	900,000	530,000
	$954,500	$918,300

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Nine month periods ended September 30, 2002 and 2001
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

3.   Promissory notes payable

During the nine month period ended September 30, 2002, the Company received a $100,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 31, 2007 were irrevocably committed to be issued (see note 4(a)).

During the nine month period ended September 30, 2002, the Company received a $350,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on December 31, 2003. As further consideration, 1,400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until February 5, 2007 were irrevocably committed to be issued (see note 4(a)).

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Nine month periods ended September 30, 2002 and 2001
(Unaudited)

3.   Promissory notes payable (continued)

During the nine month period ended September 30, 2002, the Company received a $250,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due June 27, 2002. The due date was later extended to December 31, 2002 in conjunction with the $1,000,000 loan commitment described below.

During the nine month period ended September 30, 2002, the Company received six loans totaling $850,000 in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and are due December 31, 2002. These loans represent the first six advances in a $1,000,000 total loan commitment. As further consideration for this loan commitment and the extension of the due date for a $250,000 loan from June 27, 2002 to December 31, 2002, 7,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 28, 2007 were irrevocably committed to be issued (see note 4(a)).

During the nine month period ended September 30, 2002, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due December 31, 2002. As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 18, 2007 were irrevocably committed to be issued (see note 4(a)).

During the nine month period ended September 30, 2002, the Company received a $70,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due December 31, 2003. As further consideration, 280,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 30, 2007 were irrevocably committed to be issued (see note 4(a)).

During the nine month period ended September 30, 2002, the Company repaid $131,000 of promissory notes payable and the maturity dates of promissory notes payable to a relative of a director totaling $500,000 and a promissory note payable to a director totaling $50,000 were extended to December 31, 2002 from September 30, 2002. A second promissory note payable to a director totaling $350,000 was extended from August 31, 2002 to December 31, 2002.

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
($ United States)
Nine month periods ended September 30, 2002 and 2001
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2002 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	26,860,000	2.38 to 4.67	24,360,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the nine month period ended September 30, 2002 would have been the pro forma amounts below:

	2002	2001
Loss
As reported	$(1,672,844)	$(2,343,741)
Pro forma	$(1,672,844)	$(2,343,741)
Loss per share, basic and diluted
As reported	$(0.08)	$(0.11)
Pro forma	$(0.08)	$(0.11)

During the nine month period ended September 30, 2002, the Company irrevocably committed to grant 100,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $8,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.08. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

During the nine month period ended September 30, 2002, 850,000 of the Company's previously issued options vested. Unvested options at September 30, 2002 consist of 2,500,000 options, which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales targets are achieved or probable of being achieved. During the period, compensation cost related to these options totaling $46,500 was recorded and charged to selling, general and administrative expense. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 4.50% and no assumed dividend rate.

During the nine month period ended September 30, 2002, the Company irrevocably committed to grant 10,080,000 options, in consideration of the promissory notes payable or of an extension to their original due date. All of the options vested immediately. The estimated fair value of the options was $900,000 was recorded as a discount to the applicable promissory notes. The discounts are being amortized to interest over the term of the related promissory notes.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Nine month periods ended September 30, 2002 and 2001
(Unaudited)

  Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the nine month period ended September 30, 2002, interest expense includes $480,879 of amortized promissory note discounts related to these options and $25,333 of amortized promissory note discounts related to options issued in prior years. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.09. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, risk free rates of 4.50 % to 5.00% and no assumed dividend rate.

b) Warrants:

At September 30, 2002, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

The Company has also agreed to extend the closing date of the sale of up to 3 million warrants at a price of $0.25 per warrant to December 31, 2002. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

5. Reconciliation of loss to net cash used by operating activities

	Nine month periods ended September 30,
	2002	2001
Loss	$(1,672,844)	(2,343,741)
Adjustments to reconcile loss to net cash used by operating activities:
Loss on writedown of inventory	-	381,443
Depreciation	2,009	2,225
Amortization of discount related to options issued in consideration for promissory notes or their due date extension	506,212	15,000
Compensation cost of options issued for services	54,500	388,300
Amortization of discount related to warrants issued in consideration for a loan	-	530,000
Decrease (increase) in accounts receivable	134	(7,819)
Increase in inventories	-	(423,937)
Increase in prepaid expenses, deposits and advances	(233,288)	(186,080)
Decrease in accounts payable and accrued liabilities	(135,950)	(55,467)
Net cash used by operating activities	$(1,479,227)	$(1,700,076)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medication reminder compliance devices. The monthly Pet Reminder™ was launched in 2001 with the launch of products for the human market in fiscal 2002. The Med Reminders for the human market will be distributed directly to retail chain and independent pharmacy organizations, managed care organizations, pharmaceutical manufacturers, Contract Research Organizations and through pharmaceutical distribution companies for resale to smaller/independent pharmacies. The Company is initially targeting customers located in the United States and Canada because North America is the single largest pharmaceutical market in the world but has plans to market its products in Europe, Australia and selected countries in the Far East and South America.

Late in the second quarter of 2002, the Company began the introduction of its basic Med Reminders for the human market. In the third quarter, the Company utilized both contracted sales organizations and its management to introduce the product to a range of customer targets. Response has been positive and the Company began to receive its first orders late in the third quarter for delivery in the fourth quarter.

The Company is continuing to offer the 30-day Pet Reminder™ directly to veterinary pharmaceutical companies and through distributors who sell exclusively to veterinary clinics and hospitals who in turn sell to pet owners as well as to sales organizations who sell to grocery chains and pet store chains.

Given the human and financial resources available to the Company, Management is focusing its marketing efforts in the human medication reminder market and after successful progress will resume marketing efforts in the pet market. The Company is first introducing its basic human Med Reminder due to broad appeal and affordable cost to end-users. Over the coming months the Company will be introducing additional models, each offering added features and benefits that appeal to specialized customer needs.

Since the quarter end, the Company's Med Reminder has been used in clinical trials at one major medical university, a medical center at another university and several HIV treatment centers. The Med Reminder is now sold at retail pharmacies in five states and a major US retail pharmacy chain has informed the Company they plan to include the Med Reminder in their chain-wide planogram starting early 2003.

Results of Operations

There were no sales for the quarter ended September 30, 2002 or for the quarter ended September 30, 2001 as the Company did not have inventory in commercial quantities until the fourth quarter. On a year to date basis, there were no sales in the first nine months of fiscal 2002 as compared with sales of $364,156 for the nine months ended September 30, 2001 The Company expended significant efforts in the quarter to introducing its Human Prescription Reminders to specified retail chain, pharmaceutical manufacturers, Contract Research Organizations and certain clinics treating specific disease conditions.

Development costs increased to $72,708 in the quarter ended September 30, 2002 from $7,774 in the third quarter of 2001. Year to date development costs increased from $33,104 for the first nine months of fiscal 2001 to $93,373 for the first nine months of the current year as the Company focused on developing its line of Human Prescription Reminders.

Interest expense was up to $478,817 for the quarter ended September 30, 2002 as compared with $86,478 for the quarter ended September 30, 2001. On a year to date basis, interest totaled $833,090 for the nine months ended September 30, 2002 as compared to $778,942 in the prior year. Included in the total reported interest is $506,212 (2001 - $545,000) related to the amortization of discounts related to stock options and warrants committed to be issued in consideration for loans. Excluding amortization of discount, the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $22,954 for the quarter ended September 30, 2002 as compared with $15,349 for the quarter ended September 30, 2001. Year to date professional fees for the nine months ended September 30, 2002 were $58,560, down from $97,657 for the same period in fiscal 2001. Fees were higher in the prior period primarily due to legal costs related to litigation in the first quarter of 2001.

Rent expense of $9,759 for the quarter ended September 30, 2002 and $33,476 for the nine months ended September 30, 2002 was relatively unchanged from the $4,966 and $30,938 reported in the same periods in fiscal 2001.

The selling, general and administrative expenses were $212,193 for the quarter ended September 30, 2002 as compared to $170,526 for the quarter ended September 30, 2001. For the nine month periods ended September 30, 2002, selling, general and administrative expenses decreased to $650,065 in fiscal 2002 from $1,190,593 in fiscal 2001. Of the total decrease of $540,528 over the comparative period, $333,800 relates to the fair value of stock options committed to be issued for selling, general and administrative services. The balance of the decrease relates primarily to decreased marketing and selling costs and a decrease in compensation costs.

The loss of $797,202 for the quarter ended September 30, 2002 was up from a loss of $666,108 for the quarter ended September 30, 2001. For the nine month periods, the loss decreased to $1,672,844 from $2,343,741. The largest component of this decrease was due to a decrease in non-cash charges of $333,800 related to the value of stock options committed to be issued for selling, general and administrative and product development services, and the reduction in compensation, marketing and selling costs.

Liquidity and Capital Resources

Cash Balances

As of September 30, 2002, the Company's cash balance was $120,890 compared to $65,705 at December 31, 2001.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of September 30, 2002 was 0.08 compared to 0.02 at December 31, 2001. The greater the current ratio, the greater the short-term liquidity for the Company.

The Company anticipates that its current financial resources and committed financing will be sufficient to enable it to meet its overheads and purchase commitments through to the end of November 2002. The Company had additional loan commitments at September 30, 2002 totaling $150,000. The Company expects the level of sales orders of it's Human Medication Reminder products will not become significant until the last quarter of the year.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2002 totaled $1,479,227 as compared with cash used by operating activities of $1,700,076 for the nine months ended September 30, 2001. The decrease in cash used is primarily due to the costs incurred in acquiring inventory of the Pet Reminder™ and paying down existing accounts payable in the first quarter of fiscal 2001.

Cash Proceeds from Financing Activities

In the first nine months of fiscal 2002, the Company received loans totaling $1,670,000. Part of the proceeds of these financings was used to pay down existing debt ($131,000). In January 2001, the Company arranged a $2,000,000 loan from a relative of the Chief Executive Officer and Director of the Company. Part of the proceeds of this financing was used to pay down existing debt ($323,148).

Item 3. Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALR Technologies Inc.

November 14, 2002
Date

/s/ Stanley Cruitt
Stanley Cruitt,
President

/s/ Sidney Chan
Sidney Chan
Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALR Technologies Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Sidney Chan, Chief Executive Officer and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sideny Chan
Sidney Chan, Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Sidney Chan, certify that:

1. I have reviewed this interim report on Form 10-QSB of ALR Technologies Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 14, 2002	/s/ Sidney Chan
Sidney Chan Chief Executive Officer and Chief Financial Officer