Form 10KSB
period 2002-12-31
ALR TECHNOLOGIES INC
filed 2003-04-15
CIK 1087022

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2002
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

(336) 722-2254
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

YES[ x ] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 - $47,696.

The aggregate market value of the voting stock held by non-affiliates on April 9, 2003 was $4,769,612. There are approximately 19,078,446 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 9, 2003 - 21,078,446 shares of Common Stock

Transitional Small Business Issuer Format

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

P>Background

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

ALR owned one subsidiary corporation, Timely Devices, Inc. ("TDI"). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. ALR owned all of the total outstanding shares of TDI. TDI had only one class of common stock outstanding. On July 31, 2000, the Company sold all of its shares of ALR. As a result of this sale, the Company is no longer using the technology that was used by its previously owned subsidiaries and does not have any assembly capability. The Company now does its own marketing and has designed products based on new technology. The manufacturing and assembling of these products has been contracted out.

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

Basic Model - ALRT Med Reminder

The Company introduced its Basic Human Reminder, the ALRT Med Reminder, in the third quarter of 2002 and inventory was available to fill orders in October of 2002. The reminder is compact, approximately 2 1/4" x 1 3/4" x 1/2". It is programmed by its user to remind up to 6 events daily. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: loop for clip or ring, speaker, LED, programming button, lockout switch, early activation feature, carrying case and replaceable batteries

ALRT Med Reminder PC100

The Company introduced its ALRT Med Reminder PC100 in December 2002 with inventory that became available to fill orders in January of 2003. This model offers the capability of programming the unit for all desired reminder events at one time from a PC computer by either the end user or by a healthcare professional and sent home with the patient. The product includes a programming cable and software on CD ROM. The software can also be downloaded from the ALRT website. The unit reminds the user up to eight different programmed times per day. Features include: loop for clip or ring, speaker, LED, programming button, early activation feature, carrying case, and replaceable batteries.

Once-A- Day Med Reminder

This model has been completed but is not yet commercially available. It is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming are accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include: loop for clip or ring, speaker, LED, button, lockout switch, easy programming pull-tab and replaceable batteries.

Pillbox Model

This model is expected to be available in the second half of 2003. It features a reminder with a detachable pillbox. The reminder with the pillbox attached will be 3 1/2" x 2 1/2" x 5/8". This model will be available in both the single button programming 6 entries per day and the PC computer programmable PC100 Features include: speaker, LED, button, lock-out switch, detachable pill box, replaceable batteries, early activation feature. The PC100 model also will include programming software on a CD ROM and a programming cable.

ALRT Med Reminder PC500

This model is currently in the development process and commercial introduction is expected during the last half of 2003. This model is PC programmable and contains a LCD display that provides the added feature of not only reminding a person it is time to take medication but also displaying the actions/medications to take at the time of each reminder event.

ALRT Interactive Reminder System (AIRS)

This system is currently in development and pilot versions are planned in 4th quarter 2003. In addition to the reminder capability in the PC 500, this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgements enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. AIRS will also allow a treatment center to remotely change a patient's reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

Vibrating Model

PC500 and ALRT Interactive Reminder System (AIRS) reminders will be available in 2004 in models with vibrating option to allow a user a silent reminder when desired.

Once-A-Week Reminder

This model reminds the user once a week at the day and time programmed. Liquid Crystal Display (LCD) provides a 7-day countdown until the next reminder event. Unit is programmed initially by pulling the tab at the day and time user would like reminder. Deprogramming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include magnetic back, speaker, LCD, button, lockout switch and easy programming pull-tab. This model is being offered to pharmaceutical manufacturers and is targeted for the many users of medications that are now available for once a week administration. Development is complete and manufacturing timing will be based on orders from pharmaceutical companies.

ALRT Reminder Watches

The company is developing reminder watch models for both children and adults. The reminder watches are PC programmable and in addition to serving as a wrist watch will provide the following: will allow for up to 8 daily medication reminders, will contain an LCD to display the action/medication/dosage to take at each reminder event. Commercial production and sales are expected in the first half of 2004.

Pet RemindersTM

A new 30-Day Pet Reminder with replaceable batteries, designed for use in conjunction with monthly companion animal medication, is expected to be available in the first quarter of 2004.

Another model which reminds the user once every 30 days at the day and time programmed has been developed and manufacturing timing will be based on orders. Liquid Crystal Display (LCD) provides a 30-day countdown until the next reminder event. Unit is programmed initially by pulling the tab at the day and time user would like reminder. Deprogramming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include magnetic back, speaker, LCD, button, lockout switch and easy programming pull-tab.

A daily Pet Reminder which is programmed by its user to remind up to 6 events daily has been developed. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: speaker, LED, button, lockout switch. This model is also being offered to pharmaceutical manufacturers.

Benefits of Medication Reminders

The Company believes that medication reminders benefit patients by alerting them to take medication at a prescribed time thereby improving compliance which can enhance the likelihood of people receiving the intended benefits of medications. If people do not receive the intended benefit of medication they may not get well and it could lead to further complications. This not only compromises the health effect on patients but also can lead to substantially increased cost of providing healthcare.

Marketing Strategy

Management is focusing the majority of its efforts on introducing and marketing its line of medication reminders for the human market. ALRT Med Reminders are being marketed and sold directly to retail pharmacy chains, health maintenance organizations, contract research organizations, pharmaceutical manufacturers and through distribution companies for resale to independent pharmacies. The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

Selling Activities

The company has contracts with sales organizations that have long-standing relationships with most of the leading pharmacy retail chains (including supermarkets and mass merchandisers) in the US and expects to sign agreements with additional sales companies in 2003. The company will also support retail product sales with promotion activities. Contracts with companies that will provide selling support to medical institutions and large medical practices are expected to be completed in first half of 2003---an agreement with one company was completed in 2002. Company management will provide much of the selling activity to contract research organizations, pharmaceutical manufacturers and health maintenance organizations. The company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

Pet Market Activities

The company, in 2002 focused resources on developing the human medication reminder product line and as a result, they placed no resources or effort on selling the pet market products. The company continues to believe there is substantial need and market potential for their pet reminder products and will place effort and resources on this market as cash flow allows resource allocation for this market. The company continues to receive inquiries about their pet reminder products and will focus on selling to pet store retailers and grocery retailers as well as to pet medication pharmaceutical companies.

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

1.

Trademark Application Serial Number 76/114997 Filed Aug. 21, 2000. Intent to Use Application covering the mark ALRT used with a programmable electronic reminder for administration of Scheduled Medications.

2.

Trademark Application Serial Number 76/114998 Filed Aug. 21, 2000. Intent to Use Application covering the mark Pet Reminder used with a programmable electronic reminder for administration of Scheduled Veterinary Medications or Treatments.

3.	Trademark Application Serial Number 76/148174 Filed Oct. 16, 2000. Intent to Use Application covering the Animal Paw Design.

4.	Trademark Application Serial Number 76/148171 Filed Oct. 16, 2000. Intent to Use Application covering the Dogbone Design.
5.	Trademark Application Serial Number 76/148170 Filed Oct. 16, 2000. Intent to Use Application covering the Heart Design.
6.	Design Patent Application Serial Number 29/131,217 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a stylized paw.
7.	Design Patent Application Serial Number 29/131,170 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a dogbone.
8.	Design Patent Application Serial Number 29/131,203 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a heart.
9.	Provisional Patent Application Serial Number 60/388,264 Filed June 13, 2002 for the portable programmable medical alert device.

While the Company believes the foregoing events will occur as described above, there is no assurance that the timetable for the programming methods will be available as indicated.

The Company spent $165,973 for the year ended December 31, 2002 on product research and development as compared with $41,393 for the year ended December 31, 2001. The Company plans to spend $300,000 on product research and development in the next fiscal year.

Competition

The Company competes with other corporations that produce medication compliance devices, some of whom have greater financial, marketing and other resources than the Company.

The Company believes that the approximate number of competitors is six, but the Company does not have any information to estimate its share of the market. The principal methods employed by competitors are information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems and pagers.

There are several companies that have established web sites to sell medication compliance devices direct to end-users.

Employees

The Company presently employs seven persons, four of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

Risk Factors

1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has a limited history of operations. The management of the Company and the growth of the Company's business relies on certain key individuals who may not be easily replaced if they should leave the Company.

2. Market Acceptance. The Company's success and growth will depend upon the Company's ability to market its existing products. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See "Business - Products."

3. Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $2,000,000 of debt due on demand and $2,900,000 of debt due in fiscal 2003. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2003. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' report on the Company's consolidated financial statements for the year ended December 31, 2002 includes an explanatory paragraph that states the Company has suffered recurring losses, negative cash flow from operations and has a net capital deficiency at December 31, 2002, which raises substantial doubt about the Company's ability to continue as a going concern.

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

7. Product Reliability. The Company's products have not been in service for a sufficient time to determine their long term reliability. Failure of a substantial number of the Company's products would result in severe damage to the Company's reputation.

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

9. Reliance upon Directors and Officers. The Company is largely dependent, at the present, upon the personal efforts and abilities of its officers and directors. See "Business" and "Management."

10. Issuance of Additional Shares. Approximately 53,921,554 shares of Common Stock or 71.9% of the 75,000,000 authorized shares of Common Stock of the Company are un-issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but un-issued shares, would have the effect of diluting the interest of existing shareholders.

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

14. Penny Stock - Additional Sales Practice Requirements. The Company's common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's stock to sell their shares in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located at 101 North Chestnut Street, Suite 307, Winston-Salem, North Carolina 27101, telephone (336) 722-2254. The Company leases 1,100 square feet of office space from Jon Wilson on a month to month basis. The monthly rental payment is $1,300.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ALRT." Summary trading by quarter for the 2002 and 2001 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2002
Fourth Quarter Third Quarter Second Quarter First Quarter	0.29 0.31 0.43 0.30	0.16 0.12 0.09 0.07
2001
Fourth Quarter Third Quarter Second Quarter First Quarter	0.14 0.16 0.28 0.30	0.035 0.06 0.125 0.15

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2002, there were 21,078,446 common shares of the Company issued and outstanding.

At December 31, 2002, there were 64 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

There are no securities authorized for issuance under any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The mission of ALR Technologies is "Better Health Through Medication Compliance".

Not taking medications as prescribed, medication non-compliance, is a serious health issue. It is the cause for 10% of hospital admissions, 23% of nursing home admissions and is estimated to add in excess of $100 billion annually to the cost of medical care in the United States.

It is reported that over 50% of people on prescription drugs fail to take their medication as prescribed and the most common reason given for missing medications is "forgetting".

Over 90 million people in the United States take medication for chronic conditions and nearly 3 billion prescriptions are filled annually. As the percent of population who are 50 years old or more is increasing so is the percent of people on medication for chronic conditions.

In order to meet the varied needs of people on medication, the Company has designed its products to have a wide application amongst this group. The Company's products are easy to use, reliable, flexible and low cost when compared with other medication compliance devices available in the market.

The Company believes that demand for its products will increase significantly as consumers become more aware of the serious health and economic consequences of medication non-compliance. To this end, the Company will be initiating an education program to bring this message to consumers in 2003.

Given the financial limitations of the Company, there are no guarantees that the objectives will be met.

The Company introduced the Pet ReminderTM and product was shipped to the Company's distributors in the United States in January 2001. Our efforts to market the Pet RemindersTM have met with limited success through veterinarian clinics. We are currently redirecting our sales effort through retail channels. Success is not assured and, therefore, we have reviewed our estimate of the carrying value of our Pet Reminder inventories and have assessed the recoverable amount of these inventories to be $nil at December 31, 2001 and 2002.

The Company redirected its focus to the introduction of the Human Medication Reminders. The ALRT Basic Med Reminder model was introduced in the 3rd quarter of 2002 on a national basis. The second model, the PC 100, PC programmable model was introduced in December 2002 and other models will also be introduced over the course of 2003.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

Basis of Presentation The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2002 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Inventories. Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

Options and warrants issued in consideration for debt. The Company allocates the proceeds received from long term debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt.

Revenue recognition. The Company recognizes sales revenue at the time of shipment when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period has expired.

Stock-based compensation. The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

Related Party Transactions

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

Results of Operations - January 1, 2001 Through December 31, 2002.

For the Period January 1, 2002 through December 31, 2002

Sales for the year ended December 31, 2002 were $47,696 and cost of goods sold was $35,142 as compared to $364,328 and $194,320, respectively for the year ended December 31, 2001. Sales were down in fiscal 2002 as a result of the decision to de-emphasize sales and marketing activities of Pet Reminders and focus on Human Reminders which were only introduced in the latter part of 2002.

Product development costs increased to $165,973 in 2002 versus $41,393 for the year ended December 31, 2001. This increase relates primarily to development costs incurred for the ALRT Med Reminder and the ongoing development of the ALRT Interactive Reminder System.

Interest expense was up to $1,344,422 for the year ended December 31, 2002 as compared with $869,014 for the year ended December 31, 2001 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amount of $883,051 related the amortization of the discount arising from the stock options and warrants committed to be issued in consideration for promissory notes, up from $550,333 for the year ended December 31, 2001.

The Company incurred professional fees of $86,256 for the year ended December 31, 2002 as compared with $125,466 for the year ended December 31, 2001. The higher level in 2001 is partly attributable to higher legal fees related to legal actions resolved in that year and partly due to increased accounting costs related to a higher level of sales activity in 2001.

Rent was down slightly in fiscal 2002 to $34,311 from $39,411 for the year ended December 31, 2001.

The selling, general and administrative expenses were $880,888 for the year ended December 31, 2002 as compared to $1,444,384 for the year ended December 31, 2001. These totals include $54,500 (December 31, 2001 - $404,800) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The decrease in cash amounts from $1,039,584 to $826,388 relates primarily to the decrease in compensation and other costs of marketing.

The loss of $2,503,951 for the year ended December 31, 2002 was up from a loss of $3,681,189 for the year ended December 31, 2001. The decrease in the net loss is primarily due to the write-down of inventory in the amount of $1,328,313 in the prior year as aggregate operating expenses were relatively unchanged.

Accounts receivable were $17,220 at December 31, 2002. There were only nominal accounts receivable at December 31, 2001.

Inventories increased to $189,216 at December 31, 2002 from $nil at December 31, 2001 as the Company began building inventories of its Human Med Reminders.

Prepaids, expenses and deposits were $132,227 at December 31, 2002 as compared to $35,235 at December 31, 2001. This increase was primarily attributable to production deposits held by Tandy Electronics (Far East) Ltd. at December 31, 2002 which were drawn down against inventory shipments in January and February 2003.

Accounts payable and accrued liabilities increased slightly to $1,230,275 at December 31, 2002 from $1,161,812 at December 31, 2001.

Other debt financing increased to $4,882,730 at December 31, 2001 from $3,406,579 at December 31, 2001 as the Company was able to obtain debt financing from several sources in order to continue operating and provide funds for product development.

For the Period January 1, 2001 through December 31, 2001

Sales for the year ended December 31, 2001 were $364,328 and cost of goods sold was $194,320 as compared to $182,006 and $111,994, respectively for the year ended December 31, 2000. In addition, the Company recorded a loss on write-down of inventories for the year ended December 31, 2001 of $1,328,313. This resulted in a gross margin for fiscal 2001 of $(1,158,305) as compared with $70,012 for the fiscal year ended December 31, 2000. Sales increased in fiscal 2001 with the introduction of the Pet ReminderTM in January, 2001. Sales of the Pet ReminderTM were lower than the Company anticipated and while it intends to continue to market this product, the Company is uncertain as to the extent and value of any future sales and therefore has written down the remaining inventories and related production deposits to their estimated net realizable value of $nil.

Product development costs decreased to $41,393 in 2001 versus $145,622 for the year ended December 31, 2000. This decrease relates primarily to the inclusion of $107,000 related to options committed to be issued for product development services in fiscal 2000 as compared to $7,000 in fiscal 2001.

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

Inventories decreased to $nil at December 31, 2001 from $267,183 at December 31, 2000 as the Company wrote down its Pet ReminderTM inventories to their estimated net realizable value of $nil at fiscal year end.

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

Liquidity and Capital Resources.

Cash Balances

At December 31, 2002, the Company's cash balance was $979 compared to $65,705 at December 31, 2001.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 2002 was $0.06 compared to $0.02 as of December 31, 2001. The greater the current ratio, the greater the short-term liquidity of the Company.

The Company raised $1,870,000 in debt financing in 2002. $131,000 was used to repay existing financing with the balance going to working capital.

The Company plans additional debt financing in the short run and has raised $360,470 subsequent to December 31, 2002. These proceeds were put toward working capital.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2002 totaled $1,797,410. The Company incurred a net loss of $2,503,951 for the year ended December 31, 2002 as compared to a loss of $3,681,189 for the year ended December 31, 2001. Cash used by the Company in operating activities during the year ended December 31, 2001 totaled $1,845,864.

Cash Proceeds from Financing Activities

During the year ended December 31, 2002, the Company arranged $1,870,000 in debt financing. $131,000 of the proceeds from these financings was used to enable the Company to repay existing debt. This debt bears interest at 1% per month with $1,350,000 originally due December 31, 2002 (extended with lenders' consent to April 30, 2003) and $520,000 due December 31, 2003. In consideration for these loans, the Company has committed to issue options to acquire a total of 11,580,000 shares of the Company at $0.25 per share with various expiration dates in 2007. The fair value of these options has been estimated and recognized in the financial statements as additional interest expense.

During the year ended December 31, 2001, the Company arranged $2,260,000 in debt financing. $350,078 of the proceeds from these financings was used to enable the Company to repay existing debt. This debt bears interest at 1% per month. This debt includes $2,000,000 from a relative of a director that is due on demand. In consideration for this loan, the Company has committed to issue warrants to acquire 4,000,000 shares of the Company at $0.25 per share expiring December 31, 2005. In consideration for $150,000 of these remaining loans, the Company has committed to issue options to acquire 600,000 shares of the Company at $0.25 per share with various expiration dates in 2006. The fair value of these options has been estimated and recognized in the financial statements as additional interest expense.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT	F-1
Balance Sheets Statements of Loss Statement of Shareholders' Deficiency and Comprehensive Loss Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheets of ALR Technologies Inc. as at December 31, 2002 and 2001 and the related statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Kelowna, Canada
March 26, 2003

ALR TECHNOLOGIES INC. Balance Sheets $United States December 31, 2002 and 2001

	2002	2001
Assets

Current assets:
Cash	$ 979	$ 65,705
Accounts receivable, net of allowance of $563 (2001 - $nil)	17,220	999
Inventories	189,216	-
Prepaid expenses, deposits and advances	132,227	35,235
	339,642	101,939

Fixed assets (note 3)	11,191	7,831

	$ 350,833	$ 109,770
Liabilities and Shareholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$ 1,230,275	$ 1,161,812
Current portion of long term debt	4,611,818	2,996,667
	5,842,093	4,158,479

Long term debt (note 4)	270,912	409,912

Shareholders' deficiency:
Capital stock 75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (2001 - 21,078,446 issued)	21,078	21,078
Additional paid-in capital	4,878,614	3,678,214
Deficit	(10,699,028)	(8,195,077)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
Basis of presentation (note 1)	(5,762,172)	(4,458,621)
Commitments (notes 5 and 6)
Related party transactions (note 7)
Subsequent events (note 8)

	$ 350,833	$ 109,770

See accompanying notes to financial statements
On behalf of the Board:

Sidney Chan	Director
Stanley Cruiit	Director

ALR TECHNOLOGIES INC. Statements of Loss $United States Years ended December 31, 2002 and 2001

2002	2001

Sales	$ 47,696	$ 364,328

Cost of sales
Cost of goods sold	35,142	194,320
Loss on write-down of inventories (note 9)	-	1,328,313
	35,142	1,522,633
	12,554	(1,158,305)

Operating expenses

Depreciation	2,956	2,963
Development costs	165,973	41,393
Foreign exchange loss	1,699	253
Interest on long term debt	1,344,422	869,014
Professional fees	86,256	125,466
Rent	34,311	39,411
Selling, general and administrative	880,888	1,444,384
	2,516,505	2,522,884

Loss	$ (2,503,951)	$ (3,681,189)
Loss per share, basic and diluted	$ (0.12)	$ (0.17)

Weighted average shares outstanding	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC. Statement of Shareholders' Deficiency and Comprehensive Loss $United States Years ended December 31, 2002 and 2001

	Capital Stock
	Number of shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficiency

Balance, December 31, 2000	21,078,446	$ 21,078	$2,704,081	$(4,513,888)	$ 37,164	$(1,751,565)
Compensation cost of stock options issued for services	-	-	411,800	-	-	411,800

Financing cost of stock options and warrants issued in consideration for promissory notes	-	-	562,333	-	-	562,333

Comprehensive income (loss):
Loss	-	-	-	(3,681,189)	-	(3,681,189)

Balance, December 31, 2001	21,078,446	21,078	3,678,214	(8,195,077)	37,164	(4,458,621)

Compensation cost of stock options issued for services	-	-	54,500	-	-	54,500

Financing cost of stock options issued in consideration for promissory notes	-	-	1,145,900	-	-	1,145,900

Comprehensive income (loss):
Loss		-	-	(2,503,951)	-	(2,503,951)

Balance, December 31, 2002	21,078,446	$21,078	$4,878,614	$(10,699,028)	$ 37,164	$(5,762,172)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC. Statements of Cash Flows $United States Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities (note 10):

Cash received from customers	$ 31,475	$ 363,329
Cash paid to suppliers and service providers	(1,575,040)	(2,047,593)
Interest paid	(253,845)	(161,600)
Income taxes paid	-	-
Net cash used by operating activities	(1,797,410)	(1,845,864)

Cash flows from financing activities:

Proceeds from long term debt	1,870,000	2,260,000
Repayment of long term debt	(131,000)	(350,078)

Net cash provided by financing activities	1,739,000	1,909,922

Cash flows from investing activities:

Purchase of fixed assets	(6,316)	(1,458)

Increase (decrease) in cash	(64,726)	62,600

Cash, beginning of year	65,705	3,105

Cash, end of year	$ 979	$ 65,705

Non-cash financing and investing activities:

Compensation cost of options issued for services	$ 54,500	$ 411,800
Financing cost of options and warrants issued in consideration for promissory notes or their due date extension	1,145,900	562,333
	$ 1,200,400	$ 974,333

See accompanying notes to financial statements.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2002 and 2001

ALR Technologies Inc. ("the Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 88% of the Company's 2002 sales was from one customer in the United States of America while approximately 90% of the Company's 2001 sales were from five different customers in the United States of America.

1. Basis of presentation:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon its ability to obtain financing to repay its current obligations and its ability to achieve profitable operations. Management plans to obtain financing through the issuance of additional debt (note 5), the issuance of shares on the exercise of options and warrants (note 6) and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

2. Significant accounting policies:

a) Foreign currency transactions:

The Company's functional currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the statement of loss.

b) Inventories

Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

2. Significant accounting policies (continued):

c) Fixed assets

Fixed assets are recorded at cost. Depreciation is provided using the following method and annual rates:
Asset	Method	Rate
Computer equipment Office equipment	Declining balance Declining balance	30% 20%

d) Options and warrants issued in consideration for debt

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

e) Financial instruments

The fair values of cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory note payable to ALR Inc. as the payment dates are not readily determinable. It is not practical to determine a fair value for the promissory notes payable to a director or the promissory notes payable to a relative of a director due to the related party nature of these amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument. The maximum credit risk exposure for all financial assets is the carrying value of the asset.

f) Revenue recognition

The Company recognizes sales revenue at the time of shipment when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period expires.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

2. Significant accounting policies (continued):

g) Stock-based compensation

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

SFAS No. 123, "Accounting for Stock-Based Compensation", requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 5.

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

Although the Company has consolidated loss carry forwards of approximately $5,750,000 available to 2005 to 2009 to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

i) Loss per share

Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. As the Company has a loss in each of the years presented, basic and diluted loss per share are the same.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

j) Use of estimates

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

k) Commitments and contingencies

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

3. Fixed assets:
2002
	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 16,028	$ 8,598	$ 7,430
Office equipment	5,566	1,805	3,761

	$ 21,594	$ 10,403	$ 11,191
2001
	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 12,140	$ 6,432	$ 5,708
Office equipment	3,138	1,015	2,123

	$ 15,278	$ 7,447	$ 7,831

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

4.	Long term debt:

2002	2001

Promissory notes payable to a relative of a director, secured by a general security agreement, with $500,000 bearing interest at the United States bank prime rate plus 1%, due April 30, 2003 and $2,000,000 bearing interest at the 1% per month, due on demand

	$ 2,500,000	$ 2,500,000
Promissory notes payable to a director of the Company, unsecured, with $350,000 bearing interest at 1% per month, due December 31, 2003 and $50,000 bearing interest at United States bank prime rate plus 1%, due March 31, 2003 (note 8(b))	400,000	400,000
Unamortized discount related to stock options issued in consideration for the promissory notes due December 31, 2003 (see note 5(a))	-	(13,333)
Promissory note payable to ALR Inc., unsecured, non-interest bearing, due July 17, 2005	270,912	291,912
Promissory notes payable, unsecured, bearing interest at 1% per month, due December 31, 2003	670,000	150,000
Unamortized discount related to stock options issued in consideration for the $350,000 promissory note based on original due date of August 31, 2002	(88,862)	(32,000)
Promissory notes payable, unsecured, bearing interest at 1% per month, due April 30, 2003	1,350,000	-
Unamortized discount related to stock options issued in consideration for the promissory notes due April 30, 2003 (see note 5(a))	(219,320)	-
Promissory note payable, unsecured, bearing interest at 1% per month, due October 31, 2001	-	50,000
Promissory note payable, unsecured, bearing interest at 1% per month, due January 31, 2002	-	60,000
	4,882,730	3,406,579

Current portion due within one year	4,611,818	2,996,667
	$ 270,912	$ 409,912

The aggregate maturities, in cash, of long term debt for each of the three years subsequent to December 31, 2002 are as follows:

2003 - $4,920,000; 2004 - $nil; 2005 - $270,912.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

5. Capital stock and additional paid in capital:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:
2002	2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	16,740,000	$0.25	13,870,000	$0.25
Granted	11,780,000	$0.25	3,470,000	$0.25
Cancelled	(60,000)	$0.25	(600,000)	$0.35
Outstanding, end of year	28,460,000	$0.25	16,740,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2002 were as follows:
Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

$0.25	28,360,000	2.13 to 4.97	25,860,000
$0.50	100,000	3.00	-
	28,460,000		25,860,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors, employees and, accordingly, because options issued to these individuals have been granted at the market price on the issue date, no compensation cost has been recognized for its stock options in the consolidated financial statements. For the years ended December 31, 2002 and 2001, no stock options were granted or irrevocably committed to be issued to employees or directors. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:
	2002	2001
Loss
As reported	$2,503,951	$3,681,189
Pro forma	$2,503,951	$3,681,189
Loss, per share, basic and diluted
As reported	$0.12	$0.17
Pro forma	$0.12	$0.17

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

5. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the year ended December 31, 2002, the Company irrevocably committed to grant 200,000 options to non-employees in exchange for services. Of these options 100,000 vested immediately and 100,000 will vest upon the holder achieving certain performance targets. The compensation cost related to the vested options has been estimated to be $8,000, which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.08. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

During the year ended December 31, 2002, 850,000 of the Company's previously issued options vested. Unvested options at December 31, 2002 consist of 2,600,000 options, 2,500,000 of which will vest based on the Company achieving certain sales targets and 100,000 will vest upon the option holder achieving certain performance targets (as discussed above). Compensation cost recorded related to options issued in a prior year and vesting in 2002 amounted to $46,500, which has been charged to selling, general and administrative expense. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 140%, a risk free rate of 4.50% and no assumed dividend rate.

During the year ended December 31, 2002, the Company irrevocably committed to grant 11,580,000 options, in consideration of promissory notes payable or of an extension to their original due dates. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $1,145,900 of which $853,718 was amortized to interest expense during the year. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.10. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, volatility factors of 135% to 145%, risk free rates of 3.00% to 5.00% and no assumed dividend rate.

During the year ended December 31, 2001, the Company irrevocably committed to grant 2,870,000 options to non-employees in exchange for services. All of the options vested immediately except for 750,000 options which will vest based on the Company achieving certain sales targets. Accordingly, the compensation costs related to the unvested options will be recorded in the period in which the sales targets are achieved. The compensation cost related to the vested options has been estimated to be $393,800, of which $386,800 has been charged to selling, general and administrative expense and $7,000 has been charged to product development costs. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.18. The compensation cost recorded for the options was determined using the Black Scholes Method, using the expected life of the options, volatility factors of 137% to 145%, a risk free rate of 6.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

5. Capital stock and additional paid in capital (continued):

a) Stock options: (continued)

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

During the year ended December 31, 2001, the Company irrevocably committed to grant 600,000 options, in consideration of promissory notes payable. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $32,333 of which $333 was amortized to interest expense during the year. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.05. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

b) Warrants:

At December 31, 2002, the Company has 12,000,000 outstanding warrants (2001- 12,000,000). Each warrant allows the holder to purchase one common share at an exercise price of $0.25 per share until December 31, 2005.

During the year ended December 31, 2001, the Company irrevocably committed to issue 4,000,000 warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005, in consideration of a loan from a relative of a director. All the warrants vested immediately. The proceeds attributable to the warrants was estimated to be $530,000, which was charged to interest expense. The fair value of the warrants was determined using the Black Scholes Method, using the expected life of the warrants, a volatility factor of 145%, a risk free rate of 6.00% and no assumed dividend rate.

The Company has also agreed to extend the closing date of the proposed offering of up to 3,000,000 warrants at a price of $0.25 per warrant to June 30, 2003. The 3,000,000 warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

6. Commitment:

The Company has outstanding commitments to purchase inventories totaling approximately $234,000.

7. Related party transactions:

At December 31, 2002 and 2001 the Company had the following related party balances:
	2002	2001

Accounts payable and accrued liabilities	$999,806	$742,655
Long term debt, face amount (note 4)	$2,900,000	$2,900,000
Interest on long term debt	$325,459	$862,791

8. Subsequent events:

a) Loan proceeds:

Subsequent to December 31, 2002, the Company received loan proceeds totaling $360,470. These loans bear interest at 1% per month and are due on April 30, 2003 ($150,470) and June 30, 2003 ($210,000). In consideration for these loans, 1,040,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for five years were irrevocably committed to be issued. The Company used the loan proceeds to repay certain accounts payable and accrued liabilities and to finance working capital.

b) Extension of promissory notes:

The holder of promissory note due on March 31, 2003 has agreed to extend the due date of the promissory note to June 30, 2003.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2002 and 2001

10. Reconciliation of loss to net cash used by operating activities:
	2002	2001

Loss	$(2,503,951)	(3,681,189)

Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	2,956	2,963
Compensation cost of options issued for services	54,500	411,800
Amortization of discount resulting from options and warrants issued in consideration for promissory notes	883,051	550,333
Decrease in accounts receivable	(16,221)	(999)
Increase (decrease) in inventories	(189,216)	267,183
Increase (decrease) in prepaid expenses, deposits and advances	(96,992)	175,760
Increase in accounts payable and accrued liabilities	68,463	428,285
Net cash used by operating activities	$(1,797,410)	$(1,845,864)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of Accountants during the two most recent fiscal years.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held
Sidney Chan	52	Chief Executive Officer, Chief Financial Officer and member of the Board of Directors
Stanley Cruitt	53	President and member of the Board of Directors
Robert Frattaroli	61	Executive Vice President
Dr. Jaroslav Tichy	62	Vice President, Technology

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

Since April 4, 2000, Mr. Cruitt has been President of the Company. Since December 1, 2000, Mr. Cruitt has been a member of the Board of Directors. From 1995 through to March, 2000, Mr. Cruitt was Director of Marketing Services and a member of the management team for Novartis Animal Health (formerly Ciba) and since December 1999, President of Horizon Marketing and Research Inc.

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

Dr. Jaroslav V. Tichy - Vice President, Technology

Since December 1, 2000, Dr. Tichy has been Vice President, Technology of the Company. From 1984 through 2000, Dr. Tichy was a Systems Design Specialist with Weir-Jones Engineering Consultants Ltd. Since 1997, Dr. Tichy has been President and CEO of Silentronix Systems Inc.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2002, no officer and director failed to file their Form 3, 4 and 5 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officers) during the three most recent fiscal years.

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)[1]	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Sidney Chan[2] CEO & Director	2002 2001 2000	144,000 144,000 144,000	0 0 150,000	9,600 9,600 0	0 0 0	0 0 0	0 0 0	0 0 0
Stanley Cruitt[3] President & Director	2002 2001 2000	156,600 156,600 117,450	0 0 0	9,600 9,600 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Frattaroli[4] Vice President	2002 2001 2000	120,000 70,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
[1]	Automobile allowance
[2]

At December 31, 2002, salaries and other annual compensation for fiscal 2002 and 2001 totaling $62,500 and the $150,000 bonus for fiscal 2000 remain unpaid and are included in accounts payable and accrued liabilities.

[3]	At December 31, 2002, salaries and other annual compensation for fiscal 2002 and 2001 totaling $219,950 remain unpaid and are included in accounts payable and accrued liabilities.
[4]	At December 31, 2002, salaries and other annual compensation for fiscal 2002 and 2001totaling $116,500 remain unpaid and are included in accounts payable and accrued liabilities.

The Company has promised to grant 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issue, 4,000,000 stock options to Stanley Cruitt, President and a Director of the issuer and 1,000,000 options to Robert Frattaroli, Executive Vice President of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Frattaroli.

The Company does not have any long-term incentive plans and accordingly no grants were made in the 2002 fiscal year to employees.

The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan Stanley Cruitt Robert Frattaroli	$ $ $	144,000 156,600 120,000

The contracts may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

The terms of Mr. Chan's contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. As indicated above, Mr. Chan will also be entitled to 2,000,000 options with a five year term exercisable at $0.25. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Chan will be compensated for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
From		To		Participation
$ $ $	0 25,000,000 50,000,000 over or equal to	$ $ $ $	24,999,999 49,999,999 199,999,999 200,000,000	2% plus 3% plus 4% plus 5%

The terms of Mr. Cruitt's contract also provides for a commission of 1.0% of net sales during the term of the agreement. As indicated above, Mr. Cruitt will also be entitled to 4,000,000 options with a five year term exercisable at $0.25. 2,000,000 options will vest immediately while the remaining options will vest on the basis of 200,000 options for each 1,000,000 Medication Reminders sold or upon the sale of 50% or more of the Company's stock or assets. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Cruitt will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
From		To		Participation
$ $ $	0 25,000,000 50,000,000 over or equal to	$ $ $ $	24,999,999 49,999,999 199,999,999 200,000,000	2% plus 3% plus 4% plus 5%

The terms of Mr. Frattaroli's contract also provides for a commission of 1.0% of net sales during the term of the agreement. As indicated above, Mr. Frattaroli will also be entitled to 1,000,000 options with a five year term exercisable at $0.25. 250,000 options will vest immediately while 125,000 will vest on the receipt of the first purchase order for Human Medication Reminders, 125,000 will vest on the receipt of the second purchase order for Human Medication Reminders and the remaining options will vest on the basis of 100,000 options for each 250,000 Human Medication Reminders sold. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Frattaroli will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
From		To		Participation
$ $ $	0 25,000,000 50,000,000 over or equal to	$ $ $ $	24,999,999 49,999,999 199,999,999 200,000,000	2% plus 3% plus 4% plus 5%

Compensation of Directors.

There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2002 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Sidney Chan 3062 S.W. Marine Dr Vancouver, B.C.	2,000,000 [1]	Chief Executive Officer and a member of the Board of Director	9.49%
Stanley Cruitt 525 Roslyn Road Winston-Salem, N.C.	0	President and a member of the Board of Directors	0.00%
Robert Frattaroli 5825 Berkshire Lane Dallas, TX	0	Executive Vice President	0.00%
Dr. Jaroslav Tichy 7128 Brewster Drive West Delta, B.C. V4E 1V2	0	Vice President, Technology	0.00%
All officers and Directors as a group. (4 persons)	2,000,000		9.49%

[1]	500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of Knight's Financial Limited, and 1,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

The Company has promised to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company as well as 2,000,000 stock options to Christine Kan, his wife. The Company has also promised to give a total of 4,350,000 stock options to Stanley Cruitt, President and a Director of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, 1,000,000 options to Bert Honsch, former Executive Vice President of the issuer, 1,000,000 options to Robert Frattaroli, Executive Vice President of the issuer and 250,000 options to Jarek Tichy, Vice President, Technology of the issue. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years. In addition, the Company has committed to issue 12,000,000 warrants to Christine Kan in consideration of loans to the Company totaling $2,500,000. These warrants are exercisable into common shares of the Company at $0.25 per share until December 31, 2005.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2002.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

Exhibit Number	Description

3.1 3.2 3.3 3.4	Initial Articles of Incorporation. Bylaws Articles of Amendment to the Articles of Incorporation. Articles of Amendment to the Articles of Incorporation.

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

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

10.1	Project Agreement between the Company and Tandy Electronics.
99.10	Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc.
99.11	Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
99.12	Agreement to Provide Services between the Company and Knight's Financial Limited. Regarding Ms. Christine Kan.
99.13	Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc. regarding Mr. Sidney S. Chan.
99.14	Agreement to Provide Services between the Company and Bert Honsch.
99.15	Agreement to Provide Services between the Company and Kenneth Berkholtz.
99.16	Agreement to Provide Services between the Company and Jim Cleary.
99.17	Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 2002:

99.18	Agreement to Provide Services between the Company and RJF Management Resource Associates, LLC.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbannes-Oxley Act of 2002, our CEO and CFO are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to the Company is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of their evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports we file with the Commission on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2003.

ALR TECHNOLOGIES, INC. (Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Sidney Chan Sidney Chan	Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	April 10, 2003

/s/ Stanley Cruitt Stanley Cruitt	President and a Member of the Board of Directors	April 10, 2003

CERTIFICATION

I, Sidney Chan, certify that:

1. I have reviewed this annual report on Form 10-KSB of ALR Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 10th day of April, 2003.

/S/ Sidney Chan Sidney Chan, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Sec. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ALR Technologies Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Sidney Chan, Chief Executive Officer and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 10th day of April, 2003.

/s/ Sidney Chan
Sidney Chan, Chief Executive Officer and Chief Financial Officer