Form 10QSB
period 2003-03-31
ALR TECHNOLOGIES INC
filed 2003-05-20
CIK 1087022

===============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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
Yes [ x ] No [   &nbps; ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 21,078,446

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)

March 31, 2003 and December 31, 2002

	2003 (Unaudited)	2002
Assets
Current assets:
Cash	$910	$979
Accounts receivable, net of allowance of $563 (December 31, 2002 - $563)	1,351	17,220
Inventories	297,870	189,216
Prepaid expenses, deposits and advances	43,350	132,227
	343,481	339,642

Fixed assets, net of accumulated depreciation	10,446	11,191
	$353,927	$350,833
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,363,439	$1,230,275
Current portion of promissory notes payable (note 3)	5,059,767	4,611,818
	6,423,206	5,842,093

Promissory notes payable (note 3)	270,912	270,912

Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2002 - 21,078,446)	21,078	21,078
Additional paid-in capital	5,052,675	4,878,614
Deficit	(11,451,108)	(10,699,028)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(6,340,191)	(5,762,172)

	$353,927	$350,833

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Comprehensive Loss and Deficit
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Sales	$12,466	$-

Cost of Sales	9,265	-
	3,201	-
		-
Expenses:
Depreciation	745	534
Development costs	32,694	13,055
Foreign exchange loss	2,268	152
Interest	398,511	114,596
Professional fees	23,224	15,533
Rent	11,109	7,855
Selling, general and administrative	286,730	173,352
	755,281	325,077
Loss and comprehensive loss	$(752,080)	$(325,077)

Deficit, beginning of period	(10,699,028)	(8,195,077)
Deficit, end of period	(11,451,108)	(8,520,154)
Loss per share, basic and diluted	$(0.04)	$(0.02)
Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities (note 5):
Cash received from customers	$28,335	$-
Cash paid to suppliers and employees	(244,903)	(412,507)
Interest paid	(143,971)	(116,508)
Net cash used by operating activities	(360,539)	(529,015)

Cash flows from financing activities:
Loan proceeds	360,470	700,000
Repayment of promissory notes payable	-	(110,000)
Net cash provided by financing activities	360,470	590,000

Increase (decrease) in cash during the period	(69)	60,985

Cash, beginning of period	979	65,705
Cash, end of period	$910	$126,690
Supplemental cash flow information:
Income taxes paid	$-	$-
Non-cash financing and investing activities:
Compensation cost of options issued for services	$7,000	$16,500
Financing cost of options and warrants issued in consideration for promissory notes	167,061	99,850
	$174,061	$116,350

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Three month periods ended March 31, 2003 and 2002
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

2. Basis of presentation

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

3. Promissory notes payable

During the three month period ended March 31, 2003, the Company received five loans totaling $210,000 in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and are due June 30, 2003. As further consideration, 840,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until various dates in January, 2008 were irrevocably committed to be issued (see note 4(a)).

During the three month period ended March 31, 2003, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due April 30, 2003. As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 22, 2008 were irrevocably committed to be issued (see note 4(a)).

During the three month period ended March 31, 2003, the Company received a Cdn. $151,000 ($100,470) loan from a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due June 30, 2003. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 15, 2008 were irrevocably committed to be issued (see note 4(a)).

Subsequent to the period end, holders of promissory notes with a face value of $600,000 due April 30, 2003 have agreed to extend the due dates of the promissory notes to July 31, 2003. Additional promissory notes with a face value of $1,300,000 originally due April 30, 2003 are now due on demand.

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	28,460,000	$0.25	16,740,000	$0.25
Granted	1,465,000	$0.25	1,900,000	$0.25
Expired or cancelled	-		(60,000)	$0.50
Outstanding, end of period	29,925,000	$0.25	18,580,000	$0.25

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2003 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	29,825,000	1.88 to 4.96	27,325,000
$0.50	100,000	2.75	-
	29,925,000		27,325,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the three month period ended March 31, 2003 would have been the pro forma amounts below:

	2003	2002
Loss
As reported	$(752,080)	$(325,077)
Pro forma	$(752,080)	$(325,077)
Loss per share, basic and diluted
As reported	$(0.04)	$(0.02)
Pro forma	$(0.04)	$(0.02)

During the three month period ended March 31, 2003, the Company irrevocably committed to grant 25,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $7,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.28. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.00% and no assumed dividend rate.

Unvested options at March 31, 2003 consist of 2,600,000 options, 2,500,000 of which will vest based on the Company achieving certain sales targets and 100,000 will vest upon the option holder achieving certain performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

During the three month period ended March 31, 2003, the Company irrevocably committed to grant 1,440,000 options, in consideration of the promissory notes payable. All of the options vested immediately. The estimated fair value of the options was $167,061 was recorded as a discount to the applicable promissory notes. The discounts are being amortized to interest over the term of the related promissory notes. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.12. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

4. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the three month period ended March 31, 2003, interest expense includes $67,831 of amortized promissory note discounts related to these options and $186,709 of amortized promissory note discounts related to options issued in prior years.

b) Warrants:

At March 31, 2003, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

The Company has also agreed to extend the closing date of the proposed offering of up to 3 million warrants at a price of $0.25 per warrant to June 30, 2003. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

5. Reconciliation of loss to net cash used by operating activities

	Three month periods ended March 31,
	2003	2002
Loss	$(752,080)	(325,077)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	745	534
Amortization of discount related to options issued in consideration for promissory notes	254,540	18,025
Compensation cost of options issued for services	7,000	16,500
Decrease increase in accounts receivable	15,869	-
Increase in inventories	(108,654)	-
Decrease (increase) in prepaid expenses, deposits and advances	88,877	(41,775)
Increase (decrease) in accounts payable and accrued liabilities	133,164	(197,222)
Net cash used by operating activities	$(360,539)	$(529,015)

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Except for the description of historical facts contained herein, the Form 10Q-SB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management Discussion and Analysis" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

In the first quarter of 2003, the Company received the initial chain-wide stocking purchase orders from Eckerd Corporation, one of America's largest retail drug chains. These orders were shipped by ALR Technologies before the end of January and ALRT Med Reminders will be available for sale throughout the entire drug chain by the end of May, 2003.

Late in the fourth quarter of 2002, the Company began the introduction of its PC 100 Med Reminders for the human market. In the first quarter, the Company has shipped this new model to a number of clinics and specialty treatment centers as well as specialty drug stores. These sales were achieved without any marketing initiatives. The Company is planning a campaign directed at the clinics and specialty treatment centers to market the PC 100 Med Reminders to this group.

ALR Technologies is planning a major publicity and promotion campaign to coincide with the expanded product availability at the national retail level. This campaign will highlight the problems associated with medication noncompliance, the national scope of the problem, and where the ALRT Med Reminders can be purchased.

ALRT Med Reminders are now available in Eckerd stores system wide; in Sav Mor stores in Midwestern states, in selected Drug Emporium stores in Texas, Arkansas and Louisiana, and in selected Harris Teeter stores in North Carolina.

Results of Operations

Sales for the quarter ended March 31, 2003, was $12,466 which compared to no sales for the same period in 2002. The Company continues to expend significant efforts in the quarter to introducing its Human Prescription Reminders to specified retail chain, pharmaceutical manufacturers, Contract Research Organizations and certain clinics treating specific disease conditions.

Development costs increased to $32,694 in the quarter ended March 31, 2003 from $13,055 in the first quarter of 2002. Development costs increase is the result of allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Interest expense was up to $398,511 for the quarter ended March 31, 2003 as compared with $114,596 for the quarter ended March 31, 2002. Included in the total reported interest is $254,540 (2002 - $18,025) related to the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable. Excluding amortization of discount, the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $23,224 for the quarter ended March 31, 2003 as compared with $15,533 for the quarter ended March 31, 2002. Fees were higher in the current period primarily due to increased fees for taxation services.

Rent expense of $11,109 for the quarter ended March 31, 2003 was relatively unchanged from the $7,855 reported in the same period in fiscal 2002.

The selling, general and administrative expenses were $286,730 for the quarter ended March 31, 2003 as compared to $173,352 for the quarter ended March 31, 2002. Included in selling, general and administrative expenses is $7,000 related to options committed to be issued in exchange for services provided by non-employees. The increase relates primarily to increase in marketing and sales expenses.

The loss of $752,080 for the quarter ended March 31, 2003 was up from a loss of $325,077 for the quarter ended March 31, 2002. The largest component of this increase was due to an increase in interest and selling, general and administrative expenses.

Liquidity and Capital Resources

Cash Balances

As of March 31, 2003, the Company's cash balance was $910 compared to $979 at December 31, 2002.

Short and Long Term Liquidity

As at March 31, 2003, the Company does not have the current financial resources and committed financing to enable it to meet its overheads and purchase commitments.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended March 31, 2003 totaled $360,539 as compared with cash used by operating activities of $529,015 for the three months ended March 31, 2002. The decrease in cash used is corresponds to the increase in accounts payable in the first quarter of 2003.

Cash Proceeds from Financing Activities

In the first three months of fiscal 2003, the Company received loans totaling $360,470.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2003.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.
BY:	/s/ Stanley Cruitt
Stanley Cruitt President and a Member of the Board of Directors

CERTIFICATION

I, Sidney Chan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ALR Technologies Inc. ;

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

Dated this 20th day of May, 2003.

/s/ Sidney Chan Sidney Chan Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ALR Technologies Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Sidney Chan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 20th day of May, 2003.

/s/ Sidney Chan Sidney Chan Chief Executive Officer and Chief Financial Officer