Form 10QSB/A
period 2003-03-31
ALR TECHNOLOGIES INC
filed 2003-06-03
CIK 1087022

===============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB/A
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	30-0157702 (IRS Employer Identification Number)

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
Statements of Loss and Deficit
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

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities (note 5):
Cash received from customers	$28,335	$-
Cash paid to suppliers and employees	(244,903)	(412,507)
Interest paid	(143,971)	(116,508)
Net cash used by operating activities	(360,539)	(529,015)

Cash flows from financing activities:
Promissory notes payable	360,470	700,000
Repayment of promissory notes payable	-	(110,000)
Net cash provided by financing activities	360,470	590,000

Increase (decrease) in cash during the period	(69)	60,985

Cash, beginning of period	979	65,705
Cash, end of period	$910	$126,690
Supplemental cash flow information:
Income taxes paid	$-	$-
Non-cash financing and investing activities:
Compensation cost of options issued for services	$7,000	$16,500
Financing cost of options and warrants issued in consideration for promissory notes	167,061	99,850
	$174,061	$116,350

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

The fair value assigned to the options issued has been recorded in additional paid in capital with an equivalent discount to the face amount of the promissory notes payable which is being amortized to interest expense over the terms of the notes.

Subsequent to the period end, holders of promissory notes with a face value of $600,000 due April 30, 2003 have agreed to extend the due dates of the promissory notes to July 31, 2003. Additional promissory notes with a face value of $1,300,000 originally due April 30, 2003 are now due on demand.

4. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	28,460,000	$0.25	16,740,000	$0.25
Granted	1,465,000	0.25	1,900,000	0.25
Expired or cancelled	-		(60,000)	0.50
Outstanding, end of period	29,925,000	$0.25	18,580,000	$0.25

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

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month periods ended March 31, 2003 and 2002 would have been the same as the amounts reported in the statement of loss:

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

During the three month period ended March 31, 2003, the Company irrevocably committed to grant 1,440,000 options, in consideration of the promissory notes payable (note 3). All of the options vested immediately. The estimated fair value of the options was $167,061 was recorded as a discount to the applicable promissory notes. The discounts are being amortized to interest over the term of the related promissory notes. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.12. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.00% and no assumed dividend rate.

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

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item 2, Management Discussion and Analysis" and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Results of Operations

Sales for the quarter ended March 31, 2003, was $12,466 which compared to no sales for the same period in 2002. The Company continued to expend significant efforts in the quarter to introducing its Human Prescription Reminders to specified retail chain, pharmaceutical manufacturers, Contract Research Organizations and certain clinics treating specific disease conditions.

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

The selling, general and administrative expenses were $286,730 for the quarter ended March 31, 2003 as compared to $173,352 for the quarter ended March 31, 2002. Included in selling, general and administrative expenses is $7,000 related to options committed to be issued in exchange for services provided by non-employees. The increase relates primarily to an increase in marketing and sales expenses.

The loss of $752,080 for the quarter ended March 31, 2003 was up from a loss of $325,077 for the quarter ended March 31, 2002. The largest component of this increase was due to an increase in interest and selling, general and administrative expenses, as discussed above.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months ended March 31, 2003 totaled $360,539 as compared with cash used by operating activities of $529,015 for the three months ended March 31, 2002. The decrease in cash used is corresponds to the increase in accounts payable in the first quarter of 2003.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of June, 2003.

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

Dated this 2nd day of June, 2003.

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

Dated this 2nd day of June, 2003.

/s/ Sidney Chan Sidney Chan Chief Executive Officer and Chief Financial Officer