Form 10QSB
period 2003-06-30
ALR TECHNOLOGIES INC
filed 2003-08-19
CIK 1087022

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2003
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 19, 2003: 21,078,446

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)

June 30, 2003 and December 31, 2002

	2003 (Unaudited)	2002
Assets
Current assets:
Cash	$36,216	$979
Accounts receivable, net of allowance of $563 (December 31, 2002 - $563)	15,118	17,220
Inventories	285,075	189,216
Prepaid expenses, deposits and advances	78,979	132,227
	415,388	339,642

Fixed assets, net of accumulated depreciation	9,701	11,191

	$425,089	$350,833

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,605,264	$1,230,275
Promissory notes payable to a relative of a director (note 3)	2,500,000	2,500,000
Promissory notes payable to directors (note 3)	500,470	400,000
Current portion of promissory notes payable (note 3)	2,444,065	1,711,818
	7,049,799	5,842,093

Promissory notes payable (note 3)	270,912	270,912

Shareholders' deficiency
Capital stock (note 4)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2002 - 21,078,446)	21,078	21,078
Additional paid-in capital	5,146,979	4,878,614
Deficit	(12,100,843)	(10,699,028)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(6,895,622)	(5,762,172)

	$425,089	$350,833

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Three months and six month periods ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Sales	$-	$26,578	$-	$39,044

Cost of Sales	-	15,479	-	24,744
	-	11,099	-	14,300
Expenses:
Depreciation	779	745	1,313	1,490
Development costs	7,610	29,744	20,665	62,438
Foreign exchange loss	2,044	3,361	2,196	5,629
Interest	239,677	377,658	354,273	776,169
Professional fees	20,073	20,084	35,606	43,308
Rent	15,862	8,849	23,717	19,958
Selling, general and administrative	264,520	220,393	437,872	507,123
	550,565	660,834	875,642	1,416,115
Loss and comprehensive loss	(550,565)	(649,735)	(875,642)	(1,401,815)

Deficit, beginning of period	(8,520,154)	(11,451,108)	(8,195,077)	(10,699,028)

Deficit, end of period	$(9,070,719)	$(12,100,843)	$(9,070,719)	$(12,100,843)

Loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.07)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Six month periods ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

Cash flows from operating activities (note 5):
Cash received from customers	$41,146	$-
Cash paid to suppliers and employees	(455,101)	(650,001)
Interest paid	(166,278)	(218,130)
Net cash used by operating activities	(580,233)	(868,131)

Cash flows from financing activities:
Promissory notes payable proceeds	615,470	1,020,000
Repayment of promissory notes payable	-	(131,000)
Net cash provided by financing activities	615,470	889,000

Cash flows from investing activities:
Purchase of fixed assets	-	(2,428)

Increase (decrease) in cash during the period	35,237	18,441

Cash, beginning of period	979	65,705

Cash, end of period	$36,216	$84,146

Supplemental cash flow information:
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Compensation cost of options issued for services	$7,000	$54,500
Financing cost of options and warrants issued in consideration for promissory notes	261,365	900,000
	$268,365	$954,500

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Six month periods ended June 30, 2003 and 2002
(Unaudited)

1.         Future operations

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2003 and 2002
(Unaudited)

3.         Promissory notes payable

During the three month period ended March 31, 2003, the Company received five loans totaling $210,000 in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and were due June 30, 2003. These promissory notes were not repaid at June 30, 2003 and are now due on demand. Promissory note holders have not taken steps to demand repayment. As further consideration, 840,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until various dates in January, 2008 were irrevocably committed to be issued (see note 4(a)).

During the three month period ended March 31, 2003, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and was due April 30, 2003. The promissory note was not repaid and is now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 22, 2008 were irrevocably committed to be issued (see note 4(a)).

During the three month period ended March 31, 2003, the Company received a Cdn. $151,000 ($100,470) loan from a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and was due June 30, 2003. The promissory note was not repaid at June 30, 2003 and is now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 15, 2008 were irrevocably committed to be issued (see note 4(a)).

During the three month period ended June 30, 2003, the Company received two loans totaling $55,000, due August 31, 2003 and one loan totaling $200,000, due July 31, 2003, in exchange for promissory notes payable. The promissory notes bear interest at 1% per month and are unsecured. The promissory note due July 31, 2003 was not repaid on its due date and is now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 1,020,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share with various dates between April 1, 2008 and June 3, 2008 were irrevocably committed to be issued (see note 4(a).

Promissory notes with a face value of $1,300,000, originally due April 30, 2003, and promissory notes with a face value of $600,000, due July 31, 2003, are now due on demand. The promissory note holders have not taken steps to demand repayment.

4.         Capital stock:

a)         Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, beginning of period	28,460,000	$0.25	16,740,000	$0.25
Granted	2,485,000	0.25	10,180,000	0.25
Expired or cancelled	-		(60,000)	0.25
Outstanding June 30	30,945,000	$0.25	26,860,000	$0.25

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2003 and 2002
(Unaudited)

4.         Capital stock and additional paid in capital (continued):

a)         Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2003 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	30,845,000	1.63 to 4.93	28,345,000
$0.50	100,000	2.51	-
	30,945,000		28,345,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for the six month period ended June 30, 2003 would have been the pro forma amounts below::

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Loss
As reported	$(550,565)	$(649,735)	$(875,642)	$(1,401,815)
Pro forma	$(550,565)	$(649,735)	$(875,642)	$(1,401,815)
Loss per share, basic and diluted
As reported	$(0.03)	$(0.03)	$(0.04)	$(0.07)
Pro forma	$(0.03)	$(0.03)	$(0.04)	$(0.07)

During the six month period ended June 30, 2003, the Company irrevocably committed to grant 25,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $7,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.28. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.0% and no assumed dividend rate.

Unvested options at June 30, 2003 consist of 2,600,000 options, 2,500,000 of which will vest based on the Company achieving certain sales targets and 100,000 will vest upon the option holder achieving certain performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

During the six month period ended June 30, 2003, the Company irrevocably committed to grant 2,460,000 options, in consideration of the promissory notes payable. All of the options vested immediately. The estimated fair value of the options was $261,365 was recorded as a discount to the applicable promissory notes. The discounts are being amortized to interest over the term of the related promissory notes. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.11. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.0% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Six month periods ended June 30, 2003 and 2002
(Unaudited)

4.         Capital stock and additional paid in capital (continued):

a)         Stock options (continued):

During the six month period ended June 30, 2003, interest expense includes $214,854 of amortized promissory note discounts related to these options and $263,758 of amortized promissory note discounts related to options issued in prior years.

b)         Warrants:

At June 30, 2003, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

The Company has also agreed to extend the closing date of a proposed offering of up to 3 million warrants at a price of $0.25 per warrant to December 31, 2003. The 3 million warrants are exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

5.         Reconciliation of loss to net cash used by operating activities

	Six month periods ended June 30,
	2002	2003
Loss	$(875,642)	(1,401,815)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	1,313	1,490
Amortization of discount related to options issued in consideration for promissory notes	152,610	478,612
Compensation cost of options issued for services	54,500	7,000
Decrease (increase) in accounts receivable	(562)	2,102
Increase in inventories	(2,225)	(95,859)
Decrease (increase) in prepaid expenses, deposits and advances	(69,449)	53,248
Increase (decrease) in accounts payable and accrued liabilities	(128,676)	374,989
Net cash used by operating activities	$(868,131)	$(580,233)

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

In the second quarter of 2003, the ALRT Med Reminders were available for sale throughout the chain of Eckerd Corporation, one of America's largest retail drug chains.

During the quarter, the Company has also started a campaign directed at the clinics and specialty treatment centers to market the PC 100 Med Reminders to this group.

ALR Technologies has conducted a publicity and promotion campaign to coincide with the expanded product availability at the national retail level. This campaign highlighted the problems associated with medication noncompliance, the national scope of the problem, and where the ALRT Med Reminders can be purchased.

ALRT Med Reminders are now available in Eckerd stores system nation wide; in Sav Mor stores in Midwestern states, in selected Drug Emporium stores in Texas, Arkansas and Louisiana, and in selected Harris Teeter stores in North Carolina. During the quarter, the ALRT Med Reminders were available for sale at the Company's web site.

Results of Operations

Sales for the quarter ended June 30, 2003, was $26,578 which compared to no sales for the same period in 2002. For the six months ended June 30, 2003 the sales were $39,044 as compared to no sales for the same period in 2002. The Company continued to expend significant efforts in the quarter to introducing its Human Prescription Reminders to specified retail chain, pharmaceutical manufacturers, Contract Research Organizations and certain clinics treating specific disease conditions.

Development costs increased to $29,744 in the quarter ended June 30, 2003 from $7,610 in the comparable quarter of 2002. Development costs increased to $62,438 in the six months ended June 30, 2003 from $20,665 for six months ended June 30, 2002. Development costs increase is the result of allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Interest expense increased to $377,658 for the quarter ended June 30, 2003 and $776,169 for the six months ended June 30, 2003, as compared with $239,677 for the quarter ended June 30, 2002 and $354,273 for the six months ended June 30, 2002. Included in the total reported interest is $224,072 (2002 - $134,550), for the quarter ended June 30, 2003 and $478,612 (2002 - $152, 610) for the six months ended June 30, 2002 related to the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable. Excluding amortization of discount, the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $20,084 for the quarter ended June 30, 2003 and $43,308 for the six month ended June 30, 2003, which were relatively unchanged from the same periods of the prior year.

Rent expense of $8,849 for the quarter ended June 30, 2003 and $19,958 for the six months ended June 30, 2003, which were relatively unchanged from the same periods of fiscal 2002.

The selling, general and administrative expenses were $220,393 for the quarter ended June 30, 2003 and $507,123 for the six months ended June 30, 2003 as compared to $265,520 for the quarter ended June 30, 2002 and $437,872 for the six months ended June 30, 2002.

The loss of $649,735 for the quarter ended June 30, 2003 was up from a loss of $550,565 for the quarter ended June 30, 2002. The loss of $1,401,815 for the six months ended June 30, 2003 increased from a loss of $875,642 for the six months ended June 30, 2002. The largest component of these increases was due to an increase in interest expenses, as discussed above.

Liquidity and Capital Resources

Cash Balances

As of June 30, 2003, the Company's cash balance was $36,216 compared to $910 at March 31, 2003.

Short and Long Term Liquidity

As at June 30, 2003, the Company does not have the current financial resources and committed financing to enable it to meet its overheads and purchase commitments. A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2003 totaled $580,233 as compared with cash used by operating activities of $868,131 for the six months ended June 30, 2002.

Cash Proceeds from Financing Activities

For the six months ended June 30, 2003 the Company received loans totaling $615,470.

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

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)       Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2003.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.
BY:	/s/ Stanley Cruitt
Stanley Cruitt President and a Member of the Board of Directors