Form 10QSB
period 2003-09-30
ALR TECHNOLOGIES INC
filed 2003-11-19
CIK 1087022

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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
Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 2003: 21,078,446

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ALR TECHNOLOGIES INC. Balance Sheets ($ United States)
September 30, 2003 and December 31, 2002
	2003 (Unaudited)	2002
Assets
Current assets:
Cash	$1,905	$979
Accounts receivable, net of allowance of $563 (December 31, 2002 - $563)	6,853	17,220
Inventories (note 3)	281,571	189,216
Prepaid expenses, deposits and advances	68,522	132,227
	358,851	339,642

Fixed assets, net of accumulated depreciation	8,956	11,191
	$367,807	$350,833

Liabilities and Shareholders= Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,932,208	$1,230,275
Promissory notes payable to a relative of a director	2,500,000	2,500,000
Promissory notes payable to directors	500,470	400,000
Current portion of promissory notes payable	2,512,795	1,711,818
	7,445,473	5,842,093

Promissory notes payable	270,912	270,912
Shareholders= deficiency
Capital stock (note 5)
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2002 - 21,078,446)	21,078	21,078
Additional paid-in capital	5,178,979	4,878,614
Deficit	(12,585,799)	(10,699,028)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(7,348,578)	(5,762,172)
	$367,807	$350,833

See accompanying notes to financial statements

ALR TECHNOLOGIES INC. Statements of Loss and Deficit ($ United States) Three month and nine month periods ended September 30, 2003 and 2002 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$8,064	$-	$47,108	-

Cost of Sales	5,886	-	30,630	-
	2,178	-	16,478	-
Expenses:
Depreciation	745	696	2,235	2,009
Development costs	35,000	72,708	97,438	93,373
Foreign exchange loss (gain)	(143)	75	5,486	2,271
Interest	225,989	478,817	1,002,158	833,090
Professional fees	8,245	22,954	51,553	58,560
Rent	9,247	9,759	29,205	33,476
Selling, general and administrative	208,051	212,193	715,174	650,065
	487,134	797,202	1,903,249	1,672,844
Loss and comprehensive loss	(484,956)	(797,202)	(1,886,771)	(1,672,844)

Deficit, beginning of period	(12,100,843)	(9,070,719)	(10,699,028)	(8,195,077)

Deficit, end of period	$(12,585,799)	$(9,867,921)	$(12,585,799)	$(9,867,921)

Loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.08)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC. Statements of Cash Flows ($ United States) Nine month periods ended September 30, 2003 and 2002 (Unaudited)

	2003	2002

Cash flows from operating activities (note 6):
Cash received from customers	$57,745	$-
Cash paid to suppliers and employees	(544,584)	1,119,832
Interest paid	(127,435)	(359,395)
Net cash used by operating activities	(614,544)	(1,479,227)

Cash flows from financing activities:
Promissory notes payable proceeds	615,470	1,670,000
Repayment of promissory notes payable	-	(131,000)
Net cash provided by financing activities	615,470	1,539,000

Cash flows from investing activities:
Purchase of fixed assets	-	(4,588)

Increase (decrease) in cash during the period	926	55,185

Cash, beginning of period	979	65,705

Cash, end of period	$1,905	$120,890

Supplemental cash flow information:
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Compensation cost of options issued for services	$39,000	$54,500
Financing cost of options and warrants issued in consideration for promissory notes	261,365	900,000
	$300,365	$954,500

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2003 and 2002
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

3. Inventories

For the nine months ended September 30, 2003, the Company expended significant efforts introducing its Human Prescription Reminder to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales for the nine months ended September 30, 2003, however, have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover the investment in inventories through sales through the channels indicated above and through other, non-traditional sales channels not yet identified by management.

The alternate use of this inventory is limited, accordingly, if management is not successful in its plans, they may be required to write down its investment in inventories by a material amount in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
 Notes to Financial Statements (continued)
($ United States)
Three month and nine month periods ended September 30, 2003 and 2002
(Unaudited)

4. Promissory notes payable

During the three month period ended March 31, 2003, the Company received five loans totaling $210,000 in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and were due June 30, 2003. These promissory notes were not repaid and are now due on demand. Promissory note holders have not taken steps to demand repayment. As further consideration, 840,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until various dates in January, 2008 were irrevocably committed to be issued (see note 5(a)).

During the three month period ended March 31, 2003, the Company received a $50,000 loan in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and was due April 30, 2003. The promissory note was not repaid and is now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 22, 2008 were irrevocably committed to be issued (see note 5(a)).

During the three month period ended March 31, 2003, the Company received a Cdn. $151,000 ($100,470) loan from a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and was due June 30, 2003. The promissory note was not repaid and is now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 15, 2008 were irrevocably committed to be issued (see note 5(a)).

During the three month period ended June 30, 2003, the Company received two loans totaling $55,000, due August 31, 2003, and one loan totaling $200,000, due July 31, 2003, in exchange for promissory notes payable. The promissory notes bear interest at 1% per month and are unsecured. The promissory notes were not repaid on their due dates and are now due on demand. The promissory note holder has not taken steps to demand repayment. As further consideration, 1,020,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share with various dates between April 1, 2008 and June 3, 2008 were irrevocably committed to be issued (see note 5(a).

Promissory notes with a face value of $1,300,000, due April 30, 2003, and promissory notes with a face value of $600,000, originally due April 30, 2003 and extended to July 31, 2003, were not repaid and are now due on demand.

5. Capital stock:

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, beginning of period	28,460,000	$0.25	16,740,000	$0.25
Granted	2,485,000	0.25	10,180,000	0.25
Expired or cancelled	(100,000)	0.25	(60,000)	0.25
Outstanding September 30	30,845,000	$0.25	26,860,000	$0.25

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month and nine month periods ended September 30, 2003 and 2002
(Unaudited)

5. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2003 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	30,845,000	1.39 to 4.68	28,845,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss for three month and nine month periods ended September 30, 2003 would have been the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss
As reported	$(484,956)	$(797,202)	$(1,886,771)	$(1,672,844)
Pro forma	$(484,956)	$(797,202)	$(1,886,771)	$(1,672,844)
Loss per share, basic and diluted
As reported	$(0.02)	$(0.04)	$(0.09)	$(0.08)
Pro forma	$(0.02)	$(0.04)	$(0.09)	$(0.08)

During the nine month period ended September 30, 2003, the Company irrevocably committed to grant 25,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. The compensation cost related to these options has been estimated to be $7,000 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.28. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.0% and no assumed dividend rate.

During the three month period ended September 30, 2003, 500,000 previously unvested options vested upon the termination of a contract with a sales consultant to the Company, for which no compensation cost had previously been recognized. The related compensation cost has been estimated to be $32,000, which has been charged to selling, general and administrative expenses. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 102%, a risk free rate of 3.27% and no assumed dividend rate.

Unvested options at September 30, 2003 consist of 2,000,000 options, which will vest based on the Company achieving certain sales targets. During the three month period ended September 30, 2003, 100,000 unvested stocks expired. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
($ United States)
Three month and nine month periods ended September 30, 2003 and 2002
(Unaudited)

5. Capital stock and additional paid in capital (continued):

a) Stock options (continued):

During the nine month period ended September 30, 2003, the Company irrevocably committed to grant 2,460,000 options, in consideration of the promissory notes payable. All of the options vested immediately. The estimated fair value of the options was $261,365 was recorded as a discount to the applicable promissory notes. The discounts are being amortized to interest over the term of the related promissory notes, and have been fully amortized as at September 30, 2003. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.11. The fair value of the options was determined using the Black Scholes Method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.0% and no assumed dividend rate.

During the nine month period ended September 30, 2003, interest expense includes $261,365 of amortized promissory note discounts related to these options and $285,977 of amortized promissory note discounts related to options issued in prior years.

b) Warrants:

At September 30, 2003, the Company had 12 million irrevocably committed warrants outstanding, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

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

6. Reconciliation of loss to net cash used by operating activities

	Nine month periods ended September 30,
	2003	2002
Loss	$(1,886,771)	(1,672,844)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	2,235	2,009
Amortization of discount related to options issued in consideration for promissory notes	547,342	506,212
Compensation cost of options issued for services	39,000	54,500
Decrease in accounts receivable	10,367	134
Increase in inventories	(92,355)	-
Decrease (increase) in prepaid expenses, deposits and advances	63,705	(233,288)
Increase (decrease) in accounts payable and accrued liabilities	701,933	(135,950)
Net cash used by operating activities	$(614,544)	$(1,479,227)

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

Item 2. Management Discussion and Analysis

Overview

ALR Technologies Inc. is in the business of designing, marketing and distributing medication reminder compliance devices. The Monthly Pet Reminder™ was launched in 2001 with the launch of products for the human market in fiscal 2002. The Med Reminders for the human market will be distributed directly to retail chain and independent pharmacy organizations, managed care organizations, pharmaceutical manufacturers, Contract Research Organizations and through pharmaceutical distribution companies for resale to smaller/independent pharmacies. The Company is initially targeting customers located in the United States and Canada because North America is the single largest pharmaceutical market in the world but has plans to market its products in Europe, Australia and selected countries in the Far East, Central and South America.

In the third quarter of 2003, the ALRT Med Reminders were available for sale throughout the chain of Eckerd Corporation, one of America's largest retail drug chains.

ALRT Med Reminders are now available in Eckerd stores system wide; in Sav Mor stores in Midwestern states, in selected Drug Emporium stores in Texas, Arkansas and Louisiana, and in selected Harris Teeter stores in North Carolina. The ALRT Med Reminders are available for sale at the Company's web site.

Results of Operations

Sales were $8,064 for the quarter ended September 30, 2003, and $47,108 for the nine months ended September 30, 2003, compared to no sales for the same periods in 2002. The Company continued to expend significant efforts in the quarter to introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. The Company also commenced marketing and sales efforts into international markets.

Sales for the nine months ended September 30, 2003, however, have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover the investment in inventories through sales through the channels indicated above and through other, non-traditional sales channels not yet been identified by management. The alternate use of this inventory is limited. Accordingly, if management is not successful in its plans, they may be required to write down its investment in inventories by a material amount in the near term. The outcome of this matter cannot be predicted at this time.

Development costs were $35,000 in the quarter ended September 30, 2003 and $97,438 for the nine months ended September 30, 2003, compared to $72,708 and $93,373 for the same periods in 2002. High development costs for the quarter ended September 30, 2002 reflect certain one-time startup costs for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Interest expense amounted to $225,989 for the quarter ended September 30, 2003 and $1,002,158 for the nine months ended September 30, 2003, as compared with $478,817 for the quarter ended September 30, 2002 and $833,090 for the nine months ended September 30, 2003. Included in the total reported interest is $68,730, for the three months ended September 30, 2003 and $547,342 for the nine months ended September 30, 2003 (2002 - $353,602 and $506,212 respectively) of interest accretion related to the amortization of deemed debt discounts arising from stock options and warrants committed to be issued in consideration for promissory notes payable. Excluding amortization of discount, the increase in interest expense relates to the Company's increased reliance on debt financing.

The Company incurred professional fees of $8,245 for the quarter ended September 30, 2003 and $51,553 for the nine months ended September 30, 2003 compared to $22,954 reported for the quarter ended September 30, 2002 and $58,560 for the nine months ended September 30, 2002.

Rent expense of $9,247 for the quarter ended September 30, 2003 and $29,205 for the nine months ended September 30, 2003 were also relatively unchanged from the same periods in fiscal 2002.

The selling, general and administrative expenses were $208,051 for the quarter ended September 30, 2003 as compared to $212,193 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, selling, general and administrative expenses amounted to $715,174 and $650,065 respectively. Included in selling, general and administration expense for the quarter ended September 30, 2003 is $32,000 of non-cash expenses related to the fair value of options vested on the termination of a contract with a sales consultant.

The loss of $484,956 for the quarter ended September 30, 2003 was down from a loss of $797,202 for the quarter ended September 30, 2002. The largest component of this decrease was due to reduction in the three month period of interest accretion related to the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable. The loss for the nine months ended September 30, 2003 of $1,886,771, however, is larger than the loss for the same period in 2002 of $1,672,844 mainly due to an overall increase in interest expense over the prior year.

Liquidity and Capital Resources

Cash Balances

As of September 30, 2003, the Company's cash balance was $1,905 compared to $979 at December 31, 2002. During the period operating costs and working capital were primarily financed by increases in promissory notes payable.

Short and Long Term Liquidity

As at September 30, 2003, the Company does not have the current financial resources and committed financing to enable it to meet its overheads and purchase commitments.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2003 totaled $614,544 as compared with cash used by operating activities of $1,479,227 for the nine months ended September 30, 2002.

Cash Proceeds from Financing Activities

For the nine months ended September 30, 2003, the Company received loans totaling $615,470.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings in the quarter.

Item 2. Changes in Securities and Use of Proceeds

There were no common shares issued in the quarter.

Item 3. Defaults upon Senior Securities

There were no defaults upon Senior Securities in the quarter. However, $4,515,470 of the Company's promissory notes are due on demand. The promissory note holders have not taken to demand repayment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the quarter.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached hereto:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. SS1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2003.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors
BY:	/s/ Stanley Cruitt