Form 10KSB
period 2003-12-31
ALR TECHNOLOGIES INC
filed 2004-04-14
CIK 1087022

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2003
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

==================================================================================

State Issuer's revenues for its most recent fiscal year. December 31, 2003 - $175,820

The aggregate market value of the voting stock held by non-affiliates on April 8, 2004 was $1,335,491. There are approximately 19,078,446 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 9, 2004 - 21,078,446 shares of Common Stock

Transitional Small Business Issuer Format     YES [   ]     NO [ x ]

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

Products

The Company has developed a line of medication compliance devices that will assist people with taking their medication on time ("Reminders"). The primary market is the human medication market but a secondary markets exists for vison care and contact lens replacement reminders, reminders for vitamin, nutrition and weight management programs and reminders for medications for companion animals.

Basic Model - ALRT Med Reminder

The Company introduced its Basic Human Reminder, the ALRT Med Reminder, in the third quarter of 2002 and inventory was available to fill orders in October of 2002. The reminder is compact, approximately 2 1/4" x 1 3/4" x 1/2". It is programmed by its user to remind up to 6 events daily. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: loop for clip or ring, speaker, LED, programming button, lockout switch, early activation feature, carrying case and replaceable batteries.

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

Since the introduction of the ALRT Med Reminder PC100, the Company has upgraded the programming software and is currently offering Version 1.5 for download from the Company's website. Amongst other new features, the latest software allows a user to choose English, French or Spanish as programming language.

Once-A-Day Med Reminder

This model has been completed and available for custom orders. It is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming are accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include: loop for clip or ring, speaker, LED, button, lockout switch, easy programming pull-tab and replaceable batteries.

Other Developments

Other programming modes are also available in the basic model. All the modes are based on the ease of use principal of the Once-A-Day model. Modes available include 48-Hour Reminder, Weekly Reminder, 14-Day Reminder, Monthly Reminder. The Company is completing development to include an LCD for this model. The display would alternate between days or hours to alarm and the actual time. These models will be available for custom orders in the first half of 2004.

Desktop Model

All the modes available in the Basic Model are also available in a new Desktop Model which also features an LCD. All these models will also be available for custom orders in the first half of 2004.

Pillbox Model

This model is expected to be available in the second half of 2004. It features a reminder with a detachable pillbox. The reminder with the pillbox attached will be 3 1/2" x 2 1/2" x 5/8". This model will be available in both the single button programming 6 entries per day and the PC computer programmable PC100. Features include: speaker, LED, button, lock-out switch, detachable pill box, replaceable batteries, early activation feature. The PC100 model also will include programming software on a CD ROM and a programming cable.

ALRT Med Reminder PC500

Completion of development process and commercial introduction is expected during the last half of 2004. This model is PC programmable and contains a LCD display that provides the added feature of not only reminding a person it is time to take medication but also displaying the actions/medications to take at the time of each reminder event. Additional memory will allow the Reminder to store the list medications used by the patient, an emergency contact list and compliance profile of the patient for up to 12 months.

ALRT Interactive Reminder System (AIRS)

This system is currently in development and pilot versions are planned in 4th quarter 2004. In addition to the reminder capability in the PC 500, this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgements enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. AIRS will also allow a treatment center to remotely change a patient's reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

Pet RemindersTM

A new 30-Day Pet Reminder with replaceable batteries, designed for use in conjunction with monthly companion animal medication, has been available since December 2003.

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

Benefits of Medication Reminders

The Company believes that medication reminders benefit patients by alerting them to take medication at a prescribed time thereby improving compliance which can enhance the likelihood of people receiving the intended benefits of medications. If people do not receive the intended benefit of medication they may not get well and it could lead to further complications. This not only compromises the health effect on patients but also can lead to substantially increased cost of providing healthcare. Industry data indicates 50% or more of people on medications do not take them as prescribed, and that this noncompliance contributes to 10% of hospitalizations and billions of dollars annually in excessive and preventable healthcare costs.

Business Development and Marketing Strategy

Management is focusing the majority of its efforts on introducing and marketing its line of medication reminders for the human healthcare market. ALRT Med Reminders are being marketed and sold directly to disease management companies, health insurance providers, pharmaceutical manufacturers, retail pharmacy chains, contract research organizations, and through distribution companies for resale to independent pharmacies. The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

Selling Activities

The company has contracts with sales organizations that have long-standing relationships with most of the leading pharmacy retail chains (including supermarkets and mass merchandisers) in the US and expects to sign agreements with additional sales companies in 2004. The company will also support retail product sales with promotion activities as working capital allows. Contracts with companies that will provide selling support to medical institutions and large medical practices are expected to be completed in first half of 2004---an agreement with one company was completed in 2002 and two additional agreements were completed in 2003. Company management will provide much of the selling activity to contract research organizations, pharmaceutical manufacturers and health maintenance organizations. The company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

Pet Market Activities

Since 2002 the Company has focused resources on developing the human medication reminder product line and as a result, they placed no resources or effort on selling the pet market products. The Company continues to believe there is substantial need and market potential for their pet reminder products and will place effort and resources on this market as cash flow allows resource allocation for this market. The Company continues to receive inquiries about their pet reminder products and will focus on selling to pet store retailers and grocery retailers as well as to pet medication pharmaceutical companies.

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

The Company spent $173,828 for the year ended December 31, 2003 on product research and development as compared with $165,973 for the year ended December 31, 2002. The Company plans to spend $150,000 on product research and development in the next fiscal year.

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

Employees

The Company presently employs five persons, three of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

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

  Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $5,723,500 of debt due on demand and $66,500 of debt due in fiscal 2004. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2004. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' report on the Company's financial statements for the year ended December 31, 2003 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net capital deficiency at December 31, 2003, factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.       DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located in Winston-Salem, North Carolina. Office facilities are located at 101 North Chestnut Street and at Reynolda Road. The primary mailing address is 101 North Chestnut Street, Suite 307, Winton-Salem NC 27101. The company has a total of 1300 sq. ft. leased and the main telephone number is (336) 722-2254. Monthly rent is $1,155, payable to Wake Forest University.

ITEM 3.       LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2003.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. ("OTCBB") under the symbol "ALRT." Summary trading by quarter for the 2003 and 2002 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2003
Fourth Quarter Third Quarter Second Quarter First Quarter	0.15 0.17 0.26 0.39	0.07 0.09 0.14 0.15
2002
Fourth Quarter Third Quarter Second Quarter First Quarter	0.29 0.31 0.43 0.30	0.16 0.12 0.09 0.07

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2003, there were 21,078,446 common shares of the Company issued and outstanding.

At December 31, 2003, there were 64 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

ALR Technologies Inc's. business is focused on enhancement of disease management programs and health management programs through improved medication adherence with patient reminder products, monitoring of medication adherence and intervention systems when lack of adherence is apparent and the patient may be at risk. The primary business markets targeted by ALR Technologies are the providers of health insurance and the providers of disease management services. Health and disease management cannot achieve desired results unless the targeted individuals are compliant with their medications and unless there is timely intervention when they are not compliant and are deemed at risk.

ALR Technologies also targets pharmaceutical manufacturers, clinical research organizations, pharmacy retailers and pet medications providers. The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health results---and these market segments are the health insurance provider and the disease management companies they utilize. The health insurance provider industry has the potential of reducing costs substantially through successful medication compliance programs. Industry data reports that over $100 billion annually in health care costs are due to people not taking medications as directed.

ALR Technologies is attempting to grow a network of industry professionals who see the need for the ALR Tech products and systems. Discussions with several of the leading health care providers, disease management companies and major pharmaceutical manufacturers have been achieved. Relationships have been established that have the potential for significant business development, but medication compliance products and systems are relatively new to these industries and recognition, acceptance and use comes slowly.

The market that ALR Technologies products and services address is undeveloped in the industry. This situation provides significant upside potential in growing a new market but also comes with significant costs in time for market development and resource requirements.

The company desires to team with leading companies in select market segments and as such has been seeking strategic alliances that would serve to enhance the ability of ALR Technologies to generate sales and growth as well as enhance the sales performance of the participating company. Discussions with some of the major pharmaceutical companies as well as health insurance providers and disease management companies are ongoing. Vision care medications and the pet medication market are two other segments where discussions are currently underway. It is also likely that pilot trials by independent organizations will be initiated in the first half of 2004 that will be set up to determine outcome results from the use of ALRT medication reminder products. Outcome results to be determined will likely include a.) change in medication adherence, b.) change in health results for the patients, and c.) change in total cost of care.

Revenue

Revenues increased 268% to $175,820 in 2003 from $47,696 for 2002. The network building efforts began to generate business in the 4th quarter of 2003 as one pharmaceutical manufacturer placed an order in November and product shipped in December and a second pharmaceutical manufacturer placed an order in late December. Approximately $130,000 of the total sales for 2003 came in the 4th Quarter. Orders placed that are to be shipped in first quarter 2004 will ensure 1st quarter 2004 sales in excess of $200,000, or a minimum increase of 390% over 1st Quarter 2003. Progress underway with health insurance providers, disease management companies and other potential market segments bring expectations of continued growth through all quarters of 2004.

Product Development

The Company continued to focus development efforts on their interactive compliance monitoring and intervention system (AIRS) as well as their PC500 medication compliance product that will remind as well as provide a message on a screen informing the person the precise actions to take at the time of each reminder event. During 2003, the company received requests or inquiries for additional products. Included are reminder products for people to change contact lens for 7 day, 14 day or 30 day throw-away lenses and also for weekly administered medications.

Operating Capital

ALR Technologies revenue from sales is not at a level to pay for operating costs and as such the management of ALR Tech have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although the prospects for cash flow from sales of products and services to increase through 2004, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company's survival. In return, the Company's directors plan to reward the participating personnel at a time when business objectives are met, with stock option grants.

Operating Issues

The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2003 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above as the recognition of the need for medication adherence products increases. This may take some time to achieve, if at all, and, as a result, management has recorded an inventory provision of $160,000 at December 31, 2003 in respect of its Human Reminder inventory. The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

Related Party Transactions

On January 22, 2001, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company $2,000,000. The loan bears interest at one percent per month and is due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Ms. Kan warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

On November 24, 2003 and December 17, 2003, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company $150,000 and $30,000, respectively. The loans bear interest at one percent per month and are due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Ms. Kan options to purchase 720,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2008.

On May 30, 2003, Stan Cruitt, President of the Company loaned the Company $30,000 and on June 10 , 2003, Mr. Cruitt loaned the Company an additional $12,000 for a total of $42,000. The loans bear interest at one percent per month and are due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Mr. Cruitt options to purchase 168,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2008.

On March 13, 2003, Sidney Chan, Chairman and Chief Executive Officer of the Company loaned the Company $151,000 in Canadian dollars (US$116,500 equivalent). The loan bear interest at one percent per month and are due on demand.

Results of Operations - December 31, 2003 compared to December 31, 2002

Sales for the year ended December 31, 2003 were $175,820 and cost of goods sold was $127,471 as compared to $47,696 and $35,142, respectively for the year ended December 31, 2002. Sales were up in fiscal 2003 as a result of the decision to de-emphasize sales and marketing activities of Pet Reminders and focus on Human Reminders which were only introduced in the latter part of 2002.

Product development costs increased to $173,828 in 2003 versus $165,973 for the year ended December 31, 2002. This decrease relates primarily to development costs incurred for the ALRT Med Reminder and the ongoing development of the ALRT Interactive Reminder System.

Interest expense was increased to $1,410,509 for the year ended December 31, 2003 as compared with $1,344,422 for the year ended December 31, 2002 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amount of $795,806 related the amortization of the discount arising form the stock options and warrants irrevocably committed to be issued in consideration for promissory notes, down from $883,051 for the year ended December 31, 2002.

The Company incurred professional fees of $61,684 for the year ended December 31, 2003 as compared with $86,256 for the year ended December 31, 2002. The higher level in 2002 is partly attributable to higher legal fees related to legal actions resolved in that year and partly due to increased accounting costs related to a higher level of sales activity in 2001.

Rent was up slightly in fiscal 2003 to $35,980 from $34,311 for the year ended December 31, 2002.

The selling, general and administrative expenses were $946,815 for the year ended December 31, 2003 as compared to $880,888 for the year ended December 31, 2002. These totals include $109,000 (December 31, 2001 - $54,500) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The increase in cash amounts from $826,388 to $837,815 relates primarily to the increase in compensation and other costs of marketing.

The loss of $2,775,899 for the year ended December 31, 2003 was up from a loss of $2,503,951 for the year ended December 31, 2002. The increase in the net loss is primarily due to the inventory provision in the amount of $160,000 in the current year.

Accounts receivable were $128,903 at December 31, 2003 as compared with $17,220 at December 31, 2002.

Inventories increased to 276,583, before a provision of $160,000, at December 31, 2003 from $189,216 at December 31, 2002 as the Company began building inventories of its Human Med Reminders.

Prepaids, expenses and deposits were $nil at December 31, 2003 as compared to $132,227 at December 31, 2002. This decrease was primarily attributable to production deposits held by Tandy Electronics (Far East) Ltd. at December 31, 2002, which were drawn down against inventory shipments in January and February 2003.

Accounts payable and accrued liabilities increased to $2,161,133 at December 31, 2003 from $1,230,275 at December 31, 2002.

Other debt financing increased to $6,044,315 at December 31, 2003 from $4,882,730 at December 31, 2002 as the Company was able to obtain debt financing from several sources in order to continue operating and provide funds for product development

December 31, 2002 compared to December 31, 2001

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

Interest expense was up to $1,344,422 for the year ended December 31, 2002 as compared with $869,014 for the year ended December 31, 2001 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amount of $883,051 related the amortization of the discount arising form the stock options and warrants committed to be issued in consideration for promissory notes, up from $550,333 for the year ended December 31, 2001.

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

Liquidity and Capital Resources.

Cash Balances

At December 31, 2003, the Company's cash balance was $29,852 compared to $979 at December 31, 2002.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 2003 was $0.03 compared to $0.06 as of December 31, 2002. The greater the current ratio, the greater the short-term liquidity of the Company.

The Company raised $920,000 in debt financing in 2003 for working capital.

The Company plans additional debt financing in the short run and has raised $30,000 subsequent to December 31, 2003. These proceeds were put toward working capital.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2003 totaled $841,127 The Company incurred a net loss of $2,755,899 for the year ended December 31, 2002 as compared to a loss of $2,503,951 for the year ended December 31, 2003. Cash used by the Company in operating activities during the year ended December 31, 2002 totaled $1,797,410.

Cash Proceeds from Financing Activities

During the year ended December 31, 2003, the Company arranged $920,000 in debt financing. $50,000 of the proceeds from these financings was used to enable the Company to repay existing debt. This debt bears interest at 1% per month. Promissory notes with a face amount of $5,723,500 originally due at various dates in 2003 and are now due on demand. Promissory notes with a face amount $66,500 are due June 1, 2004. In consideration for loans or the extension of their due dates, the Company has committed to issue options to acquire a total of 5,849,000 shares of the Company at $0.25 per share with various expiration dates in 2008. The fair value of these options has been estimated and recognized in the financial statements as additional interest expense.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2003 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Revenue recognition. The Company recognizes sales revenue at the time of delivery when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period has expired.

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

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheets of ALR Technologies Inc. as of December 31, 2003 and 2002 and the related statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Kelowna, Canada
April 6, 2004

ALR TECHNOLOGIES INC.
Balance Sheets
$United States

December 31, 2003 and 2002

		2003	2002
	Assets
	Current assets:
	Cash	$29,852	$979
	Accounts receivable, net of allowance of $563 (2002 - $563)	128,903	17,220
	Inventories (note 3)	113,633	189,216
	Prepaid expenses, deposits and advances	-	132,227
		272,388	339,642
	Fixed assets (note 4)	8,210	11,191

		$280,598	$350,833

	Liabilities and Shareholders' Deficiency
	Current liabilities:
	Accounts payable and accrued liabilities	$2,161,133	$1,230,275
	Promissory notes payable to a relative of a director (note 5)	2,680,000	2,500,000
	Promissory notes payable to directors (note 5)	558,500	400,000
	Current portion of promissory notes payable (note 5)	2,534,903	1,711,818
		7,934,536	5,842,093

	Promissory notes payable (note 5)	270,912	270,912
	Shareholders' deficiency:
	Capital stock
	75,000,000 common shares with a par value of $0.001
	per share authorized, 21,078,446 issued
	(2002 - 21,078,446 issued)	21,078	21,078
	Additional paid-in capital	5,491,835	4,878,614
	Deficit	(13,474,927)	(10,699,028)
	Accumulated other comprehensive income
	Cumulative translation adjustment	37,164	37,164
		(7,924,850)	(5,762,172)
	Basis of presentation (note 1)
	Commitments (note 6)
	Related party transactions (notes 5 and 7)
		$280,598	$350,833

	See accompanying notes to financial statements
	On behalf of the Board:

Sidney Chan	Director
Stanley Cruitt	Director

ALR TECHNOLOGIES INC.
Statements of Loss
$United States

Years ended December 31, 2003 and 2002

	2003	2002

Sales	$175,820	$47,696

Cost of sales
Cost of goods sold	127,471	35,142
Loss on write-down of inventories (note 3)	160,000	-
	287,471	35,142

	(111,651)	12,554

	2,981	2,956
Operating expenses
Depreciation	173,828	165,973
Development costs	32,451	1,699
Foreign exchange loss	1,410,509	1,344,422
Interest on promissory notes payable	61,684	86,256
Professional fees	35,980	34,311
Rent	946,815	880,888
Selling, general and administrative	946,815	880,888
	2,664,248	2,516,505
Loss	$(2,775,899)	$(2,503,951)

Loss per share, basic and diluted	$(0.13)	$(0.12)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
$United States

Years ended December 31, 2003 and 2002

	Capital Stock				Accumulated
			Additional		Other	Total
	Number of		Paid In		Comprehensive	Shareholders'
	shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2001	21,078,446	$21,078	$3,678,214	$(8,195,077)	$37,164	$(4,458,621)

Comprehensive cost of stock
options issued for services	-	-	54,500	-	-	54,500

Financing cost of stock options
and warrants issued in
consideration for promissory notes	-	-	1,145,900	-	-	1,145,900

Comprehensive income (loss):
Loss	-	-	-	(2,503,951)	-	(2,503,951)

Balance, December 31, 2002	21,078,446	21,078	4,878,614	(10,699,028)	37,164	(5,762,172)

Compensation cost of stock
options issued for services	-	-	109,000	-	-	109,000

Financing cost of stock options
issued in consideration for
promissory notes	-	-	504,221	-	-	504,221

Comprehensive income (loss):
Loss		-	-	(2,775,899)	-	(2,775,899)
Balance, December 31, 2003	21,078,446	$21,078	$5,491,835	$(13,474,927)	$37,164	$(7,924,850)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
$United States

Years ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities (note 9):
Cash received from customers	$64,137	$31,475
Cash paid to suppliers and service providers	(745,979)	(1,575,040)
Interest paid	(159,285)	(253,845)
Income taxes paid	-	-
Net cash used by operating activities	(841,127)	(1,797,410)

Cash flows from financing activities:
Proceeds from promissory notes	920,000	1,870,000
Repayment of promissory notes	(50,000)	(131,000)
Net cash provided by financing activities	870,000	1,739,000

Cash flows from investing activities:
Purchase of fixed assets	-	(6,316)

Increase (decrease) in cash	28,873	(64,726)

Cash, beginning of year	979	65,705

Cash, end of year	$29,852	$979

Non-cash financing and investing activities:
Compensation cost of options issued for services	$109,000	$54,500
Financing cost of options and warrants issued in consideration for
promissory notes or their due date extension	504,221	1,145,900
	$613,221	$1,200,400

See accompanying notes to financial statements.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

ALR Technologies Inc. ("the Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 85% of the Company's 2003 sales were from two customers (68% and 17%, respectively) in the United States of America while approximately 88% of the Company's 2002 sales were from one customer in the United States of America.

  Basis of presentation:

  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

  The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants (note 6) and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Significant accounting policies (continued):

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

  d)   Options and warrants issued in consideration for debt

  The Company allocates the proceeds received from long term debt between the liability and the attached options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to its face value as interest expense on a yield basis over the term of the related debt.

  e)   Revenue recognition

  The Company recognizes sales revenue at the time of delivery when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period expires.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Significant accounting policies (continued):

  f)   Stock-based compensation

  The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received is based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

  SFAS No. 123"Accounting for Stock-Based Compensation", requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

  For the years ended December 31, 2003 and 2002, no stock options were granted or irrevocably committed to be issued to employees or directors. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:

	2003	2002
Loss
As reported	$2,775,899	$2,503,951
Pro forma	$2,775,899	$2,503,951
Loss, per share, basic and diluted
As reported	$0.13	$0.12
Pro forma	$0.13	$0.12

  g)   Income taxes

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Significant accounting policies (continued):

  g)   Income taxes (continued)

  Although the Company has consolidated loss carry forwards of approximately $7,600,000 available to 2005 to 2010 to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

  h)   Loss per share

  Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. As the Company has a loss in each of the years presented, basic and diluted loss per share are the same.

  i)   Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories, compensation costs of stock options issued for services and the financing costs of stock options and warrants issued in consideration for promissory notes payable. Actual results could differ from those estimates.

  j)   Commitments and contingencies

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

  k)   Recent accounting pronouncements

  In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 supersedes accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Significant accounting policies (continued):

  k)   Recent accounting pronouncements (continued)

  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize and record an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions are effective for periods ending after December 15, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this interpretation did not have a material effect on the Company's financial position or results of operations.

  During January 2003, the FASB issued, and subsequently revised, its Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company will be required to apply the consolidation provisions of the interpretation as of the beginning of its second quarter of fiscal 2004. Implementation of Interpretation No. 46, as revised, is not expected to have a material effect on the Company's financial position or results of operations.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Inventories:

	2003	2002

Inventories, at cost	$273,633	$189,216
Provision	(160,000)	-
	$113,633	$189,216

  The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2003 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As a result, management has recorded a provision of $160,000 at December 31, 2003 in respect of its Human Reminder inventory.

  The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

  Fixed assets:

			2003
		Accumulated	Net book
	Cost	depreciation	value

Computer equipment	$16,028	$10,827	$5,201
Office equipment	5,566	2,557	3,009
	$21,594	$13,384	$8,210

			2002
		Accumulated	Net book
	Cost	depreciation	value

Computer equipment	$16,028	$8,598	$7,430
Office equipment	5,566	1,805	3,761
	$21,594	$10,403	$11,191

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Promissory notes payable:

	2003	2002
Promissory notes payable to a relative of a director, secured by a general security agreement, with $500,000 bearing interest at the United States bank prime rate plus 1%, due on demand and $2,180,000 bearing interest
at the 1% per month, due on demand	$2,680,000	$2,500,000
Promissory notes payable to a director of the Company, unsecured, with
$350,000 bearing interest at 1% per month, due December 31, 2003,
$42,000 bearing interest at 1% per month, due on demand and $50,000
bearing interest at United States bank prime rate plus 1%, due on demand	442,000	400,000
Promissory notes payable to a director, unsecured, bearing interest at 1%
per month due on demand (CDN $151,000)	116,500	-
Promissory notes payable, unsecured, bearing interest at 1% per month,
due December 31, 2003	670,000	670,000
Unamortized discount related to stock options issued in consideration for
the promissory notes	-	(88,862)
Promissory notes payable, bearing interest at 1% per month, due on demand, unsecured with the exception of $50,000, which is secured by a guarantee
from a director and relative of a director	1,815,000	1,350,000
Unamortized discount related to stock options issued in consideration for the
promissory notes	-	(219,320)
Promissory note payable, unsecured, bearing interest at 1% per month, due
June 1, 2004	66,500	-
Unamortized discount related to stock options issued in consideration for
promissory notes due June 1, 2004	(16,597)	-
Promissory note payable to ALR Inc., unsecured, non-interest bearing,
due July 17, 2005	270,912	270,912
	6,044,315	4,882,730
Current portion due within one year
Promissory notes payable to a relative of a director	2,680,000	2,500,000
Promissory notes payable to directors	558,500	400,000
Promissory notes payable to others	2,534,903	1,711,815
	5,773,403	4,611,818

	$270,912	$270,912

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Promissory notes payable (continued):

  Promissory notes totaling $1,020,000, due December 31, 2003 were not repaid and are now due on demand. Promissory notes payable classified in current liabilities includes promissory notes payable with face amounts of $5,723,500 which are due on demand or which are overdue and are now due on demand. The holders of the promissory notes payable have not taken action to demand repayment.

  The aggregate maturities, in cash, of the face amount of promissory notes payable for each of the two years subsequent to December 31, 2003 are as follows:

  2004 - $5,790,000; 2005 - $270,912.

  6.Capital stock and additional paid in capital:

  a)   Stock options:

  The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	2003		2002
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	28,460,000	$0.25	16,740,000	$0.25
Granted	6,899,000	$0.25	11,780,000	$0.25
Cancelled	(100,000)	$0.50	(60,000)	$0.25
Outstanding, end of year	35,259,000	$0.25	28,460,000	$0.25

  The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2003 were as follows:

	Options Outstanding

	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	35,259,000	1.13 to 5.00	33,259,000

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Capital stock and additional paid in capital (continued):

  a)   Stock options (continued):

  During the year ended December 31, 2003, the Company irrevocably committed to grant 1,050,000 options to non-employees in exchange for services. All of the options vested immediately. The compensation cost related to the vested options has been estimated to be $77,000, which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.07. The compensation cost recorded for the options was determined using the Black Scholes option pricing method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.00% and no assumed dividend rate.

  During the year ended December 31, 2003, 500,000 of options issued in the year ended December 31, 2001, vested upon the termination of a contract with a sales consultant to the Company for which no compensation cost had previously been recognized. The related compensation cost has been estimated to be $32,000, and has been charged to selling, general and administrative expense. Compensation cost was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 102%, a risk free rate of 2.30% and no assumed dividend rate. Unvested options at December 31, 2003 consist of 2,000,000 options, which will vest based on the Company achieving certain sales targets.

  During the year ended December 31, 2003, the Company irrevocably committed to grant 5,849,000 options, in consideration of promissory notes payable or of an extension to their original due dates. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $504,221 of which $487,624 was amortized to interest expense during the year. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.09. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 102% to 135%, risk free rates of 3.00% and no assumed dividend rate.

  During the year ended December 31, 2002, the Company irrevocably committed to grant 200,000 options to non-employees in exchange for services. Of these options 100,000 vested immediately and 100,000 will vest based on the Company achieving certain performance targets. The 100,000 unvested options expired prior to vesting in the year ended December 31, 2003 upon the termination of the contracts with these non-employees. The compensation cost related to the vested options has been estimated to be $8,000, which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.08. The compensation cost recorded for the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 140%, a risk free rate of 5.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Capital stock and additional paid in capital (continued):

  a)   Stock options (continued):

  During the year ended December 31, 2002, 850,000 of the Company's previously issued options vested. The related compensation cost has been estimated to be $46,500 and has been charged to selling, general and administrative expense. The compensation cost recorded for the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 140%, a risk free rate of 4.50% and no assumed dividend rate.

  During the year ended December 31, 2002, the Company irrevocably committed to grant 11,580,000 options, in consideration of promissory notes payable or of an extension to their original due dates. All of the options vested immediately. The related promissory note proceeds attributable to the options was estimated to be $1,145,900 of which $853,718 was amortized to interest expense during 2002. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.10. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 135% to 145%, risk free rates of 3.00% to 5.00% and no assumed dividend rate.

  b)   Warrants:

  At December 31, 2003, the Company has 12,000,000 outstanding warrants (2002- 12,000,000). Each warrant allows the holder to purchase one common share at an exercise price of $0.25 per share until December 31, 2005.

  The Company has also agreed to extend the closing date of a proposed offering of up to 3,000,000 warrants at a price of $0.25 per warrant to June 30, 2004. The 3,000,000 warrants will be exercisable into common shares at $0.001 per share. These warrants will expire thirty days from the effective date of a registration statement filed with the United States Securities Commission registering the warrants and shares of common stock underlying the warrants.

  Related party transactions:

  At December 31, 2003 and 2002 the Company had the following related party balances and transactions:

	2003	2002
Accounts payable and accrued liabilities	$1,780,159	$999,806
Promissory notes payable, face amount (note 5)	$3,238,500	$2,900,000
Interest on promissory notes payable	$435,430	$338,792
Management compensation to directors	$319,800	$319,800
Compensation paid to a relative of a director	$32,000	$-

  Interest paid on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2003 and 2002

  Financial instruments:

  The fair values of cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory note payable to ALR Inc. as the payment dates are not readily determinable. It is not practical to determine a fair value for the promissory notes payable to directors or the promissory notes payable to a relative of a director due to the related party nature of these amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument. The maximum credit risk exposure for all financial assets is the carrying value of the asset.

  Reconciliation of loss to net cash used by operating activities:

	2003	2002

Loss	$(2,775,899)	$(2,503,951)

Adjustments to reconcile loss to net cash used by
operating activities:
Depreciation	2,981	2,956
Compensation cost of options issued for services	109,000	54,500
Amortization of discount resulting from options and warrants
issued in consideration for promissory notes	795,806	883,051
Increase in accounts receivable	(111,683)	(16,221)
Decrease (increase) in inventories	75,583	(189,216)
Decrease (increase) in prepaid expenses, deposits and
advances	132,227	(96,992)
Increase in accounts payable and accrued liabilities	930,858	68,463
Net cash used by operating activities	$(841,127)	$(1,797,410)

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of Accountants during the two most recent fiscal years.

ITEM 8A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Involvement in Certain Legal Proceedings

To the Company's knowledge, during the past five years, its officers and directors: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2003, no officer and director failed to file their Form 3, 4 and 5 on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company's audit committee is comprised of all of its officers and directors. None of directors are deemed independent. All directors also hold positions as officers of the Company. A copy of the Company's audit committee charter is filed as an exhibit to this report. The Company's audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the Company's audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

The Company has no financial expert. It believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company's limited operations, management believes the services of a financial expert are not warranted.

Code of Ethics

The Company has adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. The Company believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

The Company has a disclosure committee and disclosure committee charter. The Company's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of the Company's financial reports. A copy of the Company's disclosure committee charter is filed with this report.

ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to officers and directors during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying	LTIP	Compen-
Name and Principal			Bonus	Compen-	Award(s)	Options /	Payouts	sation
Position	Year	Salary ($)	($)	sation ($)[1]	($)	SARs (#)	($)	($)

Sidney Chan[2]	2003	144,000	0	9,600	0	0	0	0
CEO &	2002	144,000	0	9,600	0	0	0	0
Director	2001	144,000	0	9,600	0	0	0	0

Stanley Cruitt[3]	2003	156,000	0	9,600	0	0	0	0
President &	2002	156,600	0	9,600	0	0	0	0
Director	2001	156,600	0	0	0	0	0	0

Robert Frattaroli.[4]	2003	72,500	0	0	0	0	0	0
Executive Vice	2002	120,000		0	0	0	0	0
President (resigned	2001	70,000		0	0	0	0	0
August 2003)

Dr. Jaroslav V.	2003	60,000	0	0	0	0	0	0
Tichy,[5] Vice	2002	35,000	0	0	0	0	0	0
President -	2001	30,000	0	0	0	0	0	0
Technology

[1]	Automobile allowance
[2]

At December 31, 2003, salaries and other annual compensation for fiscal 2003, 2002 and 2001 totaling $176,100 and the $150,000 bonus for fiscal 2000 remain unpaid and are included in accounts payable and accrued liabilities.

[3]	At December 31, 2003, salaries and other annual compensation for fiscal 2003, 2002 and 2001 totaling $406,650 remain unpaid and are included in accounts payable and accrued liabilities.
[4]

At December 31, 2003, salaries and other annual compensation for fiscal 2003, 2002 and 2001 totaling $171,500 remain unpaid and are included in accounts payable and accrued liabilities. Mr. Frattaroli resigned as an officer of the Company in August, 2003.

[5]	At December 31, 2003, salaries and other annual compensation for fiscal 2003 totaling $47,500 remain unpaid and are included in accounts payable and accrued liabilities.

The Company has irrevocably committed to grant 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issue, 4,000,000 stock options to Stanley Cruitt, President and a Director of the issuer and 1,000,000 options to Robert Frattaroli, Executive Vice President of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Frattaroli.

The Company does not have any long-term incentive plans and accordingly no grants were made in the 2002 fiscal year to employees.

The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt	$156,600
Robert Frattaroli	$120,000
Dr. Jarek Tichy	$60,000

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

Sales Price
From	To	Participation
$0	$24,999,999	2% plus
$25,000,000	$49,999,999	3% plus
$50,000,000	$199,999,999	4% plus
over or equal to	$200,000,000	5%

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

Sales Price
From	To	Participation
$0	$24,999,999	2% plus
$25,000,000	$49,999,999	3% plus
$50,000,000	$199,999,999	4% plus
over or equal to	$200,000,000	5%

The terms of Mr. Frattaroli's contract also provides for a commission of 1.0% of net sales during the term of the agreement. As indicated above, Mr. Frattaroli will also be entitled to 1,000,000 options with a five year term exercisable at $0.25. All the options were vested upon the resignation of Mr. Frattaroli.

The terms of Dr. Tichy's contract provides for 250,000 options with a five year term exercisable at $0.25. All the options are vested. In addition, if more than 50% of the Company's stock or assets are sold, Dr. Tichy will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
From	To	Participation
$0	$24,999,999	2% plus
$25,000,000	$49,999,999	3% plus
$50,000,000	$199,999,999	4% plus
over or equal to	$200,000,000	5%

Compensation of Directors.

There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2003 fiscal year.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

The Board of Directors consists two members, Mr. Sidney Chan, Chairman and Chief Executive Officer of the Company and Mr. Stan Cruitt, President of the Company. Both directors are also officers of the Company. There are no independent directors.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Amount and
Name and Address	Nature of		Percent
of Beneficial Owner	Beneficial Owner	Position	of Class

Sidney Chan	2,000,000[1]	Chief Executive Officer and a	9.49%
3062 S.W. Marine Dr		member of the Board of
Vancouver, B.C.		Director

Stanley Cruitt	0	President and a member of	0.00%
525 Roslyn Road		the Board of Directors
Winston-Salem N.C.

Robert Frattaroli	0	Executive Vice President	0.00%
5825 Berkshire Lane
Dallas, Texas.

Dr. Jaroslav Tichy	0	Vice President, Technology	0.00%
7128 Brewster Drive West Delta, BC V4E 1V2

All officers and Directors	2,000,000		9.49%
as a group. (4 persons)

[1]	500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of Knight's Financial Limited, and 1,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

The Company irrevocably committed to give 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company as well as 2,720,000 stock options to Christine Kan, his wife. The Company has also promised to give a total of 4,350,000 stock options to Stanley Cruitt, President and a Director of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, 1,000,000 options to Bert Honsch, former Executive Vice President of the issuer, 1,000,000 options to Robert Frattaroli, Executive Vice President of the issuer and 250,000 options to Jarek Tichy, Vice President, Technology of the issue. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years. In addition, the Company has committed to issue 12,000,000 warrants to Christine Kan in consideration of loans to the Company totaling $2,500,000. These warrants are exercisable into common shares of the Company at $0.25 per share until December 31, 2005.

Steven Kan, brother-in-law of Sidney Chan, Chairman and Chief Executive Officer of the Company was awarded 500,000 options to purchase shares of the Company at $0.25 for a period of five years ending December 31, 2008. The options were awarded based on services rendered to the Company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 22, 2001, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company $2,000,000. The loan bears interest at one percent per month and is due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Ms. Kan warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2005.

In addition, the Company has irrevorably committed to issue 12,000,000 warrants to Christine Kan in consideration of loans to the Company totaling $2,500,000. These warrants are exercisable into common shares of the Company at $0.25 per share until December 31, 2005.

Steven Kan, brother-in-law of Sidney Chan, Chairman and Chief Executive Officer of the Company was awarded 500,000 options to purchase shares of the Company at $0.25 for a period of five years ending December 31, 2008. The options were awarded based on services rendered to the Company.

On November 24, 2003 and December 17, 2003, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company $150,000 and $30,000, respectively. The loans bear interest at one percent per month and are due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Ms. Kan options to purchase 720,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2008.

On May 30, 2003, Stan Cruitt, President of the Company loaned the Company $30,000 and on June 10 , 2003, Mr. Cruitt loaned the Company an additional $12,000 for a total of $42,000. The loans bear interest at one percent per month and are due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Mr. Cruitt options to purchase 168,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2008.

On March 13, 2003, Sidney Chan, Chairman and Chief Executive Officer of the Company loaned the Company $151,000 in Canadian dollars (US$116,500 equivalent). The loan bears interest at one percent per month and is due on demand.

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

Exhibit No.	Description
3.1	Initial Articles of Incorporation.
3.2	Bylaws
3.3	Articles of Amendment to the Articles of Incorporation.
3.4	Articles of Amendment to the Articles of Incorporation.

The following documents are incorporated herein by reference from the Registrant's Form 8-K Current Report, which was filed with the Securities and Exchange Commission on February 16, 2000, and all exhibits thereto.

Exhibit No.	Description
99.9	Settlement Agreement dated January 27, 2000, between the Company, 706166 Alberta Ltd., 745797 Alberta Ltd. Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

Exhibit No.	Description
10.1	Project Agreement between the Company and Tandy Electronics.
99.10	Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc.
99.11	Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
99.12	Agreement to Provide Services between the Company and Knight's Financial Limited. Regarding Ms. Christine Kan.
99.13	Agreement to Provide Services between the Company and Horizon Marketing &
Research, Inc. regarding Mr. Sidney S. Chan.
99.14	Agreement to Provide Services between the Company and Bert Honsch.
99.15	Agreement to Provide Services between the Company and Kenneth Berkholtz.
99.16	Agreement to Provide Services between the Company and Jim Cleary.
99.17	Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 2002:

Exhibit No.	Description
99.18	Agreement to Provide Services between the Company and RJF Management
Resource Associates, LLC.

The following exhibits are filed with this report:

Exhibit No.	Description
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of
1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Executive Officer ).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	CDN$23,500	KPMG
2002	CDN$23,500	KPMG

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	CDN$13,500	KPMG
2002	CDN$12,000	KPMG

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	$ nil	KPMG
2002	$ nil	KPMG

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	$ nil	KPMG
2002	$ nil	KPMG

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2004.

ALR TECHNOLOGIES, INC. (Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer and Principal Accounting Officer
BY:	/s/ Stanley Cruitt
President and a Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Sidney Chan Sidney Chan	Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	April 14, 2004

/s/ Stanley Cruitt Stanley Cruitt	President and a Member of the Board of Directors	April 14, 2004