Form 10QSB
period 2004-03-31
ALR TECHNOLOGIES INC
filed 2004-05-24
CIK 1087022

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0225807 (IRS Employer Identification Number)

114M Reynolda Village
Winston-Salem, North Carolina 27106
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
Yes [ x ] No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 21, 2004: 41,078,446

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
March 31, 2004 and December 31, 2003

	2004 (Unaudited)	2003
Assets
Current assets:
Cash	$151,037	$29,852
Accounts receivable, net of allowance of $2,163 (December 31, 2003 - $563)	6,296	128,903
Inventories (note 3)	111,162	113,633
Prepaid expenses and deposits	7,020	-
	275,515	272,388

Fixed assets, net of accumulated depreciation	7,670	8,210
	$283,185	$280,598
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$2,372,950	$2,161,133
Customer deposits	50,000	-
Promissory notes payable to a relative of a director (note 4)	2,710,000	2,680,000
Promissory notes payable to directors	558,500	558,500
Current portion of promissory notes payable	2,514,860	2,534,903
	8,206,310	7,934,536

Promissory notes payable	270,912	270,912

Stockholders' deficiency:
Capital stock
75,000,000 common shares with a par value of $0.001 per share authorized, 21,078,446 issued (December 31, 2003 - 21,078,446)	21,078	21,078
Additional paid-in capital	5,508,135	5,491,835
Deficit	(13,760,414)	(13,474,927)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(8,194,037)	(7,924,850)
Basics of presentation (note 1)
Commitments (note 5)
Contingency (note 6)
Subsequent event (note 7)
	$283,185	$280,598

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Comprehensive Loss and Deficit
($ United States)
Three month periods ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Sales	$206,534	$12,466

Cost of Sales	153,308	9,265
	53,226	3,201
		-
Expenses:
Depreciation	540	745
Development costs	48,175	32,694
Foreign exchange loss	-	2,268
Interest	174,926	398,511
Professional fees	16,826	23,224
Rent	2,310	11,109
Selling, general and administrative	95,936	286,730
	338,713	755,281
Loss and comprehensive loss	(285,487)	(752,080)

Deficit, beginning of period	(13,474,927)	(10,699,028)
Deficit, end of period	$(13,760,414)	$(11,451,108)
Loss per share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding, basic and diluted	21,078,446	21,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Cash flows from operating activities (note 8):
Cash received from customers	$377,541	$28,335
Cash paid to suppliers and employees	(200,535)	(244,903)
Interest paid	(55,821)	(143,971)
Income taxes paid	-	-
Net cash provided by (used in) operating activities	121,185	(360,359)

Cash flows from financing activities:
Promissory notes payable	30,000	360,470
Repayment of promissory notes payable	(30,000)	-
Net cash provided by financing activities	-	360,470
Increase (decrease) in cash during the period	121,185	(69)

Cash, beginning of period	29,852	979
Cash, end of period	$151,037	$910
Non-cash financing activities:
Compensation cost of options issued for services	$10,000	$7,000
Fair value of options issued in consideration for promissory notes	6,300	167,061
	$16,300	$174,061

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 20043 and 20032
(Unaudited)

1. Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. A significant portion of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these outstanding promissory notes payable until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

The financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

2. Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories

The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to March 31, 2004 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through future sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As of March 31, 2004, management had recorded a provision of $160,000 (December 31, 2003 - $160,000) in respect of its Med Reminder inventory.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements (continued)
($ United States)
Three month periods ended March 31, 20043 and 20032
(Unaudited)

4. Promissory notes payable

During the three month period ended March 31, 2004, the Company received $30,000 from a relative of a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on demand. As further consideration, 120,000 fully vested options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2009, were irrevocably committed to be issued (see note 5(a)).

5. Capital stock

a) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	35,259,000	$0.25	28,460,000	$0.25
Granted	220,000	0.25	1,465,000	0.25
Expired or cancelled	-		-
Outstanding, end of period	35,479,000	$0.25	29,925,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2004 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

$0.25	35,479,000	0.88 to 5.00	33,479,000

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month periods ended March 31, 2004 and 2003 would have been the pro forma amounts below:

	Three months ended March 31,
	2004	2003
Loss
As reported	$(285,487)	$(752,080)
Pro forma	$(285,487)	$(752,080)
Loss per share, basic and diluted
As reported	$(0.01)	$(0.04)
Pro forma	$(0.01)	$(0.04)

ALR TECHNOLOGIES INC.
 Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2004 and 2003
(Unaudited)

5. Capital stock and additional paid in capital (continued)

a) Stock options (continued):

During the three month period ended March 31, 2004, the Company irrevocably committed to grant 100,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2009. The compensation cost related to these options has been estimated to be $10,000, which has been charged to product development expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.10 per option. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 113%, a risk free rate of 3.00% and no assumed dividend rate.

Unvested options at March 31, 2004 consist of 2,000,000 options which will vest based on the Company achieving certain sales targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

During the three month period ended March 31, 2004, the Company irrevocably committed to grant 120,000 options, in consideration of a promissory note payable (note 3). All of the options vested immediately. The estimated fair value of the options was $6,300 and was charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06 per option. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 113%, a risk free rate of 3.00% and no assumed dividend rate.

During the three month period ended March 31, 2004, interest expense includes $9,957 of amortized promissory note discounts related to options irrevocably committed to be issued in the year ended December 31, 2003.

b) Warrants:

At March 31, 2003, the Company had irrevocably committed to issue a total of 12 million warrants, exercisable into common shares of the Company at an exercise price of $0.25 per share until December 31, 2005.

6. Contingency

Accounts payable and accrued liabilities, as of March 31, 2004, include $180,666 of amounts owing to a supplier, which the Company disputes. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7. Subsequent event

Subsequent to March 31, 2004, the Company issued 10,000,000 common shares to a relative of a director and 10,000,000 common shares to a director as full and final settlement of an aggregate of $1,000,000 in promissory notes payable and accounts payable and accrued liabilities. The common shares will be restricted from sale by the recipients for a period of one year in accordance with securities regulations.

ALR TECHNOLOGIES INC.
 Notes to Financial Statements (continued)
($ United States)
Three month periods ended March 31, 2004 and 2003
(Unaudited)

8. Reconciliation of loss to net cash provided by (used in) operating activities

	Three month periods ended March 31,
	2004	2003

Loss	$(285,487)	(752,080)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	540	745
Amortization of discount related to options issued in consideration for promissory notes	16,257	254,540
Compensation cost of options issued for services	10,000	7,000
Decrease in accounts receivable	122,607	15,869
Decrease (increase) in inventories	2,471	(108,654)
(Increase) decrease in prepaid expenses	(7,020)	88,877
Increase in accounts payable and accrued liabilities	211,817	133,164
Increase in customer deposits	50,000	-
Net cash provided by (used in) operating activities	$121,185	$(360,539)

Item 2. Management Discussion and Analysis

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Results of Operations

Management is focusing the majority of its efforts on introducing and marketing its line of medication reminders and compliance systems to the health management industry. ALRT Med Reminders are being marketed and sold directly to disease management companies, health insurance providers, pharmaceutical manufacturers, retail pharmacy chains, contract research organizations, and through distribution companies for resale to independent pharmacies. The Company is first targeting customers located in United States because of market potential but has also established selling operations/agreements for sales and distribution in Canada, Europe, Australia and South America.

Contracts with companies that will provide selling support to medical supply companies and health services providers as well as contracts with companies that sell directly to institutions and large medical practices are expected to be completed in first half of 2004. An agreement with one entity was completed in 2002 and two additional agreements were completed in 2003. Company management will provide much of the selling activity to contract research organizations and to pharmaceutical manufacturers. The company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

Development costs increased to $48,175 in the quarter ended March 31, 2004 from $32,694 in the first quarter of 2003. Development costs resulting the first quarter of 2004 relate to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months ended March 31, 2004 include $10,000 of non-cash compensation costs related to options issued for services in the period.

Interest expense decreased to $174,926 for the quarter ended March 31, 2004 as compared with $398,511 for the quarter ended March 31, 2003. The decrease is primarily related to a decrease in the amortization of discounts related to stock options committed to be issued as consideration for promissory notes payable. The Company issued 120,000 options in consideration of promissory note financing in the quarter ended March 31, 2004 as compared to 1,440,000 options in the first quarter of 2003. The amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable amounted to $16,257 in the first quarter of 2004 as compared to $254,540 in the first quarter of 2003.. Excluding amortization of discount, interest expense increased approximately $15,000 as a result of the Company's increased reliance on debt financing.

Professional fees were $16,826 for the quarter ended March 31, 2004 as compared with $23,224 for the quarter ended March 31, 2003. Fees were higher in the first quarter of 2003 primarily due to fees for taxation services obtained in the period.

The selling, general and administrative expenses were $95,936 for the quarter ended March 31, 2004 as compared to $286,730 for the quarter ended March 31, 2003. Included in selling, general and administrative expenses is $nil (2003 $7,000) related to options committed to be issued in exchange for services provided by non-employees. The decrease relates primarily to increased marketing and sales activities in the first quarter of 2003 as compared to 2004.

The loss of $285,487 for the quarter ended March 31, 2004 was down from a loss of $752,080 for the quarter ended March 31, 2003. The largest component of this decrease was due to an decrease in non-cash interest, related to amortization of discounts related to options committed to be issued as consideration for promissory notes payable, and decreased selling, general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of March 31, 2004, the Company's cash balance was $151,037 compared to $29,852 at December 31, 2003. AS of March 31, 2004, the Company had a working Capital deficiency of $7,930,795 as compared to a working capital deficiency of $8,206,924 as of December 31, 2003.

Short and Long Term Liquidity

As at March 31, 2004, the Company does not have the current financial resources and committed financing to enable it to meet its overheads and purchase commitments.

The majority of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Used in Operating Activities

Cash provided by the Company in operating activities during the three months ended March 31, 2004 totaled $121,185 as compared with cash used by operating activities of $360,359 for the three months ended March 31, 2004. The increase in cash from operations relates primarily to the increase in sales and the customer deposit received in the three months ended March 31, 2004.

Cash Proceeds from Financing Activities

In the first three months of fiscal 2004, the Company received a loan from a relative of a director for $30,000 and repaid promissory notes payable of $30,000.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Sidney Chan, the Company's Chief Executive Officer and Chief Financial Officer has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known as soon as it is known by others within the Company. The Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

Part II - Other Information

Item 1.   Legal proceedings

There were no legal proceedings in the quarter.

Item 2.   Changes in securities

There were no common shares issued in the quarter ended March 31, 2004. However, a total of 20,000,000 common shares were issued subsequent to March 31, 2004. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of debt owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of his foregiveness of debt owed to Ms. Kan by the Company in the amount of $500,000.

Item 3.   Defaults upon senior securities

There were no defaults upon senior securities in the quarter. However there are liabilities totaling $5,786,360 for outstanding promissory notes that are due on demand or are due prior to June 30, 2004. The promissory note holders have not demanded payment as of the date of this report.

Item 4.   Submission of matters to vote of Security Holders

No matters were submitted to security holders for a vote during the quarter.

Item 5.   Other Matters

None

Item 6.   Exhibits and Reports on Form 8K

(a)   The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8K

The Company filed no reports on Form 8K during the three month period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2004.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors
BY:	/s/ Stanley Cruitt
Stanley Cruitt President and a Member of the Board of Directors