Form 10QSB
period 2004-06-30
ALR TECHNOLOGIES INC
filed 2004-09-22
CIK 1087022

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0225807
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

114M Reynolda Village
Winston-Salem, North Carolina 27106
 (Address of principal executive offices)

(336) 722-2254
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

===================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
 Balance Sheets
($ United States)
June 30, 2004 and December 31, 2003

	2004
	(Unaudited)	2003
Assets
Current assets:
Cash	$17,227	$29,852
Accounts receivable, net of allowance of $2,163 (December 31, 2003 - $563)	54,220	128,903
Inventories (note 3)	92,293	113,633
Prepaid expenses and deposits	11,345	-
	175,085	272,388

Fixed assets, net of accumulated depreciation	9,480	8,210
	$184,565	$280,598
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$2,478,020	$2,161,133
Customer deposits	50,000	-
Promissory notes payable to a relatives of a director (note 4)	2,210,000	2,680,000
Promissory notes payable to directors	116,500	558,500
Current portion of promissory notes payable	2,566,500	2,534,903
	7,421,020	7,934,536

Promissory notes payable	270,912	270,912

Shareholders' deficiency
Capital stock
75,000,000 common shares with a par value of $0.001 per share authorized,
41,078,446 issued (December 31, 2003 - 21,078,446)	41,078	21,078
Additional paid-in capital	9,135,732	5,491,835
Deficit	(16,721,341)	(13,474,927)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(7,507,367)	(7,924,850)
Basics of presentation (note 1)
Commitments (note 5)
Contingency (note 6)

	$184,565	$280,598

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

	Three months ended		Six months ended
	2004	2003	2004	2003

Sales	$59,999	$26,578	$266,533	$39,044

Cost of sales	21,147	15,479	174,455	24,744
	38,852	11,099	92,078	14,300

Expenses:
Depreciation	941	745	1,481	1,490
Development costs	76,530	29,744	124,705	62,438
Foreign exchange loss	-	3,361	-	5,629
Interest	2,390,320	377,658	2,565,246	776,169
Professional fees	26,280	20,084	43,106	43,308
Rent	14,229	8,849	16,539	19,958
Selling, general and administrative	491,479	220,393	587,415	507,123
	2,999,779	660,834	3,338,492	1,416,115

Loss and comprehensive loss	(2,960,927)	(649,735)	(3,246,414)	(1,401,815)

Deficit, beginning of period	(13,760,414)	(11,451,108)	(13,474,927)	(10,699,028)

Deficit, end of period	$(16,721,341)	$(12,100,843)	$(16,721,341)	$(12,100,843)

Loss per share, basic and diluted	(0.08)	(0.03)	(0.11)	(0.07)

Weighted average shares outstanding
basic and diluted	36,902,622	21,078,446	28,990,534	21,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six month period ended June 30, 2004
(Unaudited)

	Capital Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid in		Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2003	21,078,446	$21,078	$5,491,835	$(13,474,927)	$37,164	$(7,924,850)

Common shares issued as full and
final settlement of accounts payable
and accrued liabilities to a director	1,160,000	1,160	56,840	-	-	58,000
Common shares issued as full and
final settlement of promissory notes
payable to a relative of a director
and a director	18,840,000	18,840	923,160	-	-	942,000
Compensation cost of stock options
irrevocably committed to be used to
non-employees for services	-	-	92,000	-	-	92,000
Financing cost of stock options
irrevocably committed to be issued
in consideration of promissory
notes payable	-	-	1,052,897	-	-	1,052,897
Financing cost of stock options
irrevocably committed to be issued
in consideration of accounts
payable and accrued liabilities	-	-	496,000	-	-	496,000
Compensation cost related to
modification of previous stock
option commitments for services	-	-	315,000	-	-	315,000
Financing cost related to the
modification of previous stock
option and warrant commitments in
consideration of promissory notes	-	-	708,000	-	-	708,000

Compensation loss				(3,246,414)		(3,246,414)
	41,078,446	$41,078	$9,135,732	$(16,721,341)	$37,164	$(7,507,367)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

	Three months ended		Six months ended
	2004	2003	2004	2003

Cash flows from operating activities (note 8):
Cash received from customers	$12,075	$12,811	$389,616	$41,146
Cash paid to suppliers and employees	(96,393)	(210,198)	(296,928)	(455,101)
Interest paid	(91,741)	(22,307)	(147,562)	(166,278)
Income taxes paid	-	-	-	-
Net cash used in operating activities	(176,059)	(219,694)	(54,874)	(580,233)

Cash flows from financing activities:
Promissory notes payable	70,000	255,000	100,000	615,470
Repayment of promissory notes payable	(25,000)	-	(55,000)	-
Net cash provided by financing activities	45,000	255,000	45,000	615,470

Cash flows from investing activities:
Purchase of fixed assets	(2,751)	-	(2,751)	-

Increase (decrease) in cash during the period	(133,810)	35,306	(12,625)	35,237

Cash, beginning of period	151,037	910	29,852	979

Cash, end of period	$17,227	$36,216	$17,227	$36,216

Non-cash financing activities:
Common shares issued as full and final settlement
of promissory notes	$942,000	$-	$942,000	$-
Common shares issued as full and final settlement of accounts
payable and accrued liabilities	58,000	-	58,000	-
Financing cost of stock options irrevocably committed to be
issued in consideration for promissory notes	1,036,640	94,304	1,052,897	261,365
Compensation cost of options irrevocably committed to be
issued to non-employees for services	82,000	-	92,000	7,000
Financing cost of stock options irrevocably committed to be
issued in consideration of accounts payable and accrued liabilities	496,000	-	496,000	-
Compensation cost related to the modification of stock option
commitments to non-employees for services	315,000	-	315,000	-
Financing cost related to the modification of stock option
and warrant commitment in consideration of promissory notes	708,000	-	708,000	-

	$3,637,640	$94,304	$3,663,897	$268,365

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

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

  Inventories

  The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to June 30, 2004 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As of June 30, 2004, management had recorded a provision of $160,000 in respect of its Med Reminder inventory.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

  Inventories (continued)

  The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

  Promissory notes payable

  During the six month period ended June 30, 2004, the Company received $30,000 from a relative of a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on demand. As further consideration, 120,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2009, were irrevocably committed to be issued (see note 5(b)).

  During the three month period ended June 30, 2004 the Company received $70,000 in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on demand. As further consideration, 280,000 options exercisable into common shares at the Company at an exercise price of $0.25 per share are until June 30, 2009, were irrevocably committed to be issued (see note 5(b)).

  Capital stock

  a)     Authorized common shares

  The Company's issued common shares (41,078,446) plus common share issuance commitments related to outstanding stock options (75,701,463) exceeds the Company's authorized common shares of 75,000,000. The Company is in the process of increasing its authorized common shares, which it expects to complete by December 31, 2004.

  b)     Stock options:

  The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2004		2003
		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding, beginning of period	35,259,000	$0.25	28,460,000	$0.25
Granted	40,442,463	0.25	1,465,000	0.25
Expired or cancelled	-		-
Outstanding, end of period	75,701,463	$0.25	29,925,000	$0.25

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

  Capital stock (continued)

  b)     Stock options (continued):

  The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2004 were as follows:

	Options Outstanding
	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	75,701,463	0.75 to 5.00	71,701,463

  The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month and six month periods ended June 30, 2004 and 2003 would have been the proforma amounts below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Loss
As reported	$(2,960,927)	$(649,735)	$(3,246,414)	$(1,401,815)
Pro forma	$(2,960,927)	$(649,735)	$(3,246,414)	$(1,401,815)

Loss per share, basic and diluted
As reported	$(0.08)	$(0.03)	$(0.11)	$(0.07)
Pro forma	$(0.08)	$(0.03)	$(0.11)	$(0.07)

  Unvested options at June 30, 2004 consist of 4,000,000 options which will vest based on achieving certain sales and performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

  During the six month period ended June 30, 2004, the Company irrevocably committed to grant 1,450,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. The compensation cost related to these options, being the fair value of the options, has been estimated to be $92,000, of which $25,000 has been charged to product development expense and $67,000 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

  Capital stock (continued)

  b)     Stock options (continued):

  During the six month period ended June 30, 2004, the Company irrevocably committed to grant 400,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price for a period of five years. Financing cost related to these options, being the fair value of the options, has been estimated to be $23,300 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

  Also for consideration of promissory note proceeds received previously, the Company irrevocably committed to grant 16,516,500 options. All of the options vest immediately and are exercisable into the Company's common shares at an exercise price for a period of five years. Financing cost related to these options, being the fair value of the options, has been estimated to be $1,013,000, which charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The value was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

  During the six month period ended June 30, 2004, interest expense includes $16,597 of amortized promissory note discounts related to options irrevocably committed to be issued in the year ended December 31, 2003.

  During the six month period ended June 30, 2004, the Company irrevocably committed to grant 8,075,963 options in consideration of outstanding accounts payable and accrued liabilities. All of the options vested immediately and are exercisable into the Company's common shares at an exercise price for a period of five years. Financing cost related to these options, being the fair value of the options, has been estimated to be $496,000 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

  During the six months ended June 30, 2004, the Company modified the terms of 7,300,000 previous options commitments for services and 13,850,000 previous option commitments in consideration of promissory notes to extend the expiry date of the options to June 30, 2009. In addition, the Company issued 12,000,000 options to purchase common shares, with an exercise price of $0.25 per share to June 30, 2009, in exchange for previous warrant commitments. Compensation cost related to the modification of previous option commitments for services was estimated to be $315,000, of which $10,000 has been charged to product development expense and $305,000 has been charged to selling, general and administrative expense. Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes payable has been estimated to be $708,000, which has been charged to interest expense. Compensation cost and financing cost have been estimated as the fair value of the options, using the Black Scholes option pricing model, using the expected lives of the options, a volatility factor of 111%, a risk free rate of 3.0% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three months and six month periods ended June 30, 2004 and 2003
(Unaudited)

  Contingency

  Accounts payable and accrued liabilities, as of June 30, 2004, includes $180,666 of amounts owing to a supplier, which the Company disputes. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

  Related party transaction

  Related party transactions for the six month period ended June 30, 2004, included the following:

	2004	2003
10,000,000 common shares issued to a relative of a director for full
and final settlement of outstanding promissory notes payable	$500,000	$-
10,000,000 common shares issued to a director for full and final settlement of outstanding promissory notes payable and accounts
payable and accrued liabilities	500,000	-
Financing cost related to options irrevocably committed to be issued
to relatives of directors in consideration of promissory notes payable	6,300	-
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration
of promissory note proceeds received previously	276,000	-
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of
outstanding accounts payable and accrued liabilities	385,000	-
Compensation and financing costs related to modification of
previous option and warrant commitments to directors and
relatives of directors	717,000	-
	$2,384,300	$-

  Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

  Reconciliation of loss to net cash used in operating activities

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Loss	$(2,960,927)	$(649,735)	$(3,246,414)	$(1,401,815)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation	941	745	1,481	1,490
Amortization of discount related to options
issued in consideration for promissory notes	6,640	224,072	16,597	478,612
Common shares issued as full and final
settlement of outstanding accounts
payable and accrued liabilities	58,000	-	58,000	-
Compensation cost of options irrevocably
committed to be issued for services	82,000	-	92,000	7,000
Financing of options irrevocably committed to
be issued in consideration of promissory notes
payable	1,046,597	-	1,052,897	-
Financing cost of options irrevocably committed
to be issued in consideration of accounts payable
and accrued liabilities	496,000	-	496,000	-
Compensation cost related to the modification of
previous option commitments for services	315,000	-	315,000	-
Financing cost related to the modification of
previous option and warrant commitments in
consideration of promissory notes	708,000	-	708,000	-
Increase (decrease) in accounts receivable	(47,924)	(13,767)	74,683	2,102
Decrease (increase) in inventories	18,869	12,795	21,340	(95,859)
(Increase) decrease in prepaid expenses	(4,325)	(35,629)	(11,345)	53,248
Increase in accounts payable and accrued
liabilities	105,070	241,825	316,887	374,989
Increase in customer deposits	-	-	50,000	-

Net cash used in operating activities	$(176,059)	$(219,694)	$(54,874)	$(580,233)

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

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting policies in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described note 1 to the interim financial statements, at June 30, 2004, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Development costs increased to $76,530 in the quarter ended June 30, 2004 and $124,705 for the six months ended June 30, 2004 from $29,744 in the second quarter of 2003 and $62,438 for the six months ended June 30, 2003. Development costs incurred in the second quarter of 2004 relate to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months and six months ended June 30, 2004 include $25,000 and $35,000 of non-cash compensation costs related to options issued for services in the period.

Interest expense increased to $2,790,320 - for the quarter ended June 30, 2004 and $2,965,246 for the six months ended June 30, 2004 as compared with $377,658 for the quarter ended June 30, 2003 and $776,179 for the six months ended June 30, 2003. During the three months and six ended June 30, 2004, Company incurred non-cash interest expense of $2,250,597 and 2,256,897, respectively. The non-cash interest consisted of the following; $1,046,597 (three months) and $1,052,897 was expensed for options irrevocably committed to be issued in consideration for promissory notes payable, $496,000 for options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities, $708,000 was expensed relating to the modification of previous option and warrant commitments in consideration of promissory notes and $400,000 was expensed related to the loss on the full and final settlement of certain outstanding accounts payable and accrued liabilities and promissory notes payable in exchange for common shares. Interest expense also includes the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable amounted to $6,640 in the second quarter of 2004 and $16,597 for the six months ended June 30, 2004as compared to $224,072and $478,612, respectively, in 2003. The overall increase in interest expense result of the Company's increased reliance on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $26,280 for the quarter ended June 30, 2004 and $43,106 for the six months ended June 30, 2004 as compared with $20,084and $43,308 for the same periods in 2003. Fees were higher in the second quarter of 2004 primarily due to fees for accounting services obtained in the period.

The selling, general and administrative expenses were $491,749for the quarter ended June 30, 2004 and $587,415 for the six months ended June 30, 2004 as compared to $220,393 and $507,123 for the same periods in 2003. Included in selling, general and administrative expenses is $397,000 (three months) and $407,000(six months) related to options committed to be issued in exchange for services provided by non-employees as compared to $nil and $7,000 over the same periods in 2003. The increase relates primarily to the Company's commitment to irrevocably modify options previously issued for services during the quarter ended June 30, 2004.

The loss of $3,360,927for the quarter ended June 30, 2004 and $3,646,414 for the six months ended June 30, 2004 has increased from a loss of $649,753and $1,401,815 for the same periods in 2003. The largest component of this increase was due to an increase in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2004, the Company's cash balance was $17,227compared to $151,037at March 31, 2004 and $29,852 as at December 31, 2003. As of June 30, 2004, the Company had a working Capital deficiency of $7,245,935 as compared to a working capital deficiency of $7,930,795 as of March 31, 2004 and $7,662,148 as at December 31, 2003.

Short and Long Term Liquidity

As at June 30, 2004, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months and six months ended June 30, 2004 totaled $176,059 and $54,874, respectively, as compared with cash used by operating activities of $219,649 and $580,233 for the same periods in 2003. The increase in cash used in operations relates primarily to a decrease in cash amounts paid to suppliers due to the Company's lack of funds..

Cash Proceeds from Financing Activities

In the first and second quarters of fiscal 2004, the Company received loans totaling $100,000,which consisted of $30,000 in the first quarter from a relative of a director and $70,000 in the second quarter from two individuals . In addition, a total of 20,000,000 common shares were issued in the quarter ending June 30, 2004. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes and accounts payable owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of her foregiveness of promissory notes owed to Ms. Kan by the Company in the amount of $500,000. A loss on the settlement of the accounts payable and accrued liabilities and promissory notes payable of $400,000 has been included in interest expense for the three months and six months ended June 30, 2004.

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Sidney Chan, the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

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

ITEM 2.   CHANGES IN SECURITIES

A total of 20,000,000 common shares were issued in the quarter ending June 30, 2004. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes and accounts payable owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of her foregiveness of promissory notes owed to Ms. Kan by the Company in the amount of $500,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter. However there are liabilities totaling $0 for outstanding promissory notes that are due on demand or are due prior to June 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

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

(b)     Reports on Form 8K

The Company filed no reports on Form 8K during the three month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 2004.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan
Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Stanley Cruitt
Stanley Cruitt
President and a Member of the Board of Directors