Form 10QSB/A
period 2004-06-30
ALR TECHNOLOGIES INC
filed 2004-10-19
CIK 1087022

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
June 30, 2004 and December 31, 2003

	2004 (Unaudited)	2003
Assets
Current assets:
Cash	$17,227	$29,852
Accounts receivable, net of allowance of $2,163 (December 31, 2003 - $563)	54,220	128,903
Inventories (note 3)	92,293	113,633
Prepaid expenses and deposits	11,345	-
	175,085	272,388

Fixed assets, net of accumulated depreciation	9,480	8,210
	$184,565	$280,598
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$2,478,020	$2,161,133
Customer deposits	50,000	-
Promissory notes payable to a relatives of a director (note 4)	2,210,000	2,680,000
Promissory notes payable to directors	116,500	558,500
Current portion of promissory notes payable	2,566,500	2,534,903
	7,421,020	7,934,536

Promissory notes payable	270,912	270,912

Shareholders' deficiency
Capital stock
75,000,000 common shares with a par value of $0.001 per share authorized, 41,078,446 issued (December 31, 2003 - 21,078,446)	41,078	21,078
Additional paid-in capital	9,535,732	5,491,835
Deficit	(17,121,341)	(13,474,927)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(7,507,367)	(7,924,850)
Basics of presentation (note 1)
Commitments (note 5)
Contingency (note 6)
	$184,565	$280,598

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

	Three months ended		Six months ended
	2004	2003	2004	2003
Sales	$59,999	$26,578	$266,533	$39,044
Cost of sales	21,147	15,479	174,455	24,744
	38,852	11,099	92,078	14,300
Expenses:
Depreciation	941	745	1,481	1,490
Development costs	76,530	29,744	124,705	62,438
Foreign exchange loss	--	3,361	--	5,629
Interest	2,390,320	377,658	2,565,246	776,169
Loss on settlement of debt (note 7)	400,000	--	400,000	--
Professional fees	26,280	20,084	43,106	43,308
Rent	14,229	8,849	16,539	19,958
Selling, general and administrative	491,479	220,393	587,415	507,123
	3,399,779	660,834	3,738,492	1,416,115
Loss and comprehensive loss	(3,360,927)	(649,735)	(3,646,414)	(1,401,815)

Deficit, beginning of period	(13,760,414)	(11,451,108)	(13,474,927)	(10,699,028)
Deficit, end of period	$(17,121,341)	$(12,100,843)	$(17,121,341)	$(12,100,843)
Loss per share, basic and diluted	(0.09)	(0.03)	(0.13)	(0.07)
Weighted average shares outstanding, basic and diluted	36,902,622	21,078,446	28,990,534	21,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six month period ended June 30, 2004
(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficiency

Balance, December 31, 2003	21,078,446	$ 21,078	$ 5,491,835	$ (13,474,927)	$ 37,164	$ (7,924,850)

Common shares issued as full and final settlement of accounts payable and accrued liabilities to a director	1,160,000	1,160	56,840	-	-	58,000

Common shares issued as full and final settlement of promissory notes payable to a relative of a director and a director	18,840,000	18,840	1,323,160	-	-	1,342,000

Compensation cost of stock options irrevocably committed to be used to non-employees for services	-	-	92,000	-	-	92,000

Financing cost of stock options irrevocably committed to be issued in consideration of promissory notes payable	-	-	1,052,897	-	-	1,052,897

Financing cost of stock options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities	-	-	496,000	-	-	496,000

Compensation cost related to modification of previous stock option commitments for services	-	-	315,000	-	-	315,000

Financing cost related to the modification of previous stock option and warrant commitments in consideration of promissory notes	-	-	708,000	-	-	708,000

Loss and comprehensive loss				(3,646,414)		(3,646,414)
	41,078,446	$ 41,078	$ 9,535,732	$ (17,121,341)	37,164	$ (7,507,367)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

	Three months ended		Six months ended
	2004	2003	2004	2003
Cash flows from operating activities (note 8):
Cash received from customers	$12,075	$12,811	$389,616	$41,146
Cash paid to suppliers and employees	(96,393)	(210,198)	(296,928)	(455,101)
Interest paid	(91,741)	(22,307)	(147,562)	(166,278)
Income taxes paid	-	-	-	-
Net cash used in operating activities	(176,059)	(219,694)	(54,874)	(580,233)

Cash flows from financing activities:
Promissory notes payable	70,000	255,000	100,000	615,470
Repayment of promissory notes payable	(25,000)	-	(55,000)	-
Net cash provided by financing activities	45,000	255,000	45,000	615,470

Cash flows from investing activities:
Purchase of fixed assets	(2,751)	-	(2,751)	-

Increase (decrease) in cash during the period	(133,810)	35,306	(12,625)	35,237

Cash, beginning of period	151,037	910	29,852	979

Cash, end of period	$17,227	$36,216	$17,227	$36,216

Non-cash financing activities:
Common shares issued as full and final settlement of
promissory notes	$1,342,000	$-	$1,342,000	$-

Common shares issued as full and final settlement of accounts
payable and accrued liabilities	58,000	-	58,000	-

Financing cost of stock options irrevocably committed to be issued
in consideration for promissory notes	1,046,597	94,304	1,052,897	261,365

Compensation cost of options irrevocably committed to be issued
to non-employees for services	82,000	-	92,000	7,000

Financing cost of stock options irrevocably committed to be
issued in consideration of accounts payable and accrued liabilities	496,000	-	496,000	-

Compensation cost related to the modification of stock
option commitments to non-employees for services	315,000	-	315,000	-

Financing cost related to the modification of stock option
and warrant commitment in consideration of promissory notes	708,000	-	708,000	-

	$4,047,597	$94,304	$4,063,897	$268,365

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

(a) Stock based compensation:

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Loss

As reported	$(3,360,927)	$(649,735)	$(3,646,414)	$(1,401,815)

Add: Employee stock based compensation, as recorded	--	--	--	--

Deduct: Employee stock based compensation, fair value method	--	--	--	--

Pro forma	$(3,360,927)	$(649,735)	$(3,646,414)	$(1,401,815)

Loss per share, basic and diluted
As reported	$(0.09)	$(0.03)	$(0.13)	$(0.07)
Pro forma	$(0.09)	$(0.03)	$(0.13)	$(0.07)

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

4. Promissory notes payable

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

5. Capital stock

a) Authorized common shares

The Company's issued common shares (41,078,446) plus common share issuance commitments related to outstanding stock options (75,701,463) exceeds the Company's authorized common shares of 75,000,000. The Company is in the process of increasing its authorized common shares, which it expects to complete by December 31, 2004.

b) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	35,259,000	$0.25	28,460,000	$0.25
Granted	40,442,463	0.25	1,465,000	0.25
Expired or cancelled	-		-
Outstanding, end of period	75,701,463	$0.25	29,925,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2004 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable
$0.25	75,701,463	0.75 to 5.00	71,701,463

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

5. Capital stock (continued)

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

During the six month period ended June 30, 2004, the Company irrevocably committed to grant 400,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. Financing, being the gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $23,300 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

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

During the six month period ended June 30, 2004, the Company irrevocably committed to grant 8,075,963 options in consideration of outstanding accounts payable and accrued liabilities. All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 per share for a period of five years. Financing cost, being the fair value of the options, has been estimated to be $496,000 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three months and six month periods ended June 30, 2004 and 2003
(Unaudited)

5. Capital stock (continued)

b) Stock options (continued):

During the six months ended June 30, 2004, the Company modified the terms of 7,300,000 previous options commitments for services and 13,850,000 previous option commitments in consideration of promissory notes to extend the expiry date of the options to June 30, 2009. In addition, the Company issued 12,000,000 options to purchase common shares, with an exercise price of $0.25 per share to June 30, 2009, in exchange for previous warrant commitments on promissory note financings. Compensation cost related to the modification of previous option commitments for services was estimated to be $315,000, of which $10,000 has been charged to product development expense and $305,000 has been charged to selling, general and administrative expense. Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes payable has been estimated to be $708,000, which has been charged to interest expense. Compensation cost and financing cost have been estimated as the fair value of the options, using the Black Scholes option pricing model, using the expected lives of the options, a volatility factor of 111%, a risk free rate of 3.0% and no assumed dividend rate.

6. Contingency

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three months and six month periods ended June 30, 2004 and 2003
(Unaudited)

7. Related party transaction

Related party transactions for the six month period ended June 30, 2004, included the following:

	2004	2003
10,000,00 common shares issued to a relative of a director for full
and final settlement of outstanding promissory notes payable	$700,000	$-

10,000,000 common shares issued to a director for full and final settlement of outstanding promissory notes payable and accounts
payable and accrued liabilities	700,000	-

Financing cost related to options irrevocably committed to be issued
to relatives of directors in consideration of promissory notes payable	6,300	-

Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of promissory
note proceeds received previously	276,000	-

Financing cost related to options irrevocably commited to be issued to directors and relatives of directors in consideration of outstanding
accounts payable and accrued liabilities	385,000	-

Compensation and financing costs related to modification of previous
option and warrant commitments to directors and relatives of directors	717,000	-
	$2,784,300	$-

During the three month June 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares considered of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2004 and 2003
(Unaudited)

8. Reconciliation of loss to net cash used in operating activities

Three months ended June 30,			Six months ended June 30,
	2004	2003	2004	2003
Loss	$(3,360,927)	$(649,735)	$(3,646,414)	$(1,401,815)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	941	745	1,481	1,490
Amortization of discount related to options issued in consideration for promissory notes	6,640	224,072	16,597	478,612
Common shares issued as full and final settlement of outstanding accounts payable and accrued liabilities	58,000	-	58,000	-
Loss on settlement of debt	400,000	-	400,000	-
Compensation cost of options irrevocably committed to be issued for services	82,000	-	92,000	7,000
Financing of options irrevocably committed to be issued in consideration of promissory notes payable	1,046,597	-	1,052,897	-
Financing cost of options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities	496,000	-	496,000	-
Compensation cost related to the modification of previous option commitments for services	315,000	-	315,000	-
Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes	708,000	-	708,000	-
Increase (decrease) in accounts receivable	(47,924)	(13,767)	74,683	2,102
Decrease (increase) in inventories	18,869	12,795	21,340	(95,859)
(Increase) decrease in prepaid expenses	(4,325)	(35,629)	(11,345)	53,248
Increase in accounts payable and accrued liabilities	105,070	241,825	316,887	374,989
Increase in customer deposits	-	-	50,000	-
Net cash used in operating activities	$(176,059)	$(219,694)	$(54,874)	$(580,233)

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

Inventories. Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value. Net realizable value reflects the current estimated net selling price or value in used of the item in inventory in a non-forced sale. The Company assesses the need for inventory write-downs based on its assessment of the estimated net realizable value using assumptions about future demand and market conditions. When the results of these assumptions differs from the Company's projections, an additional inventory write-down may be required.

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

Contracts with companies that will provide selling support to medical supply companies and health services providers as well as contracts with companies that sell directly to institutions and large medical practices have been completed in first half of 2004. An agreement with one entity was completed in 2002 and two additional agreements were completed in 2003. Company management will provide much of the selling activity to contract research organizations and to pharmaceutical manufacturers. The company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

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

Interest expense increased to $2,390,320 for the quarter ended June 30, 2004 and $2,565,246 for the six months ended June 30, 2004 as compared with $377,658 for the quarter ended June 30, 2003 and $776,169 for the six months ended June 30, 2003. During the three months and six months ended June 30, 2004, Company incurred non-cash interest expense of $2,240,640 and 2,256,897, respectively. The non-cash interest consisted of the following; $1,046,597 (three months) and $1,052,897 was expensed for options irrevocably committed to be issued in consideration for promissory notes payable, $496,000 for options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities, and $708,000 was expensed relating to the modification of previous option and warrant commitments in consideration of promissory notes Interest expense also includes the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable amounted to $6,640 in the second quarter of 2004 and $16,597 for the six months ended June 30, 2004 as compared to $224,072 and $478,612, respectively, in 2003. The overall increase in interest expense result of the Company's increased reliance on debt financing and cost to obtain extensions on debt obligations.

Loss on settlement of debt

During the three month June 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares considered of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000.

Professional fees were $26,280 for the quarter ended June 30, 2004 and $43,106 for the six months ended June 30, 2004 as compared with $20,084 and $43,308 for the same periods in 2003. Fees were higher in the second quarter of 2004 primarily due to fees for accounting services obtained in the period.

The selling, general and administrative expenses were $491,749 for the quarter ended June 30, 2004 and $587,415 for the six months ended June 30, 2004 as compared to $220,393 and $507,123 for the same periods in 2003. Included in selling, general and administrative expenses is $397,000 (three months) and $407,000 (six months) related to options committed to be issued in exchange for services provided by non-employees as compared to $nil and $7,000 over the same periods in 2003. The increase relates primarily to the Company's commitment to irrevocably modify options previously issued for services during the quarter ended June 30, 2004.

The loss of $3,360,927 for the quarter ended June 30, 2004 and $3,646,414 for the six months ended June 30, 2004 has increased from a loss of $649,753 and $1,401,815 for the same periods in 2003. The largest component of this increase was due to an increase in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2004, the Company's cash balance was $17,227 compared to $151,037 at March 31, 2004 and $29,852 as at December 31, 2003. As of June 30, 2004, the Company had a working Capital deficiency of $7,245,935 as compared to a working capital deficiency of $7,930,795 as of March 31, 2004 and $7,662,148 as at December 31, 2003.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months and six months ended June 30, 2004 totaled $176,059 and $54,874, respectively, as compared with cash used by operating activities of $219,649 and $580,233 for the same periods in 2003. The decrease in cash used in operations relates primarily to a decrease in cash amounts paid to suppliers due to the Company's lack of funds.

Cash Proceeds from Financing Activities

In the first and second quarters of fiscal 2004, the Company received loans totaling $100,000,which consisted of $30,000 in the first quarter from a relative of a director and $70,000 in the second quarter from two individuals . In addition, a total of 20,000,000 common shares were issued in the quarter ending June 30, 2004. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes and accounts payable owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of her foregiveness of promissory notes owed to Ms. Kan by the Company in the amount of $500,000. A loss on the settlement of the accounts payable and accrued liabilities and promissory notes payable of $400,000 has been included in the Company's statement of operations for the three months and six months ended June 30, 2004.

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

Sidney Chan, the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

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

Item 3. Defaults upon senior securities

There were no defaults upon senior securities in the quarter. However there are liabilities totaling $4,893,000 for outstanding promissory notes that are due on demand or are due prior to June 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

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

(b) Reports on Form 8-K

The Company filed no reports on Form 8K during the three month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2004.

ALR TECHNOLOGIES INC. (Registrant)
BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors
BY:	________________________________________
Stanley Cruitt President and a Member of the Board of Directors