Form 10QSB
period 2004-09-30
ALR TECHNOLOGIES INC
filed 2004-12-01
CIK 1087022

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
September 30, 2004 and December 31, 2003

	2004
	(Unaudited)	2003
Assets
Current assets:
Cash	$127	$29,852
Accounts receivable, net of allowance of $2,163 (December 31, 2003 - $563)	6,480	128,903
Inventories (note 3)	107,567	113,633
Prepaid expenses and deposits	10,000	-
	124,174	272,388

Fixed assets, net of accumulated depreciation	8,386	8,210
	$132,560	$280,598
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$2,773,040	$2,161,133
Promissory notes payable to relatives of directors (note 4)	2,290,000	2,680,000
Promissory notes payable to directors	119,471	558,500
Current portion of promissory notes payable	2,767,412	2,534,903
	7,949,923	7,934,536

Promissory notes payable	-	270,912

Shareholders' deficiency
Capital stock
75,000,000 common shares with a par value of $0.001 per share
authorized, 41,078,446 issued (December 31, 2003 - 21,078,446)	41,078	21,078
Additional paid-in capital	9,535,732	5,491,835
Deficit	(17,431,337)	(13,474,927)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(7,817,363)	(7,924,850)
Basics of presentation (note 1)
Commitments (note 5)
Contingency (note 6)
Subsequent event (note 5(a))
	$132,560	$280,598

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

	Three months ended		Nine months ended
	2004	2003	2004	2003

Sales	$68,786	$8,064	$335,319	$47,108

Cost of sales	29,347	5,886	203,802	30,630
	39,439	2,178	131,517	16,478

Expenses:
Depreciation	1,095	745	2,576	2,235
Development costs	25,031	35,000	149,736	97,438
Foreign exchange loss (gain)	2,670	(143)	2,670	5,486
Interest	158,102	225,989	2,723,348	1,002,158
Loss on settlement of debt (note 7)	-	-	400,000	-
Professional fees	10,545	8,245	53,651	51,553
Rent	11,308	9,247	27,847	29,205
Selling, general and administrative	140,684	208,051	728,099	715,174
	349,435	487,134	4,087,927	1,903,249

Loss and comprehensive loss	(309,996)	(484,956)	(3,956,410)	(1,886,771)

Deficit, beginning of period	(17,121,341)	(12,100,843)	(13,474,927)	(10,699,028)

Deficit, end of period	$(17,431,337)	$(12,585,799)	$(17,431,337)	$(12,585,799)

Loss per share, basic and diluted	(0.01)	(0.02)	(0.12)	(0.09)

Weighted average shares outstanding,
basic and diluted	41,078,446	21,078,446	33,049,249	21,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
($United States)
Nine month period ended September 30, 2004
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
Common shares issued as full
and final settlement of
promissory notes payable to a
relative of a director and a
director	18,840,000	18,840	1,323,160	-	-	1,342,000
Compensation cost of stock
options irrevocably committed to
be used to non-employees for
services	-	-	92,000	-	-	92,000
Financing cost of stock options	-	-	1,052,897	-		1,052,897
irrevocably committed to be
issued in consideration of
promissory notes payable					-
Financing cost of stock options
irrevocably committed to be
issued in consideration of
accounts payable and accrued
liabilities	-	-	496,000	-	-	496,000
Compensation cost related to
modification of previous stock
option commitments for services	-	-	315,000	-	-	315,000
Financing cost related to the
modification of previous stock
option and warrant commitments
in consideration of promissory
notes	-	-	708,000	-	-	708,000

Loss and comprehensive loss				(3,956,410)		(3,956,410)
	41,078,446	$41,078	$9,535,732	$(17,431,337)	$37,164	$(7,817,363)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

	Three months ended		Nine months ended
	2004	2003	2004	2003

Cash flows from operating activities (note 8):
Cash received from customers	$68,126	$16,599	$457,742	$57,745
Cash paid to suppliers and employees	(80,619)	(89,753)	(394,143)	(544,584)
Interest paid	(14,607)	38,843	(145,572)	(127,435)
Income taxes paid	-	-	-	-
Net cash used in operating activities	(27,100)	(34,311)	(81,973)	(614,544)
Cash flows from financing activities:
Promissory notes payable	140,000	-	240,000	615,470
Repayment of promissory notes payable	(130,000)	-	(185,000)	-
Loan and advances from shareholder	-	-	-	-
Net cash provided by financing activities	10,000	-	55,000	615,470

Cash flows from investing activities:
Purchase of fixed assets	-	-	(2,752)	-
Increase (decrease) in cash during the period	(17,100)	(34,311)	(29,725)	926

Cash, beginning of period	17,227	36,216	29,852	979
Cash, end of period	$127	$1,905	$127	$1,905

Non-cash financing activities:
Common shares issued as full and final settlement of promissory notes	$-	$-	$1,342,000	$-
Common shares issued as full and final settlement of accounts payable and accrued liabilities	-	-	58,000	-
Financing cost of stock options irrevocably committed to be issued in consideration for promissory notes	-	-	1,052,897	261,365
Compensation cost of options irrevocably committed to be issued to non-employees for services	-	32,000	92,000	39,000
Financing cost of stock options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities	-	-	496,000	-
Compensation cost related to the modification of stock option commitments to non- employees for services	-	-	315,000	-
Financing cost related to the modification of stock option and warrant commitment in consideration of promissory notes	-	-	708,000	-
	$-	$32,000	$4,063,897	300,365

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

1. Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these outstanding promissory notes payable until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

(a) Stock based compensation:

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. To September 30, 2004, all of the Company's options had been irrevocably committed to be issued to non-employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month and nine month periods ended September 30, 2004 and 2003 would have been the proforma amounts below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Loss
As reported	$(309,996)	$(484,956)	$(3,956,410)	$(1,886,771)
Add: Employee stock based compensation, as recorded	-	-	-	-
Deduct: Employee stock based compensation, fair value method	-	-	-	-
Pro forma	$(309,996)	$(484,956)	$(3,956,410)	$(1,886,771)

Loss per share, basic and diluted
As reported	$(0.01)	$(0.02)	$(0.12)	$(0.09)
Pro forma	$(0.01)	$(0.02)	$(0.12)	$(0.09)

3. Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to September 30, 2004 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As of September 30, 2004, management had recorded a provision of $160,000 (December 31, 2003 - $160,000) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2003 financial statements

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

4. Promissory notes payable

During the three month period ended September 30, 2004, the Company received $80,000 from two relatives of directors in exchange for promissory notes payable. The promissory notes bear interest at 7.5% per annum, are unsecured and are due on demand.

During the three month period ended September 30, 2004, the Company received $60,000 in exchange for a promissory note payable. The promissory note bears interest at 7.5% per annum,, is unsecured and is due on demand.

During the nine month period ended September 30, 2004, the Company received $30,000 from a relative of a director in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on demand. As further consideration, 120,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2009, were irrevocably committed to be issued (see note 5(b)).

During the nine month period ended September 30, 2004 the Company received $70,000 in exchange for three promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and are due on demand. As further consideration, 280,000 options exercisable into common shares at the Company at an exercise price of $0.25 per share are until June 30, 2009, were irrevocably committed to be issued (see note 5(b)).

During the nine month period ended September 30, 2004, a promissory repayable in Canadian dollars to a director was increased by $2,971 due to unfavorable exchange rate changes.

5. Capital stock

a) Authorized common shares

As at September 30, 2004, the Company's issued common shares (41,078,446) plus common share issuance commitments related to outstanding stock options (75,701,463) exceeded the Company's authorized common shares of 75,000,000. On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.0001 per share. The amendment will become effective on or about December 6, 2004, twenty-one days after the Information Statement was mailed. The amendment will become effective on or about December 6, 2004, twenty-one days after the information statement was mailed. The amendment is not subject to shareholder or regulatory approval. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants described in Note 5(b) below. Then options are considered to have been granted for accounting purposes.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

5. Capital stock (continued)

b) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	35,259,000	$0.25	28,460,000	$0.25
Granted	40,442,463	0.25	2,485,000	0.25
Expired or cancelled	-		(100,000)	0.25
Outstanding, end of period	75,701,463	$0.25	30,845,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2004 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

$0.25	75,701,463	0.50 to 4.75	71,701,463

Unvested options at September 30, 2004 consist of 4,000,000 options which will vest based on achieving certain sales and performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

During the nine month period ended September 30, 2004, the Company irrevocably committed to grant 1,450,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. The compensation cost related to these options, being the fair value of the options, has been estimated to be $92,000, of which $25,000 has been charged to product development expense and $67,000 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the nine month period ended September 30, 2004, the Company irrevocably committed to grant 400,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. Financing, being the gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $23,300 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

5. Capital stock (continued)

b) Stock options (continued):

Also for consideration of promissory note proceeds received previously, the Company irrevocably committed to grant 16,516,500 options. All of the options vest immediately and are exercisable into the Company's common shares at an exercise price for a period of five years. Financing cost related to these options, being the fair value of the options, has been estimated to be $1,029,597, which has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The value was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the nine month period ended September 30, 2004, interest expense includes $16,597 of amortized promissory note discounts related to options irrevocably committed to be issued in the year ended December 31, 2003.

During the nine month period ended September 30, 2004, the Company irrevocably committed to grant 8,075,963 options in consideration of outstanding accounts payable and accrued liabilities. All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 per share for a period of five years. Financing cost, being the fair value of the options, has been estimated to be $496,000 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the nine months ended September 30, 2004, the Company modified the terms of 7,300,000 previous options commitments for services and 13,850,000 previous option commitments in consideration of promissory notes to extend the expiry date of the options to June 30, 2009. In addition, the Company issued 12,000,000 options to purchase common shares, with an exercise price of $0.25 per share to June 30, 2009, in exchange for previous warrant commitments on promissory note financings. Compensation cost related to the modification of previous option commitments for services was estimated to be $315,000, of which $10,000 has been charged to product development expense and $305,000 has been charged to selling, general and administrative expense. Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes payable has been estimated to be $708,000, which has been charged to interest expense. Compensation cost and financing cost have been estimated as the fair value of the options, using the Black Scholes option pricing model, using the expected lives of the options, a volatility factor of 111%, a risk free rate of 3.0% and no assumed dividend rate.

6. Contingency

Accounts payable and accrued liabilities, as of September 30, 2004, includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three months and nine month periods ended September 30, 2004 and 2003
(Unaudited)

7. Related party transaction

Related party transactions for the nine month period ended September 30, 2004, included the following:

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

During the three months ending September 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares considered of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2004 and 2003
(Unaudited)

8. Reconciliation of loss to net cash used in operating activities

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Loss	$(309,996)	$(484,956)	$(3,956,410)	$(1,886,771)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1,095	745	2,576	2,235
Amortization of discount related to options issued in consideration for promissory notes	-	68,730	16,597	547,342
Common shares issued as full and final settlement of outstanding accounts payable and accrued liabilities	-	-	58,000	-
Loss on settlement of debt	-	-	400,000	-
Compensation cost of options irrevocably committed to be issued for services	-	32,000	92,000	39,000
Financing of options irrevocably committed to be issued in consideration of promissory notes payable	-	-	1,052,897	-
Financing cost of options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities	-	-	496,000	-
Compensation cost related to the modification of previous option commitments for services	-	-	315,000	-
Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes	-	-	708,000	-
Increase in promissory note payable to a director due to change in exchange rate	2,971		2,971
Increase (decrease) in accounts receivable	47,740	8,265	122,423	10,367
Decrease (increase) in inventories	(15,274)	3,504	6,066	(92,355)
(Increase) decrease in prepaid expenses	1,345	10,457	(10,000)	63,705
Increase in accounts payable and accrued liabilities	295,021	326,944	611,907	701,933
Increase (decrease) in customer deposits	(50,000)	-	-	-
Net cash used in operating activities	$(27,100)	$(34,311)	$(81,973)	$(614,544)

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

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2004, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Options and warrants issued in consideration for debt. The Company allocates the proceeds received from long term debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt. Changes in assumptions about future stock prices and other criteria will impact the allocation of the consideration, including the amounts ultimately charged against income as interest expense.

Revenue recognition. The Company recognizes sales revenue at the time of delivery when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period has expired. Changes in sales terms could materially impact the extent and timing of revenue recognition.

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

Sales revenue increased to $68,786 in the quarter ended September 30, 2004 and $335,319 for the nine months ended September 30, 2004 from $8,064 in the third quarter of 2003 and $47,108 for the nine months ended September 30, 2003.

Development costs increased to $25,031 in the quarter ended September 30, 2004 and $149,736 for the nine months ended September 30, 2004 from $35,000 in the third quarter of 2003 and $97,438 for the nine months ended September 30, 2003. Development costs incurred in the third quarter of 2004 relate to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months and nine months ended September 30, 2004 include $nil and $35,000 of non-cash compensation costs related to options issued for services in the period.

Interest expense decreased to $158,102 for the quarter ended September 30, 2004 and increased to $2,723,348 for the nine months ended September 30, 2004 as compared with $225,989 for the quarter ended September 30, 2003 and $1,002,158 for the nine months ended September 30, 2003. During the quarter ended and nine months ended September 30, 2004, Company incurred non-cash interest expense of $nil and 2,256,897, respectively. The non-cash interest consisted of the following; $1,052,897 was expensed for options irrevocably committed to be issued in consideration for promissory notes payable, $496,000 for options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities, and $708,000 was expensed relating to the modification of previous option and warrant commitments in consideration of promissory notes Interest expense also includes the amortization of discounts related to stock options and warrants committed to be issued in consideration for promissory notes payable amounted to $nil during the third quarter of 2004 and $16,597 for the nine months ended September 30, 2004 as compared to $68,730 and $547,342, respectively, in 2003. The overall increase in interest expense result of the Company's increased reliance on debt financing and cost to obtain extensions on debt obligations.

Loss on settlement of debt

During the nine months ended September 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares issued of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000.

Professional fees were $10,545 for the quarter ended September 30, 2004 and $53,651 for the nine months ended September 30, 2004 as compared with $8,245 and $51,553 for the same periods in 2003. Fees were higher in the third quarter of 2004 primarily due to fees for accounting services obtained in the period.

The selling, general and administrative expenses were $140,684 for the quarter ended September 30, 2004 and $728,099 for the nine months ended September 30, 2004 as compared to $208,051 and $715,174 for the same periods in 2003. Included in selling, general and administrative expenses is $nil (three months) and $407,000 (nine months) related to options committed to be issued in exchange for services provided by non-employees as compared to $32,000 and $39,000 over the same periods in 2003. The increase relates primarily to the Company's commitment to irrevocably modify options previously issued for services during the quarter ended September 30, 2004.

The loss of $309,996 for the quarter ended September 30, 2004 and $3,956,410 for the nine months ended September 30, 2004 has increased from a loss of $484,956 and $1,886,771 for the same periods in 2003. The largest component of this increase was due to an increase in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of September 30, 2004, the Company's cash balance was $127 compared to $17,227 at June 30, 2004, $151,037 at March 31, 2004 and $29,852 as at December 31, 2003. As of September 30, 2004, the Company had a working Capital deficiency of $7,825,749 as compared to a working capital deficiency of $7,245,935 as of June 30, 2004, $7,930,795 as of March 31, 2004 and $7,662,148 as at December 31, 2003.

Short and Long Term Liquidity

As at September 30, 2004, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

All of the Company's debt financing is either due on demand or has a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months and nine months ended September 30, 2004 totaled $27,100 and $81,973, respectively, as compared with cash used by operating activities of $34,311 and $614,544 for the same periods in 2003. The decrease in cash used in operations relates primarily to a decrease in cash amounts paid to suppliers due to the Company's lack of funds.

Cash Proceeds from Financing Activities

During nine months ended September 30, 2004, the Company received loans totaling $240,000, which consisted of $30,000 in the first quarter and additional $30,000 in the third quarter from a relative of a director, $50,000 in the third quarter from another relative of another director, $70,000 in the second quarter from two unrelated individuals and $60,000 in the third quarter from an unrelated individual. In addition, a total of 20,000,000 common shares were issued in the second quarter. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes and accounts payable owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of her foregiveness of promissory notes owed to Ms. Kan by the Company in the amount of $500,000. A loss on the settlement of the accounts payable and accrued liabilities and promissory notes payable of $400,000 has been included in the Company's statement of operations during the second quarter and for the nine months ended September 30, 2004.

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

Item 2. Changes in securities

A total of 20,000,000 common shares were issued in the quarter ended June 30, 2004. 10,000,000 restricted shares of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes and accounts payable owed to Mr. Cruitt by the Company in the amount of $500,000 and 10,000,000 restricted shares of common stock to Christine Kan, the wife of Sidney Chan, the Company's chief executive officer, in consideration of her foregiveness of promissory notes owed to Ms. Kan by the Company in the amount of $500,000.

On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement ("Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.0001 per share. The amendment will become effective on or about December 6, 2004, twenty-one days after the Information Statement was mailed. The amendment is not subject to shareholder or regulatory approval. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants described in Note 5(b) below. Then options are considered to have been granted for accounting purposes.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities in the quarter. However there are liabilities totaling $5,176,883 for outstanding promissory notes that are due on demand or are due prior to September 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

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

(b) Reports on Form 8K

The Company filed no reports on Form 8K during the three month period ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of December, 2004.

ALR TECHNOLOGIES INC.(Registrant)

BY:	/s/ Sidney Chan
Sidney Chan,Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors

BY:	/s/ Stanley Cruitt
Stanley CruittPresident and a Member of the Board of Directors