Form 10KSB
period 2004-12-31
ALR TECHNOLOGIES INC
filed 2005-04-18
CIK 1087022

==================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 0-30414

ALR TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	88-0225807
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

114M Reynolda Village
Winston-Salem, North Carolina 27106
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

State Issuer's revenues for its most recent fiscal year. December 31, 2004 - $364,179

The aggregate market value of the voting stock held by non-affiliates on April 14, 2005 was $2,196,381. There are approximately 31,376,870 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 14, 2005 - 76,078,446 shares of Common Stock

Transitional Small Business Issuer Format YES [ ] NO [ x ]

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

Products

The Company has developed a line of medication compliance reminder devices that will assist people with taking their medication on time and assist with other health management activities and treatments. The primary market is the healthcare industry but a secondary market exists for vision care and contact lens replacement reminders, reminders for vitamin, nutrition and weight management programs and reminders for medications for companion animals.

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

ALRT Once-A-Day

This model is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming are accomplished by using the single button on the face of the unit. A LCD displays the time of day as well as a 24 hour countdown to the next reminder event.. . This product is available for drug companies to use for daily administered medication brand promotions. Other features include:

_	The majority of medications are administered once-a-day
_	Reminds at the same time each day to take medications
_	No resetting; automatically alerts or alarms same time each day
_	Designed from consumer input:
	-	Easy to use
	-	Convenient and compact
_	Easy to Use B Set by pulling tab
_	Audio and visual cues
_	Missed alerts continue until acknowledged
_	Digital clock
_	Belt Clip
_	Flip stand for setting on counter/shelf
_	12-Month Warranty
Replaceable batteries included

ALRT Weekly

Many medications are now available for weekly administration. With most drugs historically being administered daily people often find it difficult to be compliant with weekly medications or treatments. The ALRT weekly reminder was developed in response to the needs for help with these medications. The primary features of the weekly reminder are: Reminds at the same time each week to take medications

-	No resetting; automatically alerts or alarms same time each week
-	Easy to Use B Set by pulling tab
-	Display shows a 7-day countdown
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	Replaceable batteries included

ALRT Contact Lens Replacement

This product is set very easily by the user by simply pulling a tab at the time of day they desire to be reminded - every 14 days or every 30 days respectively. This model includes a LCD screen that shows a countdown of the number of days until the next reminder event. The time of day can also be programmed for display on the LCD. Other features include flip stand for setting on counter or shelf, belt clip for carrying. Primary features of these products include:

-	Reminds at the same time every two weeks or every 30 days respectively, to change contact lenses.
-	No resetting; automatically alarms same time every two weeks or every 30 days respectively
_	Easy to Use B Set by pulling tab
_	Displays a 14-day countdown or 30 day countdown respectively
_	Audio and visual cues
_	Missed alerts continue until acknowledged
_	Digital clock
_	Belt Clip for carrying and flip stand for setting on counter/shelf
_	12-Month Warranty
_	Replaceable batteries included

ALRT PC100

The Company introduced its ALRT Med Reminder PC100 in December 2002. This model offers the capability of programming the unit for all desired reminder events at one time from a PC computer by either the end user or by a healthcare professional and sent home with the patient. The product includes a programming cable and software on CD ROM. The software can also be downloaded from the ALRT website. The unit reminds the user up to eight different programmed times per day. Features include: loop for clip or ring, speaker, LED, programming button, early activation feature, carrying case, and replaceable batteries.

Since the introduction of the ALRT Med Reminder PC100, the Company has upgraded the programming software and is currently offering Version 1.5 for download from the Company's website. Amongst other new features, the latest software allows a user to choose English, French or Spanish as programming language.

ALRT PC200

The is product is similar to the PC100 in that all reminder events can be programmed at a single time with a PCCup to 8 daily reminder events. It includes additional features including a LCD screen that displays the time of day and a delayed activation switch that allows medical clinics, disease management companies or health insurance providers to set the reminder customized for their patients and mail or ship to them. The patient then activates the reminder by simply moving a switch. Other features include:

-	Reminds patients to take medications and treatments - at the correct time of day
-	Can be set at medical clinic and sent home with the patient
-	Can be set at medical clinic or disease management firm and mailed to patient
-	Designed from consumer input:
-	Easy to use
-	Convenient
-	PC programmable - takes only a few seconds to set
-	All reminder events can be programmed at one time
-	Up to 8 reminders daily
-	Missed alerts continue until acknowledged
-	Includes programming software CD
-	Automatically notified of software upgrades
-	USB and serial programming capability
-	Digital Clock
-	Early activation option
-	Simple directions in English, French, Spanish
-	Belt clip for carrying
-	Flip stand for setting on counter/shelf
-	12-month warranty
-	Replaceable batteries included
-	Compact - Convenient for carrying
-	Dimensions 2 1/4 inch by 2 3/8 inch by 11/16 inch in depth

ALRT PC500

Development process is completed and commercial introduction is expected during the third quarter of 2005. This model is PC programmable and contains a LCD display that provides the added feature of not only reminding a person it is time to take medication but also displaying the actions/medications to take at the time of each reminder event. Additional memory will allow the Reminder to store the list medications used by the patient, an emergency contact list. The product users can also be subscribed to a home monitoring system that allows registered recipients to monitor compliance and the product saves compliance profile of the patient for up to 12 months. Other primary features include:

-	PC programmable, easy to set, easy to use
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Reminder selection; daily, 48 hour, weekly, etc.
-	Retains database of key contacts, phone numbers, medication details, etc.
-	Saves up to one year of compliance data
-	Language selection; English, French, Portuguese, Spanish
-	Digital clock
-	Serial and USB capable
-	Clip for carrying on belt, and stand for setting on shelf or counter
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included
-	Dimensions: 3 7/16 inch by 2 3/8 inch by 11/16 inch in depth

ALRT Home Monitoring System

This system is currently in development and pilot versions are planned in 4th quarter 2005. In addition to the reminder capability in the PC 500, this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgements enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. AIRS will also allow a treatment center to remotely change a patient's reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

-	Reminds patient when to take medications
-	Displays the medications or actions to take at the time of each reminder event
-	Retains/saves up to one year of compliance data
-	Easy to retrieve and determine patients' level of compliance
-	Insurance provider can base co-pay or insurance premium on level of compliance

-	Improved compliance can result in hundreds or thousands of dollars in cost savings each year per plan member
-	Users of the PC500 can subscribe, or the insurance provider subscribes the user to the monitoring service
-	The PC500 retains up to one year of compliance data
-	The insurance provider can retrieve the data after set period of time to determine the plan members level of compliance; and can be checked every 6 months, ect.
-	Medication co-pays can be determined by the plan members' compliance grade;
	-	either $10 less co-pay if graded compliant; and
	-	$10 more co-pay if graded noncompliant
-	PC500 is PC programmable, easy to set, easy to use
-	Can be set by plan member or by the insurance provider or disease management company and
-	mailed to the plan member

ALRT Nebulizer Monitoring System

ALR Tech has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the patients or caretakers use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from COPD and have to take nebulized medications daily. The system consists of the ALRT PC500 connected to nebulizer models that include the connectivity and a transmission modem. ALR Tech has patents pending for this system. Primary benefits and features of this system include:

-	Monitors use of nebulizer
	-	Time of day used
	-	How long used
-	Alerts third parties when person is noncompliant
-	Makes compliance data available to others as directed
-	Allows for timely intervention when needed
-	Connects to all types of nebulizer compressors
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Data can be transmitted with the touch of a button
-	Up to three independent parties can receive compliance data
-	Data available daily, weekly, monthly or quarterly

-	Alerts for noncompliance; in regard to either missed medications or not enough time with use of nebulizer
-	Language selection; English, French,, Spanish
-	Digital clock
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included

PC500 is modified to connect to a custom port at the nebulizer compressor switch. The port is very small and this system can be adapted to all types of nebulizers at minimal cost.

ALRT 48 Hour

With many medications now available for administration every 48 hours, ALR developed an administration compliance reminder product to help people adhere to this difficult to reminder administration regimen. In addition, a rolling 48 hour Reminder was developed at the request of a company requesting specific ingestible medication for ms patients. Primary features of this reminder product are:

-	Reminds at the same time every 48 hours to take medications
-	No resetting; automatically alerts or alarms same time every 48 hours
-	Easy to Use B Set by pulling tab
-	LCD Displays a 48-hour countdown
-	Audio and visual cues
Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	12-Month Warranty
-	Replaceable batteries included
-	The insurance provider can retrieve the data after set period of time to determine the plan members level of compliance; and can be checked every 6 months, etc.

Pet Medication Reminder

A 30-Day Pet Reminder with replaceable batteries, designed for use in conjunction with monthly companion animal medication, has been available since December 2003.

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

Benefits of Medication Reminders

The Company believes that medication reminders benefit patients by alerting them to take medication at a prescribed time thereby improving compliance which can enhance the likelihood of people receiving the intended benefits of medications. If people do not receive the intended benefit of medication they may not get well and it could lead to further complications. This not only compromises the health effect on patients but also can lead to substantially increased cost of providing healthcare. Industry data indicates 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars annually in excessive and preventable healthcare costs.

Benefits of Compliance Monitoring

Monitoring compliance of disease management activities, treatments, medications, diagnostic tests, etc., allows for alertsto designated parties if the patient is noncompliant.Thiswill then allow for intervention if the patient is deemed at risk.Currently, physicians and caregivers often do not detect noncompliance until the next medical appointment and more real-time intervention can result in substantial health benefits to the patient and significant cost savings to the health insurance provider. The ongoing monitoring of compliance data will also allow for evaluation of compliance behavior over time, resulting in behavior modification or education efforts when appropriate.

Business Development and Marketing Strategy

Management is focusing the majority of its efforts on introducing and marketing its line of medication compliance reminders and compliance monitoring systems for the human healthcare market. ALRT Med Reminders are being marketed and sold directly to disease management companies, health insurance providers, pharmaceutical manufacturers, retail pharmacy chains, contract research organizations, and through distribution companies for resale to independent pharmacies. The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America. Considerable focus is being placed on the respiratory market due to the large number of people suffering from COPD who may have need for the ALRT nebulizer compliance and monitoring system.

Selling Activities

The Company has contracts with sales organizations that have long-standing relationships with most of the leading pharmacy retail chains (including supermarkets and mass merchandisers) in the US and expects to sign agreements with additional sales companies in 2005. Agreements have been reached with three nebulizer manufactuers to produce nebulizer models contained the ALRT monitoring connectivity. An agreement with specialty marketing company serving the respiratory market was completed that will provide access to the major respiratory marketing and provider companies. The major home care networks are being targeted by the marketing company and the nebulizer manufacturers as channels of choice in providing the ALRT nebulizer compliance and monitoring system to physicans and their patients.

Patents and Trademarks

Provisional Patent Application Serial Number 60/388,264 Filed June 13, 2002 for the portable programmable medical alert device.

Nonprovisional Patent Application Serial Number 10/462,096 filed June 13, 2003 for Portable Programmable Medical Alert Device, allowed January 24, 2005. Claims benefit of filing date of Provisional Patent Application Serial Number 60/388,264.

Provisional Patent Application Serial Number 60/652,237 filed February 11, 2005 for Medical Reminder Device Suited for Use with Nebulizer.The Company has applied for the following trademarks and design patents:

-

Design Patent Application Serial Number 29/131,217 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a stylized paw. Issued as US Design Patent D447,074, August 28, 2001.

-	Design Patent Application Serial Number 29/131,170 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a dog bone. Issued as US Patent D446,739, August 21, 2001.

-	Design Patent Application Serial Number 29/131,203 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a heart. Issued as US Patent D446,740, August 21, 2001.

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

3.	Trademark Application Serial Number 76/148174 Filed Oct. 16, 2000. Intent to Use Application covering the Animal Paw Design.
4.	Trademark Application Serial Number 76/148171 Filed Oct. 16, 2000. Intent to Use Application covering the Dogbone Design.
5.	Trademark Application Serial Number 76/148170 Filed Oct. 16, 2000. Intent to Use Application covering the Heart Design.

6.	Design Patent Application Serial Number 29/131,217 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a stylized paw.
7.	Design Patent Application Serial Number 29/131,170 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a dog bone.
8.	Design Patent Application Serial Number 29/131,203 Filed Oct. 16, 2000 for the ornamental design of a medication alert device in the shape of a heart.
9.	Provisional Patent Application Serial Number 60/388,264 Filed June 13, 2002 for the portable programmable medical alert device.

Competition

The Company competes with other corporations that produce medication compliance devices, some of whom have greater financial, marketing and other resources than the Company.

The Company believes that the approximate number of competitors is six, but the Company does not have any information to estimate its share of the market. The principal methods employed by competitors are information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems and pagers. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. ALR Tech does not see any competition though in the near future against their nebulizer monitoring system. ALR home monitoring systems will also be priced significantly below the competitive products now offered.

Employees

The Company presently employs nine persons, three of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

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

Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $5,041,957 of debt due on demand and $340,912 of debt due in fiscal 2005. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2005. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' report on the Company's financial statements for the year ended December 31, 2004 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net working capital deficiency at December 31, 2004, factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Product Reliability. The Company's disease management medication compliance and monitoring products have not been in service for a sufficient time to determine their long term reliability. Failure of a substantial number of the Company products would result in severe damage to the Company reputation.

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

Issuance of Additional Shares. Approximately 33,921,554 of Common Stock or 45.2% of the 75,000,000 authorized shares of Common Stock of the Company are un-issued as of December 31. 2004. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but un-issued shares, would have the effect of diluting the interest of existing shareholders.

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

Cumulative Voting, Pre-emptive Rights and Control. There are no pre-emptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located in Winston-Salem, North Carolina. Office facility is located at 114M Reynolda Village, Winton-Salem NC 27106. The company has a total of 1300 sq. ft. leased and the main telephone number is (336) 722-2254. Monthly rent is $1,178, payable to Wake Forest University.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. ("OTCBB") under the symbol "ALRT." Summary trading by quarter for the 2004 and 2003 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2004
Fourth Quarter	0.10	0.02
Third Quarter	0.14	0.05
Second Quarter	0.12	0.07
First Quarter	0.14	0.08

2003
Fourth Quarter	0.15	0.07
Third Quarter	0.17	0.09
Second Quarter	0.26	0.14
First Quarter	0.39	0.15

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2004, there were 41,078,446 common shares of the Company issued and outstanding.

At December 31, 2004, there were 78 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

ALR Technologies Inc.'s business is focused on enhancement of disease management programs and health management programs through improved medication adherence with patient reminder products, monitoring of medication adherence and intervention systems when lack of adherence is apparent and the patient may be at risk. The primary business markets targeted by ALR Technologies are the providers of health insurance and the providers of disease management services, including the home care industry. Health and disease management and home care cannot achieve desired results unless the targeted individuals are compliant with their medications and unless there is timely intervention when they are not compliant and are deemed at risk.

ALR Technologies also targets pharmaceutical manufacturers, clinical research organizations, pharmacy retailers and pet medications providers. The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health results---and these market segments are the health insurance provider and the disease management companies they utilize. The health insurance provider industry has the potential of reducing costs substantially through successful medication compliance programs. Industry data reports indicate that over $100 billion annually in health care costs are due to people not taking medications as directed.

ALR Technologies is developing a network of industry professionals who see the need for the ALR Tech products and systems. Discussions with several of the leading health care providers, disease management companies and major pharmaceutical manufacturers have been achieved. Relationships have been established that have the potential for significant business development, but medication compliance products and systems are relatively new to these industries and recognition, acceptance and use comes slowly.

The disease management compliance and home health monitoring markets that ALR Technologies products and services address are in the early stages of development in the industry. This situation provides significant upside potential in growing a new market but also comes with significant costs due to time for market development and resource requirements. Many in the US and around the world can benefit from such systems and products and substantial savings could be realized by the health insurance providers. The market for sales of the services and products to meet the home health monitoring could be significant.

The Company desires to team with leading companies in select market segments and as such has been seeking strategic alliances that would serve to enhance the ability of ALR Technologies in time to market as well as co-marketing activities. Discussions with some of the major healthcare services companies, pharmaceutical manufacturers as well as health insurance providers and disease management companies are ongoing. Vision care medications and the pet medication market are two other segments where discussions are currently underway. Pilot programs are now in place with health insurance providers, drug companies and independent organizations that will be set up to determine outcome results from the use of ALRT medication reminder products. Outcome results to be determined will likely include a.) change in medication adherence, b.) change in health results for the patients, and c.) change in total cost of care.

Revenue

Revenues increased 207% to $364,179 in 2004 from $175,820 for 2003. The network building efforts began to generate business in the 4th quarter of 2003. Progress with health insurance providers, disease management companies and other potential market segments brought continued growth throughout all quarters of 2004.

Product Development

The PC500 reminder with its significant benefits is expected to be commercially available in third quarter, 2005. The home compliance monitoring and the nebulizer monitoring systems are also expected to be commercially available in the third quarter, 2005. Additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure and blood sugar are in development with completion expected in early 2006.

Patent applications have been filed to cover compliance monitoring systems specific to nebulizers in respiratory industry. Patent has been granted to ALR that covers the primary ease of use feature that, one button programming that is an important element in many of the ALRT Reminder products.

Operating Capital

ALR Technologies revenue from sales is not at a level to pay for operating costs and as such the management of ALR Tech have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although the prospects for cash flow from sales of products and services to increase through 2005, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company's survival. In return, the Company's directors have rewarded the participating personnel with stock option grants.

Operating Issues

The Company has expended significant efforts introducing its Human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2004 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above as the recognition of the need for medication adherence products increases. This may take some time to achieve, if at all, and, as a result, management has recorded an inventory provision of $180,275 at December 31, 2004 (2003 - $160,000) in respect of its Human Reminder inventory. The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

Related Party Transactions

Year Ended December 31, 2004

In April 2004, the Company issued 20,000,000 common shares to Stanley Cruitt, President and a Director of the Company and Christine Kan in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares consideration of $1,400,000 was determined based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue dated in accordance with securities regulations.

On January 14, 2004 and September 17, 2004, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company a total of $60,000 ($30,000 each). The loans bear interest at 1% percent per month, are unsecured and are due on demand.

On August 5, 2004, Annie Cruitt, wife of Stan Cruitt, President and a Director of the Company loaned the Company $50,000. The loan bears interest at 1 percent per month, is unsecured and is due on demand.

On November 16, 2004, Stanley Cruitt, President of the Company, loaned the Company $50,000, which bears interest at one percent per month and is due on demand.

During the year ended December 31, 2004, the Company irrevocably committed to issue 740,000 stock options to purchase common shares ("stock options" to Christine Kan, 210,000 stock options to Annie Cruitt, 2,200,000 stock options to Stan Cruitt and 2,120,000 to relatives of directors in consideration of promissory notes payable or the extension of due dates of promissory note proceeds received previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company irrevocably committed to issue 1,485,069 stock options to Stanley Cruitt, 238,907 stock options to a company controlled by Mr. Cruitt, 60,000 stock options to Sidney Chan, 1,937,336 stock options to Christine Kan, 1,543,146 stock options to a company controlled by Mr. Chan and Ms Kan, 246,249 stock options to Jarek Tichy, an Officer of the Company, and 1,000,000 stock options to a relative of a director in consideration for extending the repayment terms of their outstanding accounts payable and accrued liabilities. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company modified the terms of 2,000,000 previously issued stock options to Stanley Cruitt, 2,000,000 previously issued stock options to Sidney Chan, 2,000,000 stock options to Christine Kan, and 250,000 previously issued stock options to Jarek Tichy for services and 350,000 previously issued stock options to Stanley Cruitt in consideration of promissory to extend the expiry dates of the options to June 30, 2009.

On June 30, 2004, the Company irrevocably committed to issue 12,000,000 options to Christine Kan in consideration of cancellation of 12,000,000 warrants committed in 2003 in consideration of loans to the Company totalling $2,500,000. These options are exercisable into common shares of the Company at $0.25 per share until December 31, 2009.

Year Ended December 31, 2003

On March 13, 2003, Sidney Chan, Chairman and Chief Executive Officer of the Company loaned the Company $151,000 in Canadian dollars (US$125,457 equivalent). The loan bear interest at one percent per month and are due on demand.

On May 30, 2003, Stan Cruitt, President of the Company loaned the Company $30,000 and on June 10, 2003, Mr. Cruitt loaned the Company an additional $12,000 for a total of $42,000. The loans bear interest at one percent per month and are due on demand. As additional consideration for the loan, the Company irrevocably committed to issue to Mr. Cruitt options to purchase 168,000 shares of the Company's common stock at an exercise price of $0.25 per share expiring December 31, 2008.

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

Results of Operations

December 31, 2004 compared to December 31, 2003

Sales for the year ended December 31, 2004 were $364,179 and cost of goods sold was $202,495 as compared to $175,820 and $127,471, respectively for the year ended December 31, 2003. Sales were up in fiscal 2004 as a result of the sales and marketing activities to disease and health management providers.

Product development costs increased to $199,207 in 2004 versus $173,828 for the year ended December 31, 2003. This increase relates primarily to development costs incurred for the ongoing development of the ALRT PC500, the nebulizer monitoring system and the disease management home monitoring system. Product development costs for 2004 include non-cash compensation cost of $25,000 (2003 - $nil) related to stock options committed to be issued for services.

Interest expense was up to $2,924,805 for the year ended December 31, 2004 as compared with $1,410,509 for the year ended December 31, 2003 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest are non-cash amounts of $16,597 related to the amortization of the discount arising from the stock options committed to be issued in consideration for promissory notes, financing costs of $1,086,897 for stock options committed to be issued in consideration of promissory notes or their due date extension, financing costs of $496,000 for stock options committed to be issued in consideration of accounts payable and accrued liabilities, and financing cost of $708,000 related to the modification of previous option and warrant commitments in consideration of promissory notes. Total non-cash interest in 2004 increased over 2003, for which non-cash interest consisted of $308,182 related to the amortization of the discount arising from the stock options committed to be issued in consideration for promissory notes and financing costs of $487,624 for stock options committed to be issued in consideration of promissory notes or their due date extension.

The Company incurred professional fees of $49,781 for the year ended December 31, 2004 as compared with $61,684 for the year ended December 31, 2003. The lower level in 2004 is partly attributable to lower legal fees and accounting costs.

Rent was up slightly in fiscal 2004 to $39,724 from $35,980 for the year ended December 31, 2003.

The selling, general and administrative expenses were $849,586 for the year ended December 31, 2004 as compared to $946,815 for the year ended December 31, 2003. These totals include $382,000 (December 31, 2003 - $109,000) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The decrease in cash amounts from $837,815 to $467,586 relates primarily to the decrease in compensation and other costs of marketing.

The loss of $4,338,682 for the year ended December 31, 2004 was up from a loss of $2,775,899 for the year ended December 31, 2003. The increase in the net loss is primarily due to the increase in interest expenses (cash and non-cash) of $1,514,296 as aggregate operating expenses were relatively unchanged.

Accounts receivable were $12,377 at December 31, 2004 as compared to $128,903 at December 31, 2003.

Inventories decreased to $79,169 at December 31, 2004 from $113,633 at December 31, 2003 as the Company began selling Human Med Reminders and due to an increase in the inventory provision to $180,275.

Accounts payable and accrued liabilities increased to $2,835,419 at December 31, 2004 from $2,161,133 at December 31, 2003. As of December 31, 2004, the Company had a balance of $65,455 (December 31, 2003, $nil) in customer deposits for products not yet delivered in 2004.

Other debt financing decreased to $5,382,869 at December 31, 2004 from $6,044,315 at December 31, 2003 as the Company was able to reduce the debt in the amount of $942,000 by issuing common shares of the Company.

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

Interest expense was increased to $1,410,509 for the year ended December 31, 2003 as compared with $1,344,422 for the year ended December 31, 2002 as the Company relied on increased debt financing in the year to cover operating costs. Included in the total reported interest is a non-cash amounts $308,182 related to the amortization of the discount arising from the stock options committed to be issued in consideration for promissory notes and financing costs of $487,624 for stock options committed to be issued in consideration of promissory notes or their due date extension, down from a total of $883,051 for the year ended December 31, 2002.

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

Other debt financing increased to $6,044,315 at December 31, 2003 from $4,882,730 at December 31, 2002 as the Company was able to obtain debt financing from several sources in order to continue operating and provide funds for product development

Liquidity and Capital Resources.

Cash Balances

At December 31, 2004, the Company's cash balance was $16,632 compared to $29,852 at December 31, 2003.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 2004 was 0.01 compared to 0.03 as of December 31, 2003. The greater the current ratio, the greater the short-term liquidity of the Company.

The Company raised $340,000 in debt financing in 2004 for working capital.

The Company plans additional debt financing in the short run and has raised $200,000 subsequent to December 31, 2004. These proceeds were put toward working capital.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2004 totalled $263,653. The Company incurred a net loss of $4,338,682 for the year ended December 31, 2004 as compared to a loss of $2,775,899 for the year ended December 31, 2003. Cash used by the Company in operating activities during the year ended December 31, 2003 totalled $841,127.

Cash Proceeds from Financing Activities

During the year ended December 31, 2004, the Company arranged $340,000 in debt financing. $85,000 of the proceeds from these financings was used to enable the Company to repay existing debt.. In consideration for these loans, the Company has committed to issue options to acquire a total of 1,130,000 shares of the Company at $0.25 per share with various expiration dates in 2009. In consideration for the extension of repayment dates for promissory note proceeds received previously, the Company irrevocably committed to issuing 16,626,500 options to purchase common shares. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

During the year ended December 31, 2003, the Company arranged $920,000 in debt financing. $50,000 of the proceeds from these financings was used to enable the Company to repay existing debt.. In consideration for loans or the extension of their due dates, the Company has committed to issue options to acquire a total of 5,849,000 shares of the Company at $0.25 per share with various expiration dates in 2008. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

Critical Accounting Policies

The preparation of our financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2004 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

We have audited the accompanying balance sheets of ALR Technologies Inc. as of December31,2004 and 2004 and the related statements of loss, shareholders= deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountability Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company' ability to continue as a going concern. Management' plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelowna, Canada
April 4, 2005 F-1

ALR TECHNOLOGIES INC.
Balance Sheets
$United States

December 31, 2004 and 2003
	2004	2003
Assets
Current assets:
Cash	$16,632	$$29,852
Accounts receivable, net of allowance of $1,522 (2003 - $563)	12,377	128,903
Inventories (note 3)	79,169	113,633
	108,178	272,388
Fixed assets (note 4)	9,930	8,210

	$118,108	$280,598

Liabilities and Shareholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$2,835,419	$2,161,133
Customer deposits	65,455	-
Promissory notes payable to relatives of directors (note 5)	2,320,000	2,680,000
Promissory notes payable to directors (note 5)	175,457	558,500
Current portion of promissory notes payable (note 5)	2,887,412	2,534,903
	8,283,743	7,934,536

Promissory notes payable (note 5)	-	270,912

Shareholders' deficiency:
Capital stock (note 6)
75,000,000 common shares with a par value of $0.001 per
share authorized, 41,078,446 issued (2003 B 21,078,446 issued)	41,078	21,078
Additional paid-in capital (note 6)	9,569,732	5,491,835
Deficit	(17,813,609)	(13,474,927)
Accumulated other comprehensive income
Cumulative translation adjustment	37,164	37,164
	(8,165,635)	(7,924,850)
Basis of presentation (note 1)
Commitments (note 6)
Related party transactions (notes 5 and 7)
Contingency (note 8)
Subsequent events (notes 6(a) and 9)
	$118,108	$280,598

See accompanying notes to financial statements F-2
On behalf of the Board:

Sidney Chan	Director

Stanley Cruitt	Director

ALR TECHNOLOGIES INC.
Statements of Loss
$United States

Years ended December 31, 2004 and 2003

2004	2003

Sales	$ 364,179	$175,820

Cost of sales

Cost of goods sold	202,495	127,471
Loss on write-down of inventories (note 3)	20,275	160,000

	222,770	287,471

	141,409	(111,651)

Operating expenses

Depreciation	2,847	2,981
Development costs	199,207	173,828
Foreign exchange loss	14,141	32,451
Interest	2,924,805	1,410,509
Loss on settlement of debt (note 7)	400,000	-
Professional fees	49,781	61,684
Rent	39,724	35,980
Selling, general and administrative	849,586	946,815
	4,480,091	2,664,248

Loss	$(4,338,682)	$(2,775,899)

Loss per share, basic and diluted	$ (0.14)	$ (0.13)

Weighted average shares outstanding, basic and diluted	31,297,026	21,078,446

See accompanying notes to financial statements
F-3

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
$United States

Years ended December 31, 2004 and 2003

	Number of Shares	Amount	Additional Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficiency
Balance, December 31, 2002	21,078,446	$21,078	$4,878,614	$(10,699,028)	$37,164	$(5,762,172)

Comprehensive cost of stock options
issued for services	B	B	109,000	B	B	109,000

Financing cost of stock options issued
in consideration for promissory notes	B	B	504,221	B	B	504,221

Comprehensive income (loss): Loss	B	B	B	(2,775,899)	B	(2,755,899)

Balance, December 31, 2003	21,078,446	21,078	5,491,835	(13,474,927)	37,164	(7,924,850)

Common shares issued as full and final
settlement of promissory notes
payable to a relative of a director
and a director	18,840,000	18,840	1,323,160	B	B	1,342,000

Common shares issued as full and final
settlement of accounts payable and
accrued liabilities payable to a director	1,160,000	1,160	56,840	B	B	58,000

Financing cost of stock options
irrevocably committed to be issued in
consideration of promissory notes
payable or their due date extension	B	B	1,086,897	B	B	1,086,897

Compensation cost of stock options
irrevocably committed to be issued
to non-employees for services	B	B	92,000	B	B	92,000

Financing cost of stock options
irrevocably committed to be issued in
consideration of accounts payable and
accrued liabilities	B	B	496,000	B	B	496,000

Compensation cost of stock options
related to the modification of previous
stock option commitments to non-
employees for services	B	B	315,000	B	B	315,000

Financing cost related to the
modification of previous stock option
and warrant commitments in
consideration of promissory notes
payable	B	B	708,000	B	B	708,000

Loss and comprehensive loss				(4,338,682)	B	(4,338,682)

Balance, December 31, 2004	41,078,446	$41,078	$9,569,732	$(17,813,609)	$37,164	$(8,165,635)

ALR TECHNOLOGIES INC.
Statements of Cash Flows
$United States

Years ended December 31, 2004 and 2003
	2004	2003

Cash flows from operating activities (note 11):
Cash received from customers	$546,160	$64,137
Cash paid to suppliers and service providers	(461,108)	(745,979)
Interest paid	(348,705)	(159,285)
Income taxes paid	-	-
	(263,653)	(841,127)

Cash flows from financing activities:
Proceeds from promissory notes	340,000	920,000
Repayment of promissory notes	(85,000)	(50,000)
Net cash provided by financing activities	255,000	870,000

Cash flows from investing activities:
Purchase of fixed assets	(4,567)	-

Increase (decrease) in cash	(13,220)	28,873

Cash, beginning of year	29,852	979

Cash, end of year	$16,632	$29,852
Non-cash financing and investing activities:
Common shares issued as full and final settlement of promissory notes
payable to a relative of a director and a director	$1,342,000	$	B
Common shares issued as full and final settlement of accounts payable
and accrued liabilities payable to a director	58,000		-
Financing cost of stock options irrevocably committed to be issued in
consideration of promissory notes payable or their due date extension	1,086,897		504,221
Compensation cost of stock options irrevocably committed to be issued
to non-employees for services	92,000		109,000
Financing cost of stock options irrevocably committed to be issued in
consideration of accounts payable and accrued liabilities	496,000		-
Compensation cost of stock options related to the modification of
previous stock option commitments to non-employees for services	315,000		-
Financing cost related to the modification of previous stock option and
warrant commitments in consideration of promissory notes payable	708,000		-
	$4,097,897		$613,221

See accompanying notes to financial statements.
F-5

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States

Years ended December 31, 2004 and 2003

ALR Technologies Inc. ("the Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 55% of the Company's 2004 sales were from one customer in the United States of America while approximately 85% of the Company's 2003 sales were from two customers (68% and 17% respectively) in the United States of America.

1.	Basis of presentation:

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of outstanding options (note 6(b)) and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

2.	Significant accounting policies (continued):
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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

2.	Significant accounting policies (continued):
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

For the years ended December 31, 2004 and 2003, no stock options were granted or irrevocably committed to be issued to employees or directors. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:

	2004	2003
Loss
As reported	$4,338,682	$2,775,899
Add: Employee stock based compensation as recorded	-	-
Deduct: Employee stock based compensation, fair value method	-	-
Pro forma	$4,338,682	$2,775,899
Loss, per share, basic and diluted
As reported	$0.14	$0.13
Pro forma	$0.14	$0.13

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

2.	Significant accounting policies (continued):
g) Income taxes (continued)

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

Although the Company has consolidated loss carry forwards of approximately $8,900,000 available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

h) Loss per share

Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. As the Company has a loss in each of the years presented, basic and diluted loss per share are the same.

i) Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant areas requiring management estimates include the recoverable amount of the Company's inventories, the fair value of common shares issued as full and final settlement of promissory notes payable to a relative of a director and a director and accounts payable and accrued liabilities payable to a director, compensation costs of stock options issued to non-employees for services or modification of previous stock option commitments and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option or warrant commitments. Actual results could differ from those estimates.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

2.	Significant accounting policies (continued):
k) Recent accounting pronouncements

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

FASB issued a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of a revised SFAS 123 will not have a material impact on the Company's operating expenses and shareholders' equity (deficiency).

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

3.	Inventories:
2004	2003

Inventories, at cost	$259,444	$ 273,633
Provision	(180,275)	(160,000)
	$ 79,169	$ 113,633

The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2004 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As a result, management has recorded a provision of $180,275 at December 31, 2004 (2003 - $160,000) in respect of its Human Reminder inventory.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

4	Fixed assets:
2004
	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 20,595	$ 13,073	$ 7,522
Office equipment	5,566	3,158	2,408

	$ 26,161	$ 16,231	$ 9,930
2003
	Cost	Accumulated depreciation	Net book value

Computer equipment	$ 16,028	$ 10,827	$ 5,201>
Office equipment	5,566	2,557	3,009

	$ 21,594	$ 13,384	$ 8,210

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

5.	Promissory notes payable:
2004	2003

Promissory notes payable to relatives of a director, secured by a general security agreement bearing interest at the United States bank prime rate plus 1%, due on demand	$ 500,000	$ 500,000
Promissory notes payable to a relative of a director, secured by a general security agreement bearing interest at the rate of 1% per month due on demand	1,710,000	2,180,000
Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, due on demand	250,000	250,000
Promissory notes payable to a director of the Company, unsecured bearing interest at 1% per month, due on demand	50,000	442,000
Promissory note payable to a director, unsecured, bearing interest at 1% per month, due on demand (Cdn $151,000)	125,457	116,500
Promissory notes payable, unsecured, from relatives of a director, bearing interest at 1% per month, due on demand	110,000	-
Promissory notes payable, unsecured, bearing interest at 1% per month, due on demand except $90,000 due December 31, 2004, $10,000 due January 10, 2005 and $60,000 due July 28, 2005	2,366,500	2,301,500
Unamortized discount related to stock options issued in consideration for promissory notes due June 1, 2004	-	(16,597)
Promissory note payable to ALR Inc., unsecured, non-interest bearing, due July 17, 2005	270,912	270,912
	5,382,869	6,044,315

Current portion due within one year
Promissory notes payable to relatives of directors	2,320,000	2,680,000
Promissory notes payable to directors	175,457	558,500
Promissory notes payable to others	2,887,412	2,534,903
	5,382,869	5,773,403

$ -	$ 270,912

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

5.	Promissory notes payable (continued):

Promissory notes totaling $90,000, due December 31, 2004 and $10,000 due January 10, 2005 were not repaid and are now due on demand. Promissory notes payable have been classified in current liabilities as they consist of promissory notes payable which are due on demand or which are overdue and are now due on demand. The holders of the promissory notes payable have not taken action to demand repayment.

During the year ended December 31, 2004, promissory notes payable to a relative of a director totaling $500,000 were assigned to other relatives of the director and the terms for promissory notes payable totaling $250,000 were modified to include security by way of a guarantee by a director and a relative of a director. Amounts payable for the promissory notes as at December 31, 2003 have been reclassified for comparative purposes.

6.	Capital stock and additional paid in capital:
a) Authorized common shares:

As at December 31, 2004, the Company's issued common shares (41,078,466) plus common share issuance commitments related to outstanding stock options (76,541,463) exceeded the Company's authorized common shares of 75,000,000. On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.0001 per share.

The amendment became effective on January 6, 2005. As a result, the committed options grants described in Note 6(b) below are considered to have been granted for accounting purposes.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):
b) Stock options:
The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

2004	2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	35,259,000	$ 0.25	28,460,000	$ 0.25
Granted	41,282,463	0.25	6,899,000	0.25
Cancelled	-	0.25	(100,000)	0.50
Outstanding, end of year	76,541,463	$ 0.25	35,259,000	$ 0.25

The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2004 were as follows:

Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

$0.25	76,541,463	0.25 to 5.00	72,541,463

Unvested options consist of 4,000,000 options which will vest based on achieving certain sales and performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved. During the year ended December 31, 2004, the Company irrevocably committed to issuing 2,000,000 options to a non-employee, which will vest on the achievement of certain sales and performance targets.

During the year ended December 31, 2004, interest expense includes $16,597 of amortized promissory note discounts related to options irrevocably committed to be issued in the year ended December 31, 2003.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):
b) Stock options (continued):

During the year ended December 31, 2004, the Company irrevocably committed to grant 1,450,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company for a period of five years from the commitment date. Compensation cost, being the fair value of the options, has been estimated to be $92,000, of which $25,000 has been charged to product development costs and $67,000 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.06. The compensation cost recorded for the options was determined using the Black Scholes option pricing method, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the year ended December 31, 2004, the Company irrevocably committed to grant 17,756,500 options, in consideration of promissory notes payable or the extension of due dates of promissory note proceeds received previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the gross proceeds of the new promissory notes allocated to options or the fair value of options issued in consideration of the extension of due dates, were estimated to be $1,086,897 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 111 - 221%, risk free rates of 3.0% to 3.42% and no assumed dividend rate.

During the year ended December 31, 2004, the Company irrevocably committed to grant 8,075,963 options, in consideration of outstanding accounts payable and accrued liabilities. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the fair value of the options, were estimated to be $496,000 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):
b) Stock options (continued):

During the year ended December 31, 2004, the Company modified the terms of 7,300,000 previous options commitments for services and 13,850,000 previous option commitments in consideration of promissory notes to extend the expiry date of the options to June 30, 2009. In addition, the Company issued 12,000,000 options to purchase common shares, with an exercise price of $0.25 per share to June 30, 2009 in exchange for previous warrant commitments on promissory note financings. Compensation cost related to the modification of previous option commitments for services was estimated to be $315,000, of which $10,000 has been charged to product development expense and $305,000 has been charged to selling, general and administrative expense. Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes payable has been estimated to be $708,000, which has been charged to interest expense. Compensation cost and financing cost have been estimated as the fair value of the options, using the Black Scholes option pricing model, using the expected lives of the options, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the year ended December 31, 2003, the Company irrevocably committed to grant 1,050,000 options to non-employees in exchange for services. All of the options vested at the time of commitment. Compensation cost, being the fair value of the options, has been estimated to be $77,000, which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.07. Compensation cost recorded for the options was determined using the Black Scholes option pricing method, using the expected life of the options, a volatility factor of 135%, a risk free rate of 3.00% and no assumed dividend rate.

During the year ended December 31, 2003, 500,000 of options issued in the year ended December 31, 2001, vested upon the termination of a contract with a sales consultant to the Company for which no compensation cost had previously been recognized. Compensation cost, being the fair value of the options, has been estimated to be $32,000, and has been charged to selling, general and administrative expense. Compensation cost was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 102%, a risk free rate of 2.30% and no assumed dividend rate.

During the year ended December 31, 2003, the Company irrevocably committed to grant 5,849,000 options, in consideration of promissory notes payable or of an extension to their original due dates. All of the options vested at the time of commitment. The related promissory note proceeds attributable to the options was estimated to be $504,221 of which $487,624 was amortized to interest expense during the year. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.09. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 102% to 135%, risk free rates of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):
c) Warrants:
At December 31, 2004, the Company has no outstanding warrants (2003 B 12,000,000).
7.	Related party transactions:
At December 31, 2004 and 2003 the Company had the following related party balances and transactions:
	2004	2003
10,000,000 common shares issued to a relative of a director for full and final settlement of outstanding promissory notes payable	$ 700,000	$ B
10,000,000 common shares issued to a director for full and final settlement of outstanding promissory notes payable and accounts payable and accrued liabilities	700,000	-
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of promissory notes payable or their due date extension	308,300	64,000
Financing cost related to options irrevocably committed to be issued to directors, relatives of directors, companies controlled by directors and an officer in consideration of outstanding accounts payable and accrued liabilities	461,000	-
Compensation and financing costs related to modification of previous option and warrant commitments to directors, officers and relatives of directors	727,000	-
Accounts payable and accrued liabilities	2,033,906	1,780,159
Interest on promissory notes payable	285,443	371,430
Management compensation to directors	379,800	319,800
Compensation paid to a relative of a director	36,000	32,000

During the year ended December 31, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares considered of $1,400,000 was determined based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

7.	Related party transactions (continued):

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed in note 6(b).

8.	Contingency:

Accounts payable and accrued liabilities, as of December 31, 2004, includes $180,666 (2003 - $nil) payable to a supplier, which the Company disputes and believes is offset by a larger claim against the supplier. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

9.	Subsequent events:

a) Subsequent to December 31, 2004, the Company received $200,000 from a relative of a director in exchange for a promissory note payable, which bears interest at 1% per month, is secured by a fixed and floating charge on accounts receivable and inventories and is due on demand.

b) On January 7, 2005, the Company committed to grant options to purchase 4,900,000 common shares of the Company at the exercise price of $0.25 per share for a period of five years, of which 4,400,000 options were in consideration of promissory notes payable or the extension of their due dates and 500,000 options were in consideration of services. Of the total, 1,785,000 options were committed to a director in consideration of extending the due date of promissory notes payable and 800,000 options were committed to a relative of a director in consideration of a loan to the Company in January 2005 by way of a promissory note payable, which is unsecured, bears interest at 1% per month and is due on demand.

c) On February 18, 2005, the Company issued a total of 35,000,000 shares of common stock as full and final settlement of liabilities totaling $1,750,000. A total of 22,400,000 common shares were issued as full and final settlement of accounts payable and accrued liabilities totaling $1,120,000, and a total of 12,600,000 common shares were issued as full and final settlement of promissory notes payable, totaling $630,000. The fair value of the common share consideration was estimated to be $3,150,000 based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $1,400,000 to be recorded in the first quarter of fiscal 2005. Of the total, two directors and an officer of the Company received 4,400,000 common shares and relatives of a director received 18,500,000 common shares. The common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

10.	Financial instruments:

The fair values of cash, accounts receivable, accounts payable and accrued liabilities and customer deposits approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory note payable to ALR Inc. as the payment dates are not readily determinable. It is not practical to determine a fair value for the promissory notes payable to directors or the promissory notes payable to relatives of directors due to the related party nature of these amounts and the absence of a ready market for such financial instruments. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument.

The maximum credit risk exposure for all financial assets is the carrying value of the asset.

11.	Reconciliation of loss to net cash used by operating activities:

	2004	2003

Loss	$ (4,338,682)	$ (2,775,899)

Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	2,847	2,981
Foreign exchange loss on note payable	8,957	-
Loss on settlement of loan	400,000	-
Amortization of discount resulting from options issued in consideration for promissory notes	16,597	308,182
Financing cost of options irrevocably committed to be issued in consideration for promissory notes payable or their due date extension	1,086,897	487,624
Compensation cost of options irrevocably committed to be issued for services	92,000	109,000
Financing cost of options irrevocably committed to be issued in consideration for accounts payable and accrued liabilities	496,000	-
Compensation cost of stock options, related to the modification of previous stock option commitments to non-employees for services	315,000	-
Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes	708,000	-
Decrease (increase) in accounts receivable	116,526	(116,683)
Increase inventories	34,464	75,583
Increase in prepaid expenses and deposits	-	132,227
Increase in accounts payable and accrued liabilities	732,286	930,858
Increase in customer deposits	65,455	-

Net cash used by operating activities	$ (263,653)	$ (841,127)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of Accountants during the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held

Sidney Chan	54	Chief Executive Officer, Chief Financial Officer and member of the Board of Directors

Stanley Cruitt	55	President and member of the Board of Directors

Dr. Jaroslav Tichy	64	Vice President, Technology

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

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payments

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying	LTIP	Compen-
Name and Principal			Bonus	Compen-	Award(s)	Options /	Payouts	sation
Position	Year	Salary ($)	($)	sation ($)[1]	($)	SARs (#)	($)	($)

Sidney Chan[2]	2004	144,000	0	9,600	0	76,000	0	0
CEO &	2003	144,000	0	9,600	0	0	0	0
Director	2002	144,000	0	9,600	0	0	0	0

Stanley Cruitt[3]	2004	156,600	0	9,600	0	107,000	0	0
President &	2003	156,600	0	9,600	0	0	0	0
Director	2002	156,600	0	0	0	0	0	0

Robert Frattaroli.[4]	2004	-	0	0	0	0	0	0
Executive Vice	2003	72,500	0	0	0	32,000	0	0
President (resigned	2002	120,000	0	0	0	38,000	0	0
August 2003)

Dr. Jaroslav V.	2004	60,000	0	0	0	10,000	0	0
Tichy,[5] Vice	2003	60,000	0	0	0	0	0	0
President -	2002	35,000	0	0	0	0	0	0
Technology

[1]	Automobile allowance
[2]

At December 31, 2004, salaries and other annual compensation for fiscal 2004, 2003 and 2002 totaling $230,000 and the $150,000 bonus for fiscal 2000 remain unpaid and are included in accounts payable and accrued liabilities.

[3]	At December 31, 2004, salaries and other annual compensation for fiscal 2004, 2003 and 2002 totaling $411,050 remain unpaid and are included in accounts payable and accrued liabilities.
[4]

At December 31, 2004, salaries and other annual compensation for fiscal 2004, 2003 and 2002 totaling $171,500 remain unpaid and are included in accounts payable and accrued liabilities. Mr. Frattaroli resigned as an officer of the Company in August, 2003.

[5]	At December 31, 2004, salaries and other annual compensation for fiscal 2004 AND 2003 totaling $77,500 remain unpaid and are included in accounts payable and accrued liabilities.

The Company has irrevocably committed to grant 2,000,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issuer, 4,000,000 stock options to Stanley Cruitt, President and a Director of the issuer and 1,000,000 options to Robert Frattaroli, former Executive Vice President of the issuer for services. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Frattaroli.

The Company does not have any long-term incentive plans and accordingly no grants were made in the 2004 fiscal year to employees.

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

Compensation of Directors.

There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2004, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

>
	Amount and
Name and Address	Nature of		Percent
of Beneficial Owner	Beneficial Owner	Position	of Class

Sidney Chan	12,000,000[1]	Chief Executive Officer and a	29.21%
3062 S.W. Marine Dr		member of the Board of
Vancouver, B.C.		Director

Stanley Cruitt	10,000,000	President and a member of	24.34%
525 Roslyn Road		the Board of Directors
Winston-Salem N.C.

Dr. Jaroslav Tichy	0	Vice President, Technology	0.00%
7128 Brewster Drive West Delta, BC V4E 1V2

All officers and Directors	22,000,000		53.56%
as a group. (3 persons)

[1]	500,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, and 11,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

In consideration of services, promissory notes payable or the extension of their due dates and accounts payable and accrued liabilities, the Company has irrevocably committed to issue a total of 2,060,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company, 17,397,336 stock options to Christine Kan, his wife and 1,543,136 options to a company controlled by Mr. Chan and Ms Kan. The Company has also irrevocably committed to issue a total of 8,203,069 stock options to Stanley Cruitt, President and a Director of the issuer, 210,000 options to Annie Cruitt, his wife and 238,907 stock options to a company controlled by Mr. Cruitt, 496,249 options to Jarek Tichy, Vice President, Technology of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, 1,000,000 options to Bert Honsch, former Executive Vice President of the issuer, and 1,000,000 options to Robert Frattaroli, former Executive Vice President of the issuer. The Company has also irrevocably committed to issue a total of 3,500,000 stock options to relatives of a director The exercise price of the options is $0.25 per share and the options are exercisable for a period of five years from the commitment date.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April 2004, the Company issued 20,000,000 common shares to Stanley Cruitt, President and a Director of the Company and Christine Kan in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares consideration of $1,400,000 was determined based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue dated in accordance with securities regulations.

During the year ended December 31, 2004, the Company irrevocably committed to issue 740,000 stock options to purchase common shares ("stock options" to Christine Kan, 210,000 stock options to Annie Cruitt, 2,200,000 stock options to Stan Cruitt and 2,120,000 to relatives of directors in consideration of promissory notes payable or the extension of due dates of promissory note proceeds received previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company irrevocably committed to issue 1,485,069 stock options to Stanley Cruitt, 238,907 stock options to a company controlled by Mr. Cruitt, 60,000 stock options to Sidney Chan, 1,937,336 stock options to Christine Kan, 1,543,146 stock options to a company controlled by Mr. Chan and Ms Kan, 246,249 stock options to Jarek Tichy, an Officer of the Company, and 1,000,000 stock options to a relative of a director in consideration for extending the repayment terms of their outstanding accounts payable and accrued liabilities. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company modified the terms of 2,000,000 previously issued stock options to Stanley Cruitt, 2,000,000 previously issued stock options to Sidney Chan, 2,000,000 stock options to Christine Kan, and 250,000 previously issued stock options to Jarek Tichy for services and 350,000 previously issued stock options to Stanley Cruitt in consideration of promissory to extend the expiry dates of the options to June 30, 2009.

On June 30, 2004, the Company irrevocably committed to issue 12,000,000 options to Christine Kan in consideration of cancellation of 12,000,000 warrants committed in 2003 in consideration of loans to the Company totalling $2,500,000. These options are exercisable into common shares of the Company at $0.25 per share until December 31, 2009.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended December 31, 2004.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

Exhibit No.	Description
3.1	Initial Articles of Incorporation.
3.2	Bylaws
3.3	Articles of Amendment to the Articles of Incorporation.
3.4	Articles of Amendment to the Articles of Incorporation.
3.5	Articles of Amendment to the Articles of Incorporation.

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

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

Exhibit No.	Description
99.10	Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc. regarding Stanley Cruitt
99.11	Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
99.12	Agreement to Provide Services between the Company and Knight's Financial Limited. regarding Ms. Christine Kan.
99.13	Agreement to Provide Services between the Company and Knight's Financial Limited regarding Mr. Sidney Chan
99.14	Agreement to Provide Services between the Company and Bert Honsch.
99.15	Agreement to Provide Services between the Company and Kenneth Berkholtz.
99.16	Agreement to Provide Services between the Company and Jim Cleary.
99.17	Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 2002:

Exhibit No.	Description
99.18	Agreement to Provide Services between the Company and RJF Management
Resource Associates, LLC.

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 2003:

Exhibit No.	Description
14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
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

2004	CDN$32,000	KPMG
2003	CDN$28,500	KPMG

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004	CDN$23,150	KPMG
2003	CDN$13,500	KPMG

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004	$ nil	KPMG
2003	$ nil	KPMG

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004	$ nil	KPMG
2003	$ nil	KPMG

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2005.

ALR TECHNOLOGIES, INC. (Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer and Principal Accounting Officer

BY:	/s/ Stanley Cruitt
President and a Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Sidney Chan Sidney Chan	Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	April 15, 2005

/s/ Stanley Cruitt Stanley Cruitt	President and a Member of the Board of Directors	April 15, 2005