Form 10QSB
period 2005-03-31
ALR TECHNOLOGIES INC
filed 2005-05-31
CIK 1087022

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 27, 2005: 76,078,446

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
March 31, 2005 and December 31, 2004

	2005 (Unaudited)	2004
Assets
Current assets:
Cash	$8,210	$16,632
Accounts receivable, net of allowance of $1,025 (Dec. 31, 2004 - $1,522)	12,129	12,377
Inventories (note 3)	77,629	79,169
Prepaid expenses and deposits	15,330	--
	113,298	108,178

Fixed assets, net of accumulated depreciation	9,465	9,930
	$122,763	$118,108

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,865,883	$2,835,419
Customer deposits	40,362	65,455
Promissory notes payable to relatives of directors (note 4)	2,520,000	2,320,000
Promissory notes payable to directors	124,835	175,457
Promissory notes payable	2,307,412	2,887,412
	6,858,492	8,283,743

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001
per share authorized, 76,078,446 issued
(December 31, 2004 B 41,078,446)	76,078	41,078
Additional paid-in capital	11,592,023	9,569,732
Deficit	(18,440,994)	(17,813,609)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(6,735,729)	(8,165,635)
Basics of presentation (note 1)
Commitments (note 5)
Related party transactions (note 5 and 7)
Contingency (note 6)

	$122,763	$118,108

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statements of Loss and Deficit
($ United States)
Three month period ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Sales	$48,549	$206,534

Cost of sales	12,124	153,308
	36,425	53,226

Expenses:
Depreciation	693	540
Development costs	105,853	48,175
Foreign exchange loss (gain)	(167)	B
Interest	306,282	174,926
Professional fees	33,706	16,826
Rent	5,960	2,310
Selling, general and administrative	211,483	95,936

	663,810	338,713

Loss and comprehensive loss	(627,385)	(285,487)

Deficit, beginning of period	(17,813,609)	(13,474,927)

Deficit, end of period	$(18,440,994)	$(13,760,414)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding, basic
and diluted	57,411,779	21,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Three month period ended March 31, 2005
(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficiency

Balance, December 31, 2004	41,078,446	$ 41,078	$ 9,569,732	$(17,813,609)	$ 37,164	$(8,165,635)

Common shares issued as full and final settlement of promissory note payable to a director, at fair value	1,000,000	1,000	49,000	--	--	50,000

Common shares issued as full and final settlement of promissory notes payable, at fair value	11,600,000	11,600	568,400	--	--	580,000

Common shares issued as full and final settlement of accounts payable and accrued liabilities to directors and an officer, at fair value	3,400,000	3,400	166,600	--	--	170,000

Common shares issued as full and final settlement of accounts payable and accrued liabilities to relatives of directors, at fair value	18,500,000	18,500	906,500	--	--	925,000

Common shares issued as full and final settlement of accounts payable and accrued liabilities, at fair value	500,000	500	24,500	--	--	25,000

Financing cost of stock options irrevocably committed to be issued in consideration of promissory notes payable (note 5 (b))	--	--	33,000	--	--	33,000

Compensation cost of stock options irrevocably committed to be used to non-employees for services (note 5 (b))	--	--	103,125	--	--	103,125

Financing cost of stock options irrevocably committed to be issued to a director in consideration of extension of repayment terms of promissory notes payable (note 5 (b))	--	--	86,876	--	--	86,876

Financing cost of stock options irrevocably committed to be issued in consideration of extension of repayment terms of promissory notes payable (note 5 (b))	--	--	50,617	--	--	50,617

Compensation cost on the vesting of stock options irrevocably committed to non-employees for achievement of performance commitments (note 5 (b))	--	--	33,673	--	--	33,673

Loss and comprehensive loss				(627,385)	(627,385)

	76,078,446	$76,078	$11,592,023	$ (18,440,994)	$ 37,164	$ (6,735,729)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statements of Cash Flows
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities (note 8):
Cash received from customers	$23,704	$377,541
Cash paid to suppliers and employees	(74,907)	(200,535)
Interest paid	(156,991)	(55,821)
Income taxes paid	--	--
Net cash used in operating activities	(208,194)	121,185

Cash flows from financing activities:
Promissory notes payable	200,000	30,000
Repayment of promissory notes payable	--	(30,000)
Net cash provided by financing activities	200,000	--

Cash flows from investing activities:
Purchase of fixed assets	(228)	--

Increase (decrease) in cash	(8,422)	121,185
Cash, beginning of period	16,632	29,852
Cash, end of period	$8,210	$151,037

Non-cash financing activities:
Common shares issued as full and final settlement of promissory notes payable to a director	$50,000	$--
Common shares issued as full and final settlement of promissory notes payable	580,000	--
Common shares issued as full and final settlement of accounts payable and accrued liabilities payable to directors and an officer	170,000	--
Common shares issued as full and final settlement of accounts payable and accrued liabilities payable to relatives of directors	925,000	--
Common shares issued as full and final settlement of accounts and accrued liabilities	25,000	--
Financing cost of stock options irrevocably committed to be issued in consideration for promissory notes payable	33,000	--
Compensation cost of options irrevocably committed to be issued to non-employees for services or on the vesting of options issued to non-employees on the achievement of performance commitments	136,798	10,000
Financing cost of stock options irrevocably committed to be issued in consideration for extension of repayment terms of promissory notes payable	137,493	--
Amortization of discount related to options issued in consideration for promissory notes	--	16,257
	$2,057,291	$26,257

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

1. Basis of presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

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

2. Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

(a) Stock based compensation:

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. To March 31, 2005, all of the Company's options had been irrevocably committed to be issued to non-employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month periods ended March 31, 2005 and 2004 would have been the proforma amounts below:

	2005	2004

Loss
As reported	$(627,385)	$(285,487)
Add: Employee stock based compensation, as recorded	--	--
Deduct: Employee stock based compensation, fair value method	--	--
Pro forma	$(627,385)	$(285,487)

Loss per share, basic and diluted
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

3. Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to March 31, 2005 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As of March 31, 2005, management had recorded a provision of $180,275 (December 31, 2004 - $180,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2004 financial statements

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

4. Promissory notes payable

During the three month period ended March 31, 2005, the Company received $200,000 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand, bears interest at 1% per month and is secured under a general security agreement. As further consideration, 800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 7, 2010, were irrevocably committed to be issued (see note 5(b)).

During the three month period ended March 31, 2005, a promissory repayable in Canadian dollars to a director was reduced by $622 due to favorable exchange rate changes.

5. Capital stock

a) Authorized common shares

On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.0001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants described in Note 5(b) below. These options are considered to have been granted for accounting purposes.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

5. Capital stock (continued)

b) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		March 31, 2005		December 31, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	76,541,463	$0.25	35,259,000	$0.25
Granted	5,500,000	0.25	220,000	0.25
Expired or cancelled	--		--	--
Outstanding, end of period	82,041,463	$0.25	35,479,000	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2005 were as follows:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Contractual Lives Remaining	Number of Options Exercisable

$0.25	82,041,463	0.01 to 4.96	78,541,463

Unvested options at March 31, 2005 consist of 3,500,000 options which will vest based on achieving certain sales and performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved. During the quarter ended March 31, 2005, 500,000 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $33,673 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.07. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 220%, a risk free rate of 4.18% and no assumed dividend rate.

During the three month period ended March 31, 2005, the Company irrevocably committed to grant 1,875,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years from the commitment date. The compensation cost related to these options, being the fair value of the options, has been estimated to be $103,125, of which $41,070 has been charged to product development expense and $62,055 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 221%, a risk free rate of 3.86% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

5. Capital stock (continued)

b) Stock options (continued):

During the three month period ended March 31, 2005, the Company irrevocably committed to grant 800,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years from the commitment date. Financing cost related to these options, being the gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $33,000 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 221%, a risk free rate of 3.73% and no assumed dividend rate.

Also, in consideration of the extension of repayment terms of promissory note proceeds received previously, the Company irrevocably committed to grant 2,825,000 options of which 1,785,000 options were granted to a director and 1,040,000 options were issued to other non-related parties. All of the options vest immediately and are exercisable into the Company's common shares at an exercise price for a period of five years from the commitment date. Financing cost related to these options, being the fair value of the options, has been estimated to be $137,493, which has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.05. The value was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 221%, a risk free rate of 3.73% and no assumed dividend rate.

c) Shares issued in settlement of liabilities:

During the three months ended March 31, 2005, the Company issued 22,900,000 common shares to related parties (note 7) and 12,100,000 common shares to other then related parties in settlement of accounts payable and accrued liabilities and promissory notes payable. These shares have been recorded at their estimated fair value at the date of settlement of $0.05 per share. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

6. Contingency

Accounts payable and accrued liabilities, as of March 31, 2005, includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

7. Related party transaction

Related party transactions for the three month period ended March 31, 2005, included the following:

	2005	2004
1,000,000 common shares issued to a director for full and final settlement of outstanding promissory notes payable	$50,000	$--

3,400,000 common shares issued to directors and an officer for full and final settlement of outstanding accounts payable and accrued liabilities	170,000	--

18,500,000 common shares issued to relatives of directors for full and final settlement of outstanding accounts payable and accrued liabilities	925,000	--

Financing cost related to options irrevocably committed to be issued to a relative of directors in consideration of promissory notes payable	33,000	--

Financing cost related to options irrevocably committed to be issued to director in consideration of extension of repayment terms of a promissory note payable	86,876	--
	$1,264,876	$--

During the three month March 31, 2005, the Company issued a total of 22,900,000 common shares to directors, officer and relatives of directors in formal settlement of promissory notes payable, accounts payable and accrued liabilities of $1,145,000. These shares have been recorded at their estimated fair value at the date of settlement of $0.05 per share. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month periods ended March 31, 2005 and 2004
(Unaudited)

8. Reconciliation of loss to net cash used in operating activities

	2005	2004

Loss	$(627,385)	$(285,487)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	693	540
Amortization of discount related to options issued in consideration for promissory notes	-	16,257
Foreign exchange gain on promissory note payable to a director	(622)	--
Compensation cost of options irrevocably committed to be issued for services	136,798	10,000
Financing of options irrevocably committed to be issued in consideration of promissory notes payable	33,000	--
Financing cost of options irrevocably committed to be issued in consideration of extension of repayment terms of promissory notes payable	137,493	--
Decrease in accounts receivable	248	122,607
(Increase) decrease in inventories	1,540	2,471
Increase in prepaid expenses and deposits	(15,330)	(7,020)
Increase in accounts payable and accrued liabilities	150,464	211,817
Increase (decrease) in customer deposits	(25,093)	50,000

Net cash (used in) provided by operating activities	$(208,194)	$121,185

Item 2. Management Discussion and Analysis

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2005, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Stock-based compensation. The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued, as the services are provided and the securities earned

Results of Operations

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

Sales revenue decreased to $48,549 in the quarter ended March 31, 2005 from $206,534 in the first quarter of 2004. The major reason for the decrease was lack of large customer sales during the quarter.

Development costs increased to $105,853 in the quarter ended March 31, 2005 from $48,175 in the first quarter of 2004. Development costs incurred in the first quarter of 2005 relate to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months ended March 31, 2005 include $41,070 of non-cash stock-based compensation costs related to options issued for services in the period.

Interest expense increased to $306,282 - for the quarter ended March 31, 2005 as compared with $174,926 for the quarter ended March 31, 2004. During the quarter ended March 31, 2005, the Company incurred non-cash interest expense of $170,493 in comparison with $16,257 during the first quarter of 2004. The non-cash interest consisted of $33,000 for options irrevocably committed to be issued in consideration for promissory notes payable and $137,493 for options irrevocably committed to be issued in consideration for extension of repayment terms of promissory notes payable. The overall increase in interest expense is the result of the Company's increased reliance on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $33,706 - for the quarter ended March 31, 2005 as compared with $16,826 for the same period in 2004. Fees were higher in the first quarter of 2005 primarily due to fees for accounting services obtained in the period.

Selling, general and administrative expenses were $211,483 for the quarter ended March 31, 2005 as compared to $95,936 in 2004. Included in selling, general and administrative expenses is $95,728 - related to options committed to be issued in exchange for services provided by non-employees as compared to no such expenses over the same periods in 2004.

The loss of $627,385 for the quarter ended March 31, 2005 has increased from a loss of $285,487 for the same period in 2004, largely due to an increase in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of March 31, 2005, the Company's cash balance was $8,210 compared to $16,632 as at December 31, 2004. As of March 31, 2005, the Company had a working capital deficiency of $6,745,194 - as compared to a working capital deficiency of $8,175,565 as at December 31, 2004.

Short and Long Term Liquidity

As at March 31, 2005, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months totaled $208,194 - as compared with cash generated by operating activities of $121,185 - for the same period in 2004. The increase in cash used in operations relates primarily to an increase in cash amounts paid for interest owing to promissory note payable holders.

Cash Proceeds from Financing Activities

During three months ended March 31, 2005, the Company received a loan of $200,000 from a relative of a director. In addition, a total of 35,000,000 common shares were issued in the first quarter.

500,000 restricted common stocks were issued to Sidney Chan, the Company's CEO, in consideration of his forgiveness of interest payable of $25,000.

-

2,220,000 restricted of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes in the amount of $50,000 and accounts payable in the amount of $61,000.

-

500,000 restricted common stocks were issued to a company controlled by Jarek Tichy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

-	17,950,000 restricted common stocks were issued to relatives of a director in consideration of their forgiveness of interest payable in the amount of $897,500.
-

550,000 and 1,180,000 restricted common stocks were issued to two private companies separately controlled by two directors and their relatives in consideration of its forgiveness of accounts payable in the amount of $27,500 and $59,000, respectively.

-	11,600,000 restricted common stocks were issued to four promissory note payable holders in consideration of their forgiveness of promissory note payable totaling $580,000.
-	500,000 restricted common stocks were issued to two consultants in consideration of their forgiveness of accounts payable in the amount of $25,000.

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

ITEM 2. CHANGES IN SECURITIES

On November 16, 2004, the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants, the options are considered to have been granted for accounting purposes.

A total of 35,000,000 common shares were issued in the quarter ended March 31, 2005.

500,000 restricted common stocks were issued to Sidney Chan, the Company's CEO, in consideration of his forgiveness of interest payable of $25,000.

-

2,220,000 restricted of common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes in the amount of $50,000 and accounts payable in the amount of $61,000.

-

500,000 restricted common stocks were issued to a company controlled by Jarek Tichy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

-	17,950,000 restricted common stocks were issued to relatives of a director in consideration of their forgiveness of interest payable in the amount of $897,500.
-

550,000 and 1,180,000 restricted common stocks were issued to two private companies separately controlled by two directors and their relatives in consideration of its forgiveness of accounts payable in the amount of $27,500 and $59,000, respectively.

-	11,600,000 restricted common stocks were issued to four promissory note payable holders in consideration of their forgiveness of promissory note payable totaling $580,000.
-	500,000 restricted common stocks were issued to two consultants in consideration of their forgiveness of accounts payable in the amount of $25,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter. However there are liabilities totaling $4,952,247 for outstanding promissory notes that are due on demand or are due prior to September 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

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

(b) Reports on Form 8K

The Company filed a Form 8K during the three month period ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of May, 2005.

ALR TECHNOLOGIES INC. (Registrant)
BY:/s/ Sidney Chan
Sidney Chan Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors
BY: /s/ Stanley Cruitt
Stanley Cruitt President and a Member of the Board of Directors