Form 10QSB
period 2005-06-30
ALR TECHNOLOGIES INC
filed 2005-08-22
CIK 1087022

========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 2005: 76,078,446

=======================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

ALR TECHNOLOGIES INC.
 Interim Balance Sheets
($ United States)
June 30, 2005 and December 31, 2004

	2005
	(Unaudited)	2004
Assets
Current assets:
Cash	$937	$16,632
Accounts receivable, net of allowance of $225 (Dec. 31, 2004 - $1,522)	207,405	12,377
Inventories (note 3)	78,410	79,169
Prepaid expenses and deposits	22,000	-
	308,752	108,178

Fixed assets, net of accumulated depreciation	10,042	9,930
	$318,794	$118,108
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,927,452	$2,835,419
Customer deposits	-	65,455
Promissory notes payable to relatives of directors (note 4)	2,670,000	2,320,000
Promissory notes payable to directors (note 4)	123,205	175,457
Promissory notes payable (note 4)	2,457,412	2,887,412
	7,178,069	8,283,743

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001 per share authorized,
76,078,446 issued (December 31, 2004 - 41,078,446)	76,078	41,078
Additional paid-in capital	11,636,308	9,569,732
Deficit	(18,608,825)	(17,813,609)
Accumulated other comprehensive income: Cumulative translation adjustment	37,164	37,164
	(6,859,275)	(8,165,635)
Basics of presentation (note 1)
Commitments (note 5)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)

	$318,794	$118,108

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
 Interim Statement of Loss and Deficit
($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	253,387	59,999	301,936	266,533
Cost of sales	54,916	21,147	67,040	174,455
	198,471	38,852	234,896	92,078
Expenses
Depreciation	796	941	1,489	1,481
Development costs	47,161	76,530	153,014	124,705
Foreign exchange loss (gain)	(2,615)	-	(2,782)	-
Interest	181,544	2,390,320	487,826	2,565,246
Loss on settlement of debt	-	400,000	-	400,000
Professional fees	38,959	26,280	72,665	43,106
Rent	10,483	14,229	16,443	16,539
Selling, general and administration	89,974	491,479	301,457	587,415
	366,302	3,399,779	1,030,112	3,738,492
Loss and comprehensive loss	(167,831)	(3,360,927)	(795,216)	(3,646,414)
Deficit, beginning of period	(18,440,994)	(13,760,414)	(17,813,609)	(13,474,927)

Deficit, end of period	$(18,608,825)	$(17,121,341)	$(18,608,825)	$(17,121,341)

Loss per share, basic and diluted	-	(0.09)	(0.01)	(0.13)

Weighted average shares outstanding,
- basic and diluted	76,078,446	36,902,662	66,796,678	28,990,534

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
 Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six month period ended June 30, 2005
(Unaudited)

	Capital Stock
					Accumulated
			Additional		Other	Total
	Number of		Paid in		Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency
Balance, December 31, 2004	41,078,446	$41,078	$9,569,732	$(17,813,609)	37,164	$(8,165,635)
Common shares issued as
full and final settlement of
promissory note payable to:
- a director	1,000,000	1,000	49,000	-	-	50,000
- non-related parties	11,600,000	11,600	568,400	-	-	580,000
Common shares issued as
full and final settlement of
accounts payable and
accrued liabilities to:
- directors and an officer	3,400,000	3,400	166,600	-	-	170,000
- relatives of directors	18,500,000	18,500	906,500	-	-	925,000
- non-related parties	500,000	500	24,500	-	-	25,000
Financing cost of stock
options irrevocably
committed to be issued in
consideration of promissory
notes payable (note 5(b)) to:
-relatives of a director	-	-	51,033	-	-	51,033
-non-related parties	-	-	26,252	-	-	26,252
Compensation cost of stock
options irrevocably
committed to be used to non-
employees for services (note
5(b))	-	-	136,798	-	-	136,798
Financing cost of stock
options irrevocably
committed to be issued in
consideration of extension of
repayment terms of
promissory notes payable
(note 5(b)) to:
- a director	-	-	86,876	-	-	86,876
- non-related parties	-	-	50,617	-	-	50,617
Loss and comprehensive loss	-	-	-	(795,216)	-	(795,216)
	76,078,446	$76,078	$11,636,308	$(18,608,825)	37,164	$(6,859,275)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
 Interim Statement of Cash Flows
($ United States)
Three month and six month periods ended June 30, 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash flows from operating activities (note 8):
Cash received from customers	17,749	12,075	41,453	389,616
Cash paid to suppliers and employees	(276,076)	(96,393)	(350,983)	(296,928)
Interest paid	(47,573)	(91,741)	(204,564)	(147,562)
Income taxes paid	-	-	-	-
Net cash used in operating activities	(305,900)	(176,059)	(514,094)	(54,874)
Cash flows from financing activities:
Promissory notes payable	300,000	70,000	500,000	100,000
Repayment of promissory notes payable	-	(25,000)	-	(55,000)
	300,000	45,000	500,000	45,000
Cash flows from investing activities:
Purchase of fixed assets	(1,373)	(2,751)	(1,601)	(2,751)
Increase (decrease) in cash during the period	(7,273)	(133,810)	(15,695)	(12,625)
Cash, beginning of period	8,210	151,037	16,632	29,852
Cash, end of period	937	$ 17,227	937	17,227

Non-cash financing activities:
Common shares issued as full and final settlement of promissory notes payable to:
- director and officer	-	-	50,000	-
- relatives of directors	-	1,342,000	-	1,342,000
Common shares issued as full and final settlement of promissory
notes	-	-	580,000	-
Common shares issued as full and final settlement of accounts payable and accrued liabilities payable to:
- director and officer	-	58,000	170,000	58,000
- relatives of directors	-	-	925,000	-
Common shares issued as full and final settlement of accounts
payable and accrued liabilities	-	-	25,000	-
Financing cost of stock options irrevocably committed to be issued in
consideration for promissory notes payable	44,285	1,046,597	77,285	1,052,897
Compensation cost of stock options irrevocably committed to be issued
to non-employees for services	-	82,000	136,798	92,000
Financing cost of stock options irrevocably committed to be issued in
consideration of extended loan repayment terms	-	-	137,493	-
Financing cost of stock options irrevocably committed to be issued
in consideration of accounts payable and accrued liabilities	-	496,000	-	496,000
Compensation cost of stock options related to the modification of
previous stock option commitments to non-employees for services	-	315,000	-	315,000
Financing cost related to the modification of previous stock option
and warrant commitments in consideration of promissory notes payable	-	708,000	-	708,000
	44,285	$4,047,597	$ 2,101,576	$ 4,063,897

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2005 and 2004
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

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

(a)   Stock based compensation:

The Company applies APB Opinion No. 25 in accounting for its stock options issued to directors and employees. To June 30, 2005, all of the Company's options had been irrevocably committed to be issued to non-employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month and six month periods ended June 30, 2005 and 2004 would have been the pro forma amounts below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Loss
As reported	$ (167,831)	$ (3,360,927)	$ (795,216)	$ (3,646,414)
Add:
Employee stock based compensation,
as recorded	-	-	-	-
Deduct:
Employee stock based compensation,
fair value method	-	-	-	-
Pro forma	$ (167,831)	$ (3,360,927)	$ (795,216)	$ (3,646,414)
Loss per share, basic and diluted
As reported	(0.00)	(0.09)	(0.01)	(0.13)
Pro forma	(0.00)	(0.09)	(0.01)	(0.13)

3.   Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to June 30, 2005 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of June 30, 2005, management had recorded a provision of $180,275 (December 31, 2004 - $180,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2004 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

4.   Promissory notes payable

During the six month period ended June 30, 2005, the Company received $200,000 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand, bears interest at 1.0% per month and is secured under a general security agreement. As further consideration, 800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 7, 2010 were irrevocably committed to be issued (see note 5(b)).

During the six month period ended June 30, 2005, the Company received $100,000 from two relatives of a director in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and due on demand. As further consideration, 400,000 options exercisable into common shares at the Company at an exercise price of $0.25 per share until June 15, 2010, were irrevocably committed to be issued (see note 5(b)).

During the six month period ended June 30, 2005, the Company received $100,000 in exchange for a promissory note payable. The promissory note bears interest at 1% per month, is unsecured and is due on demand. As further consideration, 400,000 options exercisable into common shares at the Company at an exercise price of $0.25 per share are until April 13, 2010, were irrevocably committed to be issued (see note 5(b)).

During the six month period ended June 30, 2005, the Company received $50,000 each from a relative of a director and an unrelated third party in exchange for promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and are due on demand. As further consideration for the promissory note payable to the unrelated third party, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until December 1, 2009 were irrevocably committed to be issued (see note 5(b))

During the six month period ended June 30, 2005, a promissory repayable in Canadian dollars to a director was decreased by $2,252 due to favorable exchange rate changes.

5.   Capital stock

a)   Authorized common shares

On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment become effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants described in Note 5(b) below. These options are considered to have been granted for accounting purposes.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

5.   Capital stock (continued)
 b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	76,541,463	$0.25	35,259,000	$0.25
Granted	6,500,000	0.25	40,442,463	0.25
Expired or cancelled	(250,000)	0.25	-	-

Outstanding, end of period	82,791,463	$0.25	75,701,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2005 were as follows:

	Options Outstanding
	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining	Exercisable
$0.25	82,791,463	0.07 to 4.96	79,291,463

Unvested options at June 30, 2005 consist of 3,500,000 options which will vest based on achieving certain sales and performance targets. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved. During the six month period ended June 30, 2005, 500,000 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $33,673 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.07. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a volatility factor of 220%, a risk free rate of 4.18% and no assumed dividend rate.

During the six month period ended June 30, 2005, the Company irrevocably committed to grant 1,875,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. The compensation cost related to these options, being the fair value of the options, has been estimated to be $103,125, of which $41,070 has been charged to product development expense and $62,055 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 221%, a risk free rate of 3.86% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

5.   Capital stock (continued)

b)   Stock options (continued):

During the six month period ended June 30, 2005, the Company irrevocably committed to grant 1,800,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. The gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $77,285 and has been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the period was $0.04. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 192% to 205%, a risk free rates of 3.98% to 4.18% and no assumed dividend rate.

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

c)   Shares issued in settlement of liabilities:

During the six months ended June 30, 2005, the Company issued 22,900,000 common shares to related parties (note 7) and 12,100,000 common shares to other than related parties in settlement of accounts payable and accrued liabilities and promissory notes payable. These shares have been recorded at their estimated fair value at the date of settlement of $0.05 per share. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

6.   Contingency

Accounts payable and accrued liabilities, as of June 30, 2005, includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three months and six month periods ended June 30, 2005 and 2004
(Unaudited)

7.   Related party transactions

Related party transactions for the six month period ended June 30, 2005, included the following:

	2005	2004
1,000,000 (2004 - 10,000,000) common shares issued to a relative of a director for full and final settlement of outstanding
promissory notes payable	$50,000	$700,000
3,400,000 (2004 - 10,000,000) common shares issued to a
director and an officer for full and final settlement of outstanding promissory notes payable and accounts payable and accrued
liabilities	170,000	700,000
18,500,000 (2004 - Nil) common shares issued to relatives of a director for full and final settlement of outstanding accounts
payable and accrued liabilities	925,000	-
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of
promissory notes payable or their due date extension	137,909	282,300
Financing cost related to options irrevocably committed to be issued to directors, relatives of a directors, companies controlled by directors and an officer in consideration of outstanding
accounts payable and accrued liabilities	-	385,000
Compensation and financing costs related to modification of
previous option and warrant commitments to directors, officers
and relatives of directors	-	717,000
Interest on promissory notes payable	137,859	138,536
Management compensation directors and officer	174,600	167,100
	$1,595,368	$3,089,936

Accounts payable and accrued liabilities includes $1,060,358 (December 31, 2004 - $2,033,906) owing to related parties.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three month and six month periods ended June 30, 2005 and 2004
(Unaudited)

8.   Reconciliation of loss to net cash used in operating activities

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Loss	$(167,831)	$(3,360,927)	$(795,216)	$(3,646,414)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation	796	941	1,489	1,481
Amortization of discount related to options
issued in consideration for promissory
notes	-	6,640	-	16,597
Loss on settlement of debt	-	400,000	-	400,000
Compensation cost of options irrevocably
committed to be issued for services	-	82,000	136,798	92,000
Financing cost of options irrevocably
committed to be issued in consideration of
promissory notes payable and extending	44,285	1,046,597	214,778	1,052,897
terms of repayment
Financing cost of options irrevocably
committed to be issued in consideration of
accounts payable and accrued liabilities	-	496,000	-	496,000
Compensation cost related to the
modification of previous option
commitments for services	-	315,000	-	315,000
Financing cost related to the modification
of previous option and warrant
commitments in consideration of
promissory notes	-	708,000	-	708,000
Increase in promissory note payable to a
director due to change in exchange rate	(1,630)	-	(2,252)	-
Increase (decrease) in accounts receivable	(195,273)	(47,924)	(195,025)	74,683
Decrease (increase) in inventories	(10,613)	18,869	(9,073)	21,340
(Increase) decrease in prepaid expenses	(6,670)	(4,325)	(22,000)	(11,345)
Increase in accounts payable and accrued
liabilities	61,569	105,070	42,033	316,887
Increase (decrease) in customer deposits	(5,249)	-	(30,342)	50,000
Net cash used in operating activities	$(305,900)	$(176,059)	$(514,094)	$(54,874)

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at June 30, 2005, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Inventories. Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value. Net realizable value reflects the current estimated net selling price or value in use of the item in inventory in a non-forced sale. The Company assesses the need for inventory write-downs based on its assessment of the estimated net realizable value using assumptions about future demand and market conditions. When the results of these assumptions differs from the Company's projections, an additional inventory write-down may be required.

Options and warrants issued in consideration for debt. The Company allocates the proceeds received from long term debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt. Options and warrants are valued using an option pricing model which requires estimates of the expected lives of the awards, volatility, risk-free interest rates and dividend rates. Changes in these assumptions will impact the allocation of the consideration, including the amounts ultimately charged against income as interest expense.

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

Results of Operations

Management is focusing the majority of its efforts on introducing and marketing its line of medication reminders and compliance systems to the health management industry. ALRT Med Reminders are being marketed and sold directly to disease management companies, health insurance providers, pharmaceutical manufacturers, retail pharmacy chains and to organizations representing specific therapeutic categories. The Company is first targeting customers located in United States because of market potential but has also established selling operations/agreements for sales and distribution in Canada, Europe, Australia and South America.

Contracts with companies that will provide selling support to medical supply companies and health services providers as well as contracts with companies that sell directly to institutions and large medical practices were completed in 2004. Additional contracts are planned for as the Company completes development of its home health monitoring system. The Company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

Sales revenue was $253,387 in the quarter ended June 30, 2005 and $301,936 for the six months ended June 30, 2005 as compare to $59,999 in the second quarter of 2004 and $266,533 for the six months ended June 30, 2004.

Development costs increased to $47,161 in the quarter ended June 30, 2005 and $153,014 for the six months ended June 30, 2005 from $76,530 in the second quarter of 2004 and $124,705 for the six months ended June 30, 2004. Development costs incurred in the second quarter of 2005 related to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months and six months ended June 30, 2005 include $Nil and $41,070 of non-cash compensation costs related to options issued for services in the period.

Interest expense decreased to $181,544 for the quarter ended June 30, 2005 and $487,826 for the six months ended June 30, 2005 as compared with $2,390,320 for the quarter ended June 30, 2004 and $2,565,246 for the six months ended June 30, 2004. During the quarter ended and six months ended June 30, 2005, the Company incurred non-cash interest expense of $44,285 and $214,778 respectively. Interest expense for the quarter ended and six months ended June 30, 200, included non-cash interest expense of $2,250,597 and $2,256,897 respectively. The non-cash interest for the six months ended June 30, 2005 consisted of $77,285 for options irrevocably committed to be issued in consideration for promissory notes payable and $137,493 for extending the repayment terms of the promissory notes payable. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Loss on settlement of debt

The Company did not incur any loss on settlement of debt during the current quarter ended June 30, 2005. During the six months ended June 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares issued of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000.

Professional fees were $38,959 for the quarter ended June 30, 2005 and $72,665 for the six months ended June 30, 2005 as compared with $26,280 and $43,106 for the same periods in 2004. Fees were higher in the second quarter of 2005 primarily due to fees for accounting services obtained in the period.

The selling, general and administrative expenses were $89,974 for the quarter ended June 30, 2005 and $301,457 for the six months ended June 30, 2005 as compared to $491,479 and $587,415 for the same periods in 2004. Included in selling, general and administrative expenses is $nil (three months) and $95,728 (six months) related to options committed to be issued in exchange for services provided by non-employees as compared to $372,000 and $372,000 over the same periods in 2004. The decrease relates primarily to the Company's reduced commitment to irrevocably options issued for services during the six months ended June 30, 2005.

The loss of $167,831 for the quarter ended June 30, 2005 and $795,216 for the six months ended June 30, 2005 decreased from a loss of $3,360,927 and $3,646,414 for the same periods in 2004. The largest component of this increase was due to decrease in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2005, the Company's cash balance was $937 compared to $8,210 at March 31, 2005 and $16,632 as at December 31, 2004. As of June 30, 2005, the Company had a working capital deficiency of $6,869,317 as compared to a working capital deficiency of $6,745,194 as of March 31, 2005 and $8,175,565 as at December 31, 2004.

Short and Long Term Liquidity

As at June 30, 2005, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months and six months ended June 30, 2005 totalled $305,900 and $514,094, respectively, as compared with cash used by operating activities of $176,059 and $54,874 for the same periods in 2004. The increase in cash used in operations relates primarily to a decrease in cash amounts received from customers and increase in cash amounts paid to suppliers.

Cash Proceeds from Financing Activities

During six months ended June 30, 2005, the Company received loans totalling $500,000, which consisted of $200,000 from a relative of a director in the first quarter and additional $150,000 from two relatives of a director and $150,000 from two non-related parties in the second quarter.

In addition, a total of 35,000,000 common shares were issued in the period as follows:

-	500,000 restricted common stocks were issued to Sidney Chan, the Company CEO, in consideration of his forgiveness of interest payable of $25,000.
-

3,400,000 restricted common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes in the amount of $50,000 and accounts payable in the amount of $120,000.

-

500,000 restricted common stocks were issued to a company controlled by Jarek Tichy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

-	17,950,000 restricted common stocks were issued to relatives of a director in consideration of their forgiveness of interest payable in the amount of $897,500.

-	550,000 restricted common stocks were issued to a private company controlled by a director and his relative in consideration of its forgiveness of accounts payable in the amount of $27,500.
-	11,600,000 restricted common stocks were issued to four promissory note payable holders in consideration of their forgiveness of promissory note payable totaling $580,000.
-	500,000 restricted common stocks were issued to two consultants in consideration of their forgiveness of accounts payable in the amount of $25,000.

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

A total of 35,000,000 common shares were issued in the quarter ended June 30, 2005:

-	500,000 restricted common stocks were issued to Sidney Chan, the Company CEO, in consideration of his forgiveness of interest payable of $25,000.
-

3,400,000 restricted common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes in the amount of $50,000 and accounts payable in the amount of $120,000.

-

500,000 restricted common stocks were issued to a company controlled by Jarek Tichy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

-	17,950,000 restricted common stocks were issued to relatives of a director in consideration of their forgiveness of interest payable in the amount of $897,500.
-	550,000 restricted common stocks were issued to a private company controlled by a director and his relative in consideration of its forgiveness of accounts payable in the amount of $27,500.
-	11,600,000 restricted common stocks were issued to four promissory note payable holders in consideration of their forgiveness of promissory note payable totaling $580,000.
-	500,000 restricted common stocks were issued to two consultants in consideration of their forgiveness of accounts payable in the amount of $25,000.

ITEM 3.     DEFULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the period. However there are liabilities totalling $5,250,617 for outstanding promissory notes that are due on demand or are due prior to September 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of August, 2005.

ALR TECHNOLOGIES INC.(Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Chairman, Chief Executive Officer and a member of the Board of Directors

BY:	/s/ Stanley Cruitt
Stanley Cruitt, President and a Member of the Board of Directors