Form 10QSB
period 2005-09-30
ALR TECHNOLOGIES INC
filed 2005-12-05
CIK 1087022

=========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2005: 76,078,446

The Registrant is a Shell company. [   ]

=========================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)
September 30, 2005 and December 31, 2004

	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$600	$16,632
Accounts receivable, net of allowance of $225 (December 31, 2004 - $1,522)	9,032	12,377
Inventories (note 3)	100,715	79,169
	110,347	108,178
Fixed assets, net of accumulated depreciation	9,297	9,930
	$119,644	$118,108

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$928,567	$801,513
Accounts payable and accrued liabilities to related parties	1,232,094	2,033,906
Customer deposits	-	65,455
Promissory notes payable to relatives of directors (note 4)	2,660,000	2,320,000
Promissory notes payable to directors (note 4)	130,049	175,457
Promissory notes payable (note 4)	2,407,412	2,887,412
	7,358,122	8,283,743
Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value
of $0.001 per share authorized
76,078,446 issued (December 31, 2004 - 41,078,446)	76,078	41,078
Additional paid-in capital	11,729,236	9,569,732
Deficit	(19,080,956)	(17,813,609)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(7,238,478)	(8,165,635)
Basics of presentation (note 1)
Commitments (note 5)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)
Subsequent events (note 8)
	$119,644	$118,108

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Sales	$11,081	$68,786	$313,017	$335,319
Cost of sales	4,060	29,347	71,100	203,802

	7,021	39,439	241,917	131,517

Expenses
Depreciation	745	1,095	2,234	2,576
Development costs	128,424	25,031	281,438	149,736
Foreign exchange loss	10,493	2,670	7,711	2,670
Interest	150,796	158,102	638,622	2,723,348
Loss on settlement of debt	-	-	-	400,000
Professional fees	18,947	10,545	91,612	53,651
Rent	9,667	11,308	26,110	27,847
Selling, general and administration	160,080	140,684	461,537	728,099

	479,152	349,435	1,509,264	4,087,927
Loss and comprehensive loss	(472,131)	(309,996)	(1,267,347)	(3,956,410)
Deficit, beginning of period	(18,608,825)	(17,121,341)	(17,813,609)	(13,474,927)

Deficit, end of period	$(19,080,956)	$(17,431,337)	$(19,080,956)	$(17,431,337)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.12)

Weighted average shares outstanding,
- basic and diluted	76,078,446	41,078,446	69,924,600	33,049,249

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Nine month period ended September 30, 2005
(Unaudited)

	Capital Stock		Additional		Accumulated Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, Dec. 31,2004	41,078,446	$41,078	$9,569,732	$(17,813,609)	$37,164	$(8,165,635)
Common shares issued as full
and final settlement of
settlement of promissory notes
payable to:
a director	1,000,000	1,000	49,000	-	-	50,000
non-related parties	11,600,000	11,600	568,400	-	-	580,000
Common shares issued as full
and final settlement of
accounts payable and accrued
liabilities payable to:
directors and officer	3,400,000	3,400	166,600	-	-	170,000
relatives of directors	18,500,000	18,500	906,500	-	-	925,000
non-related parties	500,000	500	24,500	-	-	25,000
Financing cost of stock options
issued in consideration of
promissory notes payable:
relative of a director	-	-	58,979	-	-	58,979
non-related parties	-	-	26,252	-	-	26,252
Compensating cost of stock
options issued to:
non-employees for services	-	-	221,780	-	-	221,780
Financing cost of stock
options issued in
consideration of
Extension of repayment
terms:
a director	-	-	86,876	-	-	86,876
non-related parties	-	-	50,617	-	-	50,617

Loss and comprehensive loss	-	-	-	(1,267,347)	-	(1,267,347)

Balance, Sept. 30, 2005	76,078,446	$76,078	$11,729,236	$(19,080,956)	$37,164	$(7,238,478)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

	Three months ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Cash flows from operating activities (note 9):
Cash received from customers	$209,454	$68,126	$250,907	$457,742
Cash paid to suppliers and employees	(148,608)	(80,619)	(617,529)	(394,143)
Interest paid	(1,183)	(14,607)	(87,809)	(145,572)
Income taxed paid	-	-	-	-
Net cash used in operating activities	59,663	(27,100)	(454,431)	(81,973)
Cash flows from financing activities:
Promissory notes payable	-	140,000	500,000	240,000
Repayment of promissory notes payable	(60,000)	(130,000)	(60,000)	(185,000)
	(60,000)	10,000	440,000	55,000
Cash flows from investing activities:
Purchase of fixed assets	-	-	(1,601)	(2,752)
Increase (decrease) in cash during the period	(337)	(17,100)	(16,032)	(29,725)
Cash, beginning of period	937	17,227	16,632	29,852
Cash, end of period	$600	$127	$600	$127

Non-cash financing activities:
Common shares issued as full and final settlement of
promissory notes payable to:
director and officer	$-	$-	$50,000	$-
relatives of directors	-	-	-	1,342,000
non-related parties	-	-	580,000	-
Common shares issued as full and final settlement of
accounts payable and accrued liabilities payable to:
director and officer	-	-	170,000	58,000
relatives of directors	-	-	897,500	-
a company controlled by a relative of a director	-	-	27,500	-
non-related parties	-	-	25,000	-
Financing cost of stock options issued in consideration
for promissory notes payable	7,946	-	85,231	1,052,897
Compensation cost of stock options issued to
non-employees for services	84,982	-	221,780	92,000
Financing cost of stock options issued in consideration
of extended loan repayment terms	-	-	137,493	-
Financing cost of stock options issued in consideration
of accounts payable and accrued liabilities	-	-	-	496,000
Compensation cost of stock options related to the modification
of previous stock option	-	-	-	315,000
Financing cost related to the modification of previous stock option and warrant commitments in consideration of
promissory notes payable	-	-	-	708,000
	$92,928	$-	$2,194,504	$4,063,897

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

1.   Basis of presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company's debt financing are either due on demand or have a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these outstanding promissory notes payable until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

(a)   Stock based compensation:

The Company applies APB Opinion No. 25 in accounting for its stock options issued or committed to be issued to directors and employees. To September 30, 2005, all but 100,000 of the Company's stock options had been issued to non-employees. Had the Company determined compensation costs for stock options issued to employees and directors based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month and nine month periods ended September 30, 2005 and 2004 would have been the pro forma amounts below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss
As reported	$ (472,131)	$ (309,996)	$(1,267,347)	$ (3,956,410)
Add:
Employee stock based compensation,
as recorded	-	-	-	-
Deduct:
Employee stock based compensation,
fair value method	5,691	-	5,691	-
Pro forma	$ (477,822)	$ (309,996)	$(1,273,038)	$ (3,956,410)
Loss per share, basic and diluted
As reported	(0.01)	(0.01)	(0.02)	(0.12)
Pro forma	(0.01)	(0.01)	(0.02)	(0.12)

3.   Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to September 30, 2005 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above, through international markets and through non-traditional sales channels, if required. As of September 30, 2005, management had recorded a provision of $180,275 (December 31, 2004 - $180,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2004 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

4.   Promissory notes payable

During the nine month period ended September 30, 2005, the Company received $200,000 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand, bears interest at 1.0% per month and is secured under a general security agreement. As further consideration, 800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 7, 2010 were irrevocably committed to be issued (see note 5(b)).

During the nine month period ended September 30, 2005, the Company received $150,000 from two relatives of a director in exchange for two promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and due on demand. As further consideration, a total of 600,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until June 15, 2010 and September 30, 2010 were irrevocably committed to be issued (see note 5(b)).

During the nine month period ended September 30, 2005, the Company received $150,000 in exchange for two promissory notes payable. The promissory notes bear interest at 1% per month, are unsecured and are due on demand. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until April 13, 2010, were irrevocably committed to be issued (see note 5(b)).

During the nine month period ended September 30, 2005, a promissory note repayable in Canadian dollars to a director was increased by $4,592 due to unfavorable exchange rate changes.

5.   Capital stock

a)   Authorized common shares

On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants described in Note 5(b) below, those options outstanding prior to the effective date were considered to have been granted for accounting purposes.

b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

5.   Capital stock (continued)

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	76,541,463	$0.25	35,259,000	$0.25
Granted	35,150,000	0.25	40,442,463	0.25
Expired or cancelled	(1,060,000)	0.25	-	-
Outstanding, end of period	110,631,463	$0.25	75,701,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2005 were as follows:

	Options Outstanding
	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining	Exercisable
$0.25	110,631,463	0.17 to 5.00	80,531,463

Unvested options at September 30, 2005 consist of 30,100,000 options which will vest based on achieving certain sales and performance targets, including 20,000,000 to two directors and 3,000,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or at the beginning of the period in which the sales or performance targets are achieved or probable of being achieved. During the nine month period ended September 30, 2005, 500,000 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $33,673 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options issued in the period was $0.05. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 212%, a weighted average risk-free interest rate of 3.88% and no assumed dividend rate.

During the nine months ended September 30, 2005, the Company irrevocably committed to grant 26,500,000 options to non-employees, including 20,000,000 to two directors and 3,000,000 to an officer of the Company, and 100,000 options to an employee which will vest upon the Company achieving various performance milestones in connection with a new product being developed by the Company. The achievement of the performance milestones is not determinable as at September 30, 2005 and, accordingly, the Company has recognized $nil compensation to September 30, 2005. The Company estimates the probability of the achievement of these milestones on a regular basis and adjusts the compensation recorded up to the beginning period where the performance targets are probable of being achieved.

During the nine month period ended September 30, 2005, the Company irrevocably committed to grant 3,625,000 options to non-employees and 100,000 to an employee in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. The compensation cost related to options committed to non-employees, being the fair value of the options, has been estimated to be $188,107, of which $104,952 has been charged to product development expense and $83,155 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options issued in the period was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors from 193% to 222%, risk-free interest rates from 3.73% to 4.18% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

5.   Capital stock (continued)

b)   Stock options (continued):

During the nine month period ended September 30, 2005, the Company irrevocably committed to grant 1,800,000 options, in consideration of promissory notes payable (note 4). In addition, the Company irrevocably committed to grant 200,000 options, in consideration of a customer deposit. All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. The gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, have been estimated to be $85,231 and has been charged to interest expense. The weighted average per share fair value of the options issued in the period was $0.04. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 192% to 196%, risk-free interest rates of 3.72% to 4.18% and no assumed dividend rate.

Also, in consideration of the extension of repayment terms of promissory note proceeds received previously, the Company irrevocably committed to grant 2,825,000 options of which 1,785,000 options were granted to a director and 1,040,000 options were issued to other non-related parties. All of the options vest immediately and are exercisable into the Company's common shares at an exercise price for a period of five years from the commitment date. Financing cost related to these options, being the fair value of the options, has been estimated to be $137,493, which has been charged to interest expense. The weighted average per share fair value of the options issued in the period was $0.05. The value was determined using the Black Scholes option pricing model, using the expected life of the options, a volatility factor of 221%, a risk-free rate of 3.73% and no assumed dividend rate.

c)   Shares issued in settlement of liabilities:

During the nine months ended September 30, 2005, the Company issued 22,900,000 common shares to related parties (note 7) and 12,100,000 common shares to other than related parties in settlement of accounts payable and accrued liabilities and promissory notes payable. These shares have been recorded at their estimated fair value at the date of settlement of $0.05 per share. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

6.   Contingency

Accounts payable and accrued liabilities as of September 30, 2005 includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three months and nine month periods ended September 30, 2005 and 2004
(Unaudited)

7.   Related party transactions

Related party transactions for the nine month period ended September 30, 2005, included the following:

	2005	2004
1,000,000 (2004 - 10,000,000) common shares issued to a relative of a director
for full and final settlement of outstanding promissory notes payable	$50,000	$700,000
3,400,000 (2004 - 10,000,000) common shares issued to a director and an officer for full and final settlement of outstanding promising notes payable
accrued liabilities	170,000	700,000
18,500,000 (2004 - Nil) common shares issued to relatives of a director for full and final settlement of outstanding accounts payable and
accrued liabilities	925,000	-
Financing cost related to options issued to directors and relative of directors
in consideration of promissory notes payable or their due date extension	145,855	282,300
Financing cost related to options issued to directors, relative of a directors, companies controlled by directors and an officer in consideration of
outstanding accounts payable and accrued liabilities	-	385,000
Compensation and financing costs related to modification of previous option and warrant commitments to directors, officers and
Relatives of directors	-	717,000
Interest on promissory notes payable	211,046	213,032
Management compensation directors and officer	304,650	304,650
	$1,806,551	$3,301,982

8.   Subsequent events:

Subsequent to September 30, 2005, the Company received promissory note financing of $100,000 from an unrelated party. The promissory note bears interest at 1% per month, is unsecured and due on demand.

Subsequent to September 30, 2005, the Company irrevocably committed to issue a total of 350,000 stock options to non-employees for services. The options vested immediately and are exercisable into a total of 350,000 common shares at an exercise price of $0.25 per share to October 17, 2005.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month and nine month periods ended September 30, 2005 and 2004
(Unaudited)

9.   Reconciliation of loss to net cash used in operating activities

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss	$(472,131)	$(309,996)	$(1,267,347)	$(3,956,410)
Adjustments to reconcile loss to net cash used in
operating activities:
Depreciation	745	1,095	2,234	2,576
Amortization of discount related to options issued
in consideration for promissory notes	-	-	-	16,597
Loss on settlement of debt	-	-	-	400,000
Compensation cost of options
Compensation cost of options issued for services	84,982	-	221,780	92,000
Financing cost of options issued in consideration
of promissory notes payable and extending
terms of repayment	7,946	-	222,724	1,052,897
Financing cost of options issued in consideration
of accounts payable and accrued liabilities	-	-	-	496,000
Compensation cost related to the modification
of previous option issued for services	-	-	-	315,000
Financing cost related to the modification of
previous option and warrant issued in
consideration of promissory notes	-	-	-	708,000
Increase (decrease) in promissory note payable to
a director due to change in exchange rate	6,844	2,971	4,592	2,971
Decrease in accounts receivable	198,373	47,740	3,345	122,423
Decrease (increase) in inventories	(22,305)	(15,274)	(21,546)	6,066
(Increase) decrease in prepaid expenses	22,000	1,345	-	(10,000)
Increase in accounts payable and
accrued liabilities	233,209	295,019	445,242	669,907
Increase (decrease) in customer deposits	-	(50,000)	(65,455)	-
Net cash used in operating activities	$59,663	$(27,100)	$(454,431)	$(81,973)

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not able to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2005, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Options and warrants irrevocably committed to be issued in consideration for debt. The Company allocates the proceeds received from long term debt between the liability and the options and warrants irrevocably committed to be issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt. Options and warrants are valued using an option pricing model which requires estimates of the expected lives of the awards, volatility, risk-free interest rates and dividend rates. Changes in these assumptions will impact the allocation of the consideration, including the amounts ultimately charged against income as interest expense.

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

Sales revenue was $11,082 in the quarter ended September 30, 2005 and $313,017 for the nine months ended September 30, 2005 as compare to $68,786 in the third quarter of 2004 and $335,319 for the nine months ended September 30, 2004.

Development costs increased to $128,424 in the quarter ended September 30, 2005 and $281,438 for the nine months ended September 30, 2005 from $25,031 in the third quarter of 2004 and $149,736 for the nine months ended September 30, 2004. Development costs incurred in the third quarter of 2005 related to the allocation of additional programming resources required for the development of the PC 500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months and nine months ended September 30, 2005 include $63,882 and $104,952 of non-cash compensation costs related to options issued for services in the period. Development costs for the three months and nine months ended September 30, 2004 include $Nil and $35,000 of non-cash compensation costs related to options issued for services in the period.

Interest expense decreased to $150,796 for the quarter ended September 30, 2005 and $638,622 for the nine months ended September 30, 2005 as compared with $158,102 for the quarter ended September 30, 2004 and $2,723,348 for the nine months ended September 30, 2004. During the quarter ended and nine months ended September 30, 2005, the Company incurred non-cash interest expense of $7,946 and $222,724 respectively. The non-cash interest for the nine months ended September 30, 2005 consisted of $85,231 for options issued in consideration for promissory notes payable and customer deposits and $137,493 for extending the repayment terms of the promissory notes payable. Interest expense for the quarter ended and nine months ended September 30, 2004, included non-cash interest expense of $Nil and $2,256,897 respectively. Interest expense for the quarter ended and nine months ended September 30, 2004, also included amortization of interest discounts related to stock options and warrants issued in consideration for promissory notes payable in the amount of $Nil and $16,597 respectively. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Loss on settlement of debt

The Company did not incur any loss on settlement of debt during the current quarter ended September 30, 2005. During the nine months ended September 30, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares issued of $1,400,000 was determined based on the quoted market priced of the common shares at the issue date, resulting in a loss on debt settlement of $400,000.

Professional fees were $18,947 for the quarter ended September 30, 2005 and $91,612 for the nine months ended September 30, 2005 as compared with $10,545 and $53,651 for the same periods in 2004. Fees were higher in the third quarter of 2005 primarily due to fees for accounting services obtained in the period.

The selling, general and administrative expenses were $160,080 for the quarter ended September 30, 2005 and $461,537 for the nine months ended September 30, 2005 as compared to $140,684 and $728,099 for the same periods in 2004. Included in selling, general and administrative expenses is $21,100 for the three months ended September 30, 2005 and $116,828 for the nine months ended September 30, 2005, relating to options issued in exchange for services provided by non-employees as compared to $Nil and $372,000 over the same periods in 2004. The decrease relates primarily to the Company's reduced commitment to irrevocably options issued for services during the nine months ended September 30, 2005.

The loss of $467,131 for the quarter ended September 30, 2005 and $1,267,347 for the nine months ended September 30, 2005 decreased from a loss of $309,996 and $3,956,410 for the same periods in 2004. The largest component of this decrease was due to decrease in non-cash interest and compensation costs related to options committed to be issued as consideration for promissory notes payable, services, and modifications of previous option and warrant commitments.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of September 30, 2005, the Company's cash balance was $600 compared to $937 as at June 30, 2005, $8,210 as at March 31, 2005 and $16,632 as at December 31, 2004. As of September 30, 2005, the Company had a working capital deficiency of $7,247,775 as compared to a working capital deficiency of $6,869,317 as at June 30, 2005, $6,745,194 as at March 31, 2005 and $8,175,565 as at December 31, 2004.

Short and Long Term Liquidity

As at September 30, 2005, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash generated by the Company in operating activities during the three months was $59,663 while cash used in operating activities for the nine months ended September 30, 2005 was $454,431 as compared with cash used by operating activities of $27,100 and $81,973 for the same periods in 2004. The increase in cash used in operations relates primarily to a decrease in cash amounts received from customers and increase in cash amounts paid to suppliers.

Cash Proceeds from Financing Activities

During nine months ended September 30, 2005, the Company received loans totalling $500,000, which consisted of $200,000 from a relative of a director in the first quarter and additional $150,000 from two relatives of a director and $150,000 from two non-related parties in the second quarter.

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

-

500,000 restricted common stocks were issued to a company controlled by Jarek Titchy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There were no legal proceedings in the quarter.

ITEM 2.     CHANGES IN SECURITIES

On November 16, 2004, the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of the committed option grants, the options are considered to have been granted for accounting purposes prior to the effective date.

A total of 35,000,000 common shares were issued in the quarter ended September 30, 2005:

-	500,000 restricted common stocks were issued to Sidney Chan, the Company CEO, in consideration of his forgiveness of interest payable of $25,000.
-

3,400,000 restricted common stock were issued to Stanley Cruitt, the Company's president, in consideration of his forgiveness of promissory notes in the amount of $50,000 and accounts payable in the amount of $120,000.

-

500,000 restricted common stocks were issued to a company controlled by Jarek Titchy, the Company's Chief Scientific Officer, in consideration of his forgiveness of accounts payable in the amount of $25,000.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the period. However there are liabilities totalling $5,197,461 for outstanding promissory notes that are due on demand or are due prior to September 30, 2005. The promissory note holders have not demanded payment as of the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of December, 2005.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Chairman, Chief Executive Officer and a member of the Board of Directors

BY:	/s/ Stanley Cruitt
Stanley Cruitt, President and a Member of the Board of Directors