Form 10KSB/A
period 2004-12-31
ALR TECHNOLOGIES INC
filed 2006-02-02
CIK 1087022

============================================================================================

FORM 10-KSB/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-30414

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
YES [X]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

============================================================================================

State Issuer's revenues for its most recent fiscal year. December 31, 2004 - $364,179

The aggregate market value of the voting stock held by non-affiliates on April 14, 2005 was $2,196,381. There are approximately 31,376,870 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 14, 2005 - 76,078,446 shares of Common Stock

Transitional Small Business Issuer Format YES [   ]   NO [X]

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

ALRT Once-A-Day

This model is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming are accomplished by using the single button on the face of the unit. A LCD displays the time of day as well as a 24 hour countdown to the next reminder event. This product is available for drug companies to use for daily administered medication brand promotions. Other features include:

-	The majority of medications are administered once-a-day
-	Reminds at the same time each day to take medications
-	No resetting; automatically alerts or alarms same time each day
-	Designed from consumer input:
	-	Easy to use
	-	Convenient and compact
-	Easy to Use B Set by pulling tab
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	12-Month Warranty
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

ALRT Contact Lens Replacement

This product is set very easily by the user by simply pulling a tab at the time of day they desire to be reminded - every 14 days or every 30 days respectively. This model includes a LCD screen that shows a countdown of the number of days until the next reminder event. The time of day can also be programmed for display on the LCD. Other features include flip stand for setting on counter or shelf, belt clip for carrying. Primary features of these products include:

-	Reminds at the same time every two weeks or every 30 days respectively, to change contact lenses.
-	No resetting; automatically alarms same time every two weeks or every 30 days respectively
-	Easy to Use B Set by pulling tab
-	Displays a 14-day countdown or 30 day countdown respectively
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip for carrying and flip stand for setting on counter/shelf
-	12-Month Warranty
-	Replaceable batteries included

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

ALRT Home Monitoring System

This system is currently in development and pilot versions are planned in 4th quarter 2005. In addition to the reminder capability in the PC 500, this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgments enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. AIRS will also allow a treatment center to remotely change a patient's reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

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

Benefits of Compliance Monitoring

Monitoring compliance of disease management activities, treatments, medications, diagnostic tests, etc., allows for alerts to designated parties if the patient is noncompliant. This will then allow for intervention if the patient is deemed at risk. Currently, physicians and caregivers often do not detect noncompliance until the next medical appointment and more real-time intervention can result in substantial health benefits to the patient and significant cost savings to the health insurance provider. The ongoing monitoring of compliance data will also allow for evaluation of compliance behavior over time, resulting in behavior modification or education efforts when appropriate.

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

Selling Activities

The Company has contracts with sales organizations that have long-standing relationships with most of the leading pharmacy retail chains (including supermarkets and mass merchandisers) in the US and expects to sign agreements with additional sales companies in 2005. Agreements have been reached with three nebulizer manufacturers to produce nebulizer models contained the ALRT monitoring connectivity. An agreement with specialty marketing company serving the respiratory market was completed that will provide access to the major respiratory marketing and provider companies. The major home care networks are being targeted by the marketing company and the nebulizer manufacturers as channels of choice in providing the ALRT nebulizer compliance and monitoring system to physicians and their patients.

Patents and Trademarks

Provisional Patent Application Serial Number 60/388,264 Filed June 13, 2002 for the portable programmable medical alert device.

Nonprovisional Patent Application Serial Number 10/462,096 filed June 13, 2003 for Portable Programmable Medical Alert Device, allowed January 24, 2005. Claims benefit of filing date of Provisional Patent Application Serial Number 60/388,264.

Provisional Patent Application Serial Number 60/652,237 filed February 11, 2005 for Medical Reminder Device Suited for Use with Nebulizer. The Company has applied for the following trademarks and design patents:

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

On June 30, 2004, the Company irrevocably committed to issue 12,000,000 options to Christine Kan in consideration of cancellation of 12,000,000 warrants committed in 2003 in consideration of loans to the Company totaling $2,500,000. These options are exercisable into common shares of the Company at $0.25 per share until December 31, 2009.

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

We have audited the accompanying balance sheets of ALR Technologies Inc. as of December 31,2004 and 2004 and the related statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "KPMG"

Kelowna, Canada

April 4, 2005

ALR TECHNOLOGIES INC.
Balance Sheets
$United States

December 31, 2004 and 2003
	2004	2003
Assets
Current assets:
Cash	$16,632	$$29,852
Accounts receivable, net of allowance of $1,522 (2003 - $563)	12,377	128,903
Inventories (note 3)	79,169	113,633
	108,178	272,388
Fixed assets (note 4)	9,930	8,210

	$118,108	$280,598
Liabilities and Shareholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$2,835,419	$2,161,133
Customer deposits	65,455	-
Promissory notes payable to relatives of directors (note 5)	2,320,000	2,680,000
Promissory notes payable to directors (note 5)	175,457	558,500
Current portion of promissory notes payable (note 5)	2,887,412	2,534,903
	8,283,743	7,934,536

Promissory notes payable (note 5)	-	270,912

Shareholders' deficiency:
Capital stock (note 6)
75,000,000 common shares with a par value of $0.001 per
share authorized, 41,078,446 issued (2003 - 21,078,446 issued)	41,078	21,078
Additional paid-in capital (note 6)	9,569,732	5,491,835
Deficit	(17,813,609)	(13,474,927)
Accumulated other comprehensive income
Cumulative translation adjustment	37,164	37,164
	(8,165,635)	(7,924,850)
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

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
 Statement of Shareholders' Deficiency and Comprehensive Loss
$United States

Years ended December 31, 2004 and 2003

					Accumulated
			Additional		Other	Total
	Number of		Paid In		Comprehensive	Shareholders=
	Shares	Amount	Capital	Deficit	Income	Deficiency
Balance, December 31, 2002	21,078,446	$21,078	$4,878,614	$(10,699,028)	$37,164	$(5,762,172)

Comprehensive cost of stock options
issued for services	-	-	109,000	-	-	109,000

Financing cost of stock options issued
in consideration for promissory notes	-	-	504,221	-	-	504,221

Comprehensive income (loss): Loss	-	-	-	(2,775,899)	-	(2,755,899)

Balance, December 31, 2003	21,078,446	21,078	5,491,835	(13,474,927)	37,164	(7,924,850)

Common shares issued as full and final
settlement of promissory notes
payable to a relative of a director
and a director	18,840,000	18,840	1,323,160	-	-	1,342,000

Common shares issued as full and final
settlement of accounts payable and
accrued liabilities payable to a director	1,160,000	1,160	56,840	-	-	58,000

Financing cost of stock options
irrevocably committed to be issued in
consideration of promissory notes
payable or their due date extension	-	-	1,086,897	-	-	1,086,897

Compensation cost of stock options
irrevocably committed to be issued
to non-employees for services	-	-	92,000	-	-	92,000

Financing cost of stock options
irrevocably committed to be issued in
consideration of accounts payable and
accrued liabilities	-	-	496,000	-	-	496,000

Compensation cost of stock options
related to the modification of previous
stock option commitments to non-
employees for services	-	-	315,000	-	-	315,000

Financing cost related to the
modification of previous stock option
and warrant commitments in
consideration of promissory notes
payable	-	-	708,000	-	-	708,000

Loss and comprehensive loss				(4,338,682)	-	(4,338,682)

Balance, December 31, 2004	41,078,446	$41,078	$9,569,732	$(17,813,609)	$37,164	$(8,165,635)

See accompanying notes to financial statements.

ALR TECHNOLOGIES INC.
Statements of Cash Flows
$United States

Years ended December 31, 2004 and 2003
	2004	2003

Cash flows from operating activities (note 11):
Cash received from customers	$546,160	$	$ 64,137
Cash paid to suppliers and service providers	(461,108)		(745,979)
Interest paid	(348,705)		(159,285)
Income taxes paid	-		-
	(263,653)		(841,127)

Cash flows from financing activities:
Proceeds from promissory notes	340,000		920,000
Repayment of promissory notes	(85,000)		(50,000)
Net cash provided by financing activities	255,000		870,000

Cash flows from investing activities:
Purchase of fixed assets	(4,567)		-

Increase (decrease) in cash	(13,220)		28,873

Cash, beginning of year	29,852		979

Cash, end of year	$16,632		$29,852
Non-cash financing and investing activities:
Common shares issued as full and final settlement of promissory notes
payable to a relative of a director and a director	$1,342,000		$-
Common shares issued as full and final settlement of accounts payable
and accrued liabilities payable to a director	58,000		-
Financing cost of stock options irrevocably committed to be issued in
consideration of promissory notes payable or their due date extension	1,086,897		504,221
Compensation cost of stock options irrevocably committed to be issued
to non-employees for services	92,000		109,000
Financing cost of stock options irrevocably committed to be issued in
consideration of accounts payable and accrued liabilities	496,000		-
Compensation cost of stock options related to the modification of
previous stock option commitments to non-employees for services	315,000		-
Financing cost related to the modification of previous stock option and
warrant commitments in consideration of promissory notes payable	708,000		-
	$4,097,897		$613,221

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

4	Fixed assets:
2004
			Accumulated	Net book
		Cost	depreciation	value

	Computer equipment	$ 20,595	$ 13,073	$ 7,522
	Office equipment	5,566	3,158	2,408

		$ 26,161	$ 16,231	$ 9,930

2003
			Accumulated	Net book
		Cost	depreciation	value

	Computer equipment	$ 16,028	$ 10,827	$ 5,201
	Office equipment	5,566	2,557	3,009

		$ 21,594	$ 13,384	$ 8,210

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):

	b) Stock options:

	The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

		2004		2003
			Weighted		Weighted
		Number of	Average	Number of	Average
		Shares	Exercise Price	Shares	Exercise Price
	Outstanding, beginning of year	35,259,000	$ 0.25	28,460,000	$ 0.25
	Granted	41,282,463	0.25	6,899,000	0.25
	Cancelled	-	0.25	(100,000)	0.50
	Outstanding, end of year	76,541,463	$ 0.25	35,259,000	$ 0.25

	The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2004 were as follows:

	Options Outstanding
	Number of Options		Contractual	Number of Options
	Exercise Price	Outstanding	Lives Remaining	Exercisable

	$.025	76,541,463	0.25 to 5.00	72,541,463

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements (continued)
$United States

Years ended December 31, 2004 and 2003

6.	Capital stock and additional paid in capital (continued):

	c) Warrants:

	At December 31, 2004, the Company has no outstanding warrants (2003 - 12,000,000).

7.	Related party transactions:

	At December 31, 2004 and 2003 the Company had the following related party balances and transactions:

		2004	2003

	10,000,000 common shares issued to a relative of a director for
	full and final settlement of outstanding promissory notes payable	$ 700,000	$ -

	10,000,000 common shares issued to a director for full and final
	settlement of outstanding promissory notes payable and accounts
	payable and accrued liabilities	700,000	-

	Financing cost related to options irrevocably committed to be
	issued to directors and relatives of directors in consideration of
	promissory notes payable or their due date extension	308,300	64,000

	Financing cost related to options irrevocably committed to be
	issued to directors, relatives of directors, companies controlled by
	directors and an officer in consideration of outstanding accounts
	payable and accrued liabilities	461,000	-

	Compensation and financing costs related to modification of
	previous option and warrant commitments to directors, officers
	and relatives of directors	727,000	-
	Accounts payable and accrued liabilities	2,033,906	1,780,159
	Interest on promissory notes payable	285,443	371,430
	Management compensation to directors	379,800	319,800
	Compensation paid to a relative of a director	36,000	32,000

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying	LTIP	Compen-
Name and Principal			Bonus	Compen-	Award(s)	Options /	Payouts	sation
Position	Year	Salary ($)	($)	sation ($)[1]	($)	SARs (#)	($)	($)
Sidney Chan [2]	2004	144,000	0	9,600	0	76,000	0	0
CEO &	2003	144,000	0	9,600	0	0	0	0
Director	2002	144,000	0	9,600	0	0	0	0

Stanley Cruitt [3]	2004	156,600	0	9,600	0	107,000	0	0
President &	2003	156,600	0	9,600	0	0	0	0
Director	2002	156,600	0	0	0	0	0	0

Robert Frattaroli [4]	2004	-	0	0	0	0	0	0
Executive Vice	2003	72,500	0	0	0	32,000	0	0
President (resigned	2002	120,000	0	0	0	38,000	0	0
August 2003)

Dr. Jaroslav V.	2004	60,000	0	0	0	10,000	0	0
Tichy, [5]	2003	60,000	0	0	0	0	0	0
Vice President -	2002	35,000	0	0	0	0	0	0
Technology

[1]	Automobile allowance
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

Compensation of Directors

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

The following documents are incorporated herein by referencing from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

Exhibit No.	Description
99.10	Agreement to Provide Services between the Company and Horizon Marketing & Research, Inc. regarding Stanley Cruitt
99.11	Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
99.12	Agreement to Provide Services between the Company and Knight's Financial Limited regarding Ms. Christine Kan.
99.13	Agreement to Provide Services between the Company and Knight's Financial Limited regarding Mr. Sidney Chan
99.14	Agreement to Provide Services between the Company and Bert Honsch.
99.15	Agreement to Provide Services between the Company and Kenneth Berkholtz.
99.16	Agreement to Provide Services between the Company and Jim Cleary.
99.17	Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of February, 2006.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	/s/ Sidney Chan
Sidney Chan, Principal Executive Officer and Principal Accounting Officer

BY:	/s/ Stanley Cruitt
Stanley Cruitt
President and a Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Sidney Chan	Principal Executive Officer, Principal	February 1, 2006
Sidney Chan	Financial Officer and a member of the Board of Directors

/s/ Stanley Cruitt	President and a Member of the Board of	February 1, 2006
Stanley Cruitt	Directors