Form 10KSB
period 2005-12-31
ALR TECHNOLOGIES INC
filed 2006-05-18
CIK 1087022

============================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-30414

ALR TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

NEVADA	88-0225807
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

114M Reynolda Village
Winston-Salem, North Carolina 27106
(Address of principal executive offices, including zip code.)

(336) 722-2254
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X]     NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Registrant is a Shell company.     Yes [   ]     No [X]

============================================================================================

State Issuer's revenues for its most recent fiscal year. December 31, 2005 - $318,991

The aggregate market value of the voting stock held by non-affiliates on May 17, 2006 was $4,508,198 There are approximately 34,678,446 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 17, 2006 - 76,078,446 shares of Common Stock

Transitional Small Business Issuer Format     YES [   ]     NO [ X ]

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

Prior to April 1998, the Company was inactive. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. ("ALR").

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

ALRT Once-A-Day

This model is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The unit is programmed initially by pulling the tab at the time user would like daily reminder. Deprogramming and reprogramming are accomplished by using the single button on the face of the unit. A LCD displays the time of day as well as a 24 hour countdown to the next reminder event. This product is available for drug companies to use for daily administered medication brand promotions. Other features include:
-	The majority of medications are administered once-a-day
-	Reminds at the same time each day to take medications
-	No resetting; automatically alerts or alarms same time each day
-	Designed from consumer input:
	-	Easy to use
	-	Convenient and compact
-	Easy to Use and Set by pulling tab
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	12-Month Warranty
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
-	No resetting; automatically alerts or alarms same time each week
-	Easy to Use and Set by pulling tab
-	Display shows a 7-day countdown
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	Replaceable batteries included

ALRT Contact Lens Replacement

This product is set very easily by the user by simply pulling a tab at the time of day they desire to be reminded - every 14 days or every 30 days respectively. This model includes a LCD screen that shows a countdown of the number of days until the next reminder event. The time of day can also be programmed for display on the LCD. Other features include flip stand for setting on counter or shelf, belt clip for carrying. Primary features of these products include:
-	Reminds at the same time every two weeks or every 30 days respectively, to change contact lenses.
-	No resetting; automatically alarms same time every two weeks or every 30 days respectively
-	Easy to Use and Set by pulling tab
-	Displays a 14-day countdown or 30 day countdown respectively
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip for carrying and flip stand for setting on counter/shelf
-	12-Month Warranty
-	Replaceable batteries included

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

Since the introduction of the ALRT Med Reminder PC100, the Company has upgraded the programming software and is currently offering Version 1.5 for download from the Company's website. Amongst other new features, the latest software allows a user to choose English, French or Spanish as programming language. This model has been discontinued and replaced by ALRT PC200

ALRT PC200

The is product is similar to the PC100 in that all reminder events can be programmed at a single time with a PC computer up to 8 daily reminder events. It includes additional features including a LCD screen that displays the time of day and a delayed activation switch that allows medical clinics, disease management companies or health insurance providers to set the reminder customized for their patients and mail or ship to them. The patient then activates the reminder by simply moving a switch. Other features include:
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

ALRT500

Development process is completed and commercial introduction is expected during the third quarter of 2006. This model is PC programmable and contains a LCD display that provides the added feature of not only reminding a person it is time to take medication but also displaying the actions/medications to take at the time of each reminder event. Additional memory will allow the Reminder to store the list medications used by the patient, an emergency contact list. The product users can also be subscribed to a home monitoring system that allows registered recipients to monitor compliance and the product saves compliance profile of the patient for up to 12 months. Other primary features include:
-	PC programmable, easy to set, easy to use
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Reminder selection; daily, 48 hour, weekly, etc.
-	Retains database of key contacts, phone numbers, medication details, etc.
-	Saves up to one year of compliance data
-	Language selection; English, French, Portuguese, Spanish
-	Digital clock
-	Serial and USB capable
-	Clip for carrying on belt, and stand for setting on shelf or counter
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included
-	Dimensions: 3 11/16 inch by 2 3/8 inch by 11/16 inch in depth

ALRT Home Monitoring System

This system is currently in pilot test and commercial introduction is planned for 3rd quarter 2006. In addition to the reminder capability in the ALRT500, this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgments enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. The Home Monitoring System will also allow a treatment center and other health care professionals to remotely change a patient's reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

-	Reminds patient when to take medications
-	Displays the medications or actions to take at the time of each reminder event
-	Retains/saves up to one year of compliance data
-	Easy to retrieve and determine patients' level of compliance
-	Insurance provider can base co-pay or insurance premium on level of compliance
-	Improved compliance can result in hundreds or thousands of dollars in cost savings each
Year per plan member
-	Users of the ALRT500 can subscribe, or the insurance provider subscribes the user to the monitoring service
-	The ALRT500 retains up to one year of compliance data
-	The insurance provider or caregiver can retrieve the data after set period of time to determine the plan members level of compliance; and can be checked every 6 months, ect.
-	Medication co-pays can be determined by the plan members' compliance grade;
	-	either $10 less co-pay if graded compliant; and
	-	$10 more co-pay if graded noncompliant
-	ALRT500 is PC programmable, easy to set, easy to use
-	Can be set by plan member or by the insurance provider or disease management company and
-	Mailed to the plan member

ALRT Nebulizer Monitoring System

ALR Tech has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the patients or caretakers use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from COPD and have to take nebulized medications daily. The system consists of the ALRT500 connected to nebulizer models that include the connectivity and a transmission modem. ALR Tech has patents pending for this system. Primary benefits and features of this system include:
-	Monitors use of nebulizer
	-	Time of day used
	-	How long used
	-	Displays to the user the amount of time the nebulizer is in use
-	Alerts third parties when person is noncompliant
-	Makes compliance data available to others as directed
-	Allows for timely intervention when needed
-	Connects to many types of nebulizer compressors
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Data can be transmitted with the touch of a button
-	Up to three independent parties can receive compliance data
-	Data available daily, weekly, monthly or quarterly
-	Alerts for noncompliance; in regard to either missed medications or not enough time with use of nebulizer
-	Language selection; English, French,, Spanish
-	Digital clock
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included

ALRT500 is modified to connect to a custom port at the nebulizer compressor switch. The port is very small and this system can be adapted to all types of nebulizers at minimal cost.

ALRT 48 Hour

With many medications now available for administration every 48 hours, ALR developed an administration compliance reminder product to help people adhere to this difficult to reminder administration regimen. In addition, a rolling 48 hour Reminder was developed at the request of a company requesting specific ingestible medication for ms patients. Primary features of this reminder product are:
-	Reminds at the same time every 48 hours to take medications
-	No resetting; automatically alerts or alarms same time every 48 hours
-	Easy to Use and Set by pulling tab
-	LCD Displays a 48-hour countdown
-	Audio and visual cues
Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	12-Month Warranty
-	Replaceable batteries included
-	The insurance provider can retrieve the data after set period of time to determine the plan
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

Benefits of Disease Management and Healthcare Reminders

The Company believes that medication reminders benefit patients by alerting them to take treatments or medications at a prescribed time thereby improving compliance which can enhance the likelihood of people receiving the intended benefits of the prescribed regimen.. If people do not receive the intended benefit of the disease or health management regimen they may not get well and it could lead to further complications. This not only compromises the health effect on patients but also can lead to substantially increased cost of providing healthcare. Industry data indicates 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars annually in excessive and preventable healthcare costs.

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

Selling Activities

The Company has signed contracts with leading consultants who are assisting in building the network of potential customer contacts.) and expects to sign agreements with additional consultants in 2006. The consultants being targeted include leaders in the health insurance area, disease management , assisted living and home care. Agreements have been reached with three nebulizer manufacturers to produce nebulizer models containing the ALRT monitoring connectivity. An agreement with specialty marketing company serving the respiratory market was completed that will provide access to the major respiratory marketing and provider companies. The major home care networks are being targeted by the marketing company and the nebulizer manufacturers as channels of choice in providing the ALRT nebulizer compliance and monitoring system to physicians and their patients.

Patents and Trademarks

Provisional Patent Application Serial Number 60/652,237 filed February 11, 2005 for Medical Reminder Device Suited for Use with Nebulizer. The Company has applied for the following trademarks and design patents

Nonprovisional Patent Application Serial Number 10/462,096 filed June 13, 2003 for Portable Programmable Medical Alert Device, allowed January 24, 2005. Claims benefit of filing date of Provisional Patent Application Serial Number 60/388,264.

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

Competition

The Company competes with other corporations that produce medication compliance devices and montoring systems, some of whom have greater financial, marketing and other resources than the Company.

The Company believes that the approximate number of competitors is six, but the Company does not have any information to estimate its share of the market. The principal methods employed by competitors are information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems and pagers. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. ALR Tech does not see any competition though in the near future against their nebulizer monitoring system. ALR home monitoring systems will also be priced significantly below the competitive products now offered and the portability of the ALR system will also set it apart from competition

Employees

The Company presently employs ten persons, three of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

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

Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $7,776,761 of accounts payable and accrued liabilities and promissory notes payable outstanding as at December 31, 2005. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2006. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' Report on the Company's financial statements for the year ended December 31, 2005 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net working capital deficiency at December 31, 2005, factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

The Company does not currently own any real property. The Company's corporate offices are located in Winston-Salem, North Carolina. Office facility is located at 114M Reynolda Village, Winton-Salem NC 27106. The company has a total of 1300 sq. ft. leased and the main telephone number is (336) 722-2254. Monthly rent is $1,195 payable to Wake Forest University.

ITEM 3.     LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock was quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. ("OTCBB") under the symbol "ALRT." Summary trading by quarter for the 2005 and 2004 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2005
Fourth Quarter	0.10	0.02
Third Quarter	0.14	0.05
Second Quarter	0.12	0.07
First Quarter	0.14	0.08

2004
Fourth Quarter	0.10	0.02
Third Quarter	0.14	0.05
Second Quarter	0.12	0.07
First Quarter	0.14	0.08

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2005, there were 76,078,446 common shares of the Company issued and outstanding.

At December 31, 2005, there were 96 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ALR Technologies also targets pharmaceutical manufacturers, clinical research organizations, pharmacy retailers and pet medications providers. The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health results. These market segments are the health insurance providers and the disease management companies. The health insurance provider industry has the potential of reducing costs substantially through successful medication compliance programs. Industry data reports indicate that over $100 billion annually in health care costs are due to people not taking medications as directed.

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

Revenue

Revenues for the year ended December 31, 2005 decreased by $45,188 to $318,991 in 2005 from $364,179 for 2004 as the Company has been devoting its efforts in developing the ALRT500 compliance reminder and monitoring product and system and development the network of potential customers for this system, throughout the year. Due to this focus little effort was applied to selling the basic reminder products during 2005 and certain large customer sales were delayed until second quarter of 2006.

Product Development

The ALRT500 compliance reminder with its significant benefits is expected to be commercially available in the third quarter of 2006. The home compliance monitoring and the nebulizer monitoring systems are also expected to be commercially available in the third quarter of 2006. Additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure and blood sugar are in development with completion expected in 2007.

Patent applications have been filed to cover compliance monitoring systems specific to nebulizers in respiratory industry. Patent has been granted to ALR that covers the primary ease of use feature, one button programming, that is an important element in many of the ALRT Compliance Reminder products.

Operating Capital

ALR Technologies revenue from sales is not at a level to pay for operating costs and as such the management of ALR Tech have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although the prospects for cash flow from sales of products and services to increase through 2006, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company's survival. In return, the Company's directors have rewarded the participating personnel with stock option grants.

Operating Issues

The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2005 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above as the recognition of the need for medication adherence products increases.

This may take some time to achieve, if at all, and, as a result, management has recorded an inventory provision of $243,275 at December 31, 2005 (2004 - $180,275) in respect of its Human Reminder inventory. The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

Related Party Transactions

Year Ended December 31, 2005

In February 2005, the Company issued the following common shares:

(a)	500,000 common shares to Sidney Chan, Chief Executive Officer and Director of the Company, in settlement of interest payable of $25,000;
(b)	3,400,000 common shares to Stanley Cruitt, President and Director of the Company, in settlement of promissory note of $50,000 and accounts payable of $120,000;
(c)	500,000 common shares to Jaroslav Tichy, Vice President Technology of the Company, in settlement of accounts payable of $25,000;
(d)	17,950,000 common shares to three relatives of Sidney Chan in settlement of interest payable of $897,500;
(e)	550,000 common shares to a private corporation controlled by Sidney Chan and his wife in settlement of accounts payable of $27,500.

The fair value of the common shares was determined based on the quoted market price of the common shares at the settlement date. Common shares issued are restricted from sale for a period of one year from the issue dated in accordance with securities regulations.

On January 27, 2005, Christine Kan, wife of Sidney Chan, Chief Executive Officer and Director of the Company loaned the Company a total of $200,000. The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company.

During the year ended December 31, 2005, the Company received loans totaling $205,000 from two relatives of Sidney Chan. The loans bear interest at 1% of month and are unsecured. Of the total loan, $10,000 was repaid in August 2005.

During the year ended December 31, 2005, the Company irrevocably committed to issue the following stock options to common shares of the Company:

(a)

800,000 stock options to Christine Kan and 820,000 to relatives of Sidney Chan in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date;

(b)

1,785,000 stock options to Sidney Chan in consideration of the extension of due dates of promissory note payable issued previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date;

(c)

10,000,000 stock options each to Sidney Chan and Stanley Cruitt and 3,000,000 to Jaroslav Tichy in consideration ofservices, subject to certain vesting and performance conditions. The options, once vested, are exercisable into the Company's common shares for a period of five years from the commitment date.

Year Ended December 31, 2004

In April 2004, the Company issued 20,000,000 common shares, 10,000,000 to Stanley Cruitt, President and Director of the Company and 10,000,000 to Christine Kan in formal settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. The fair value of the common shares consideration of $1,400,000 was determined based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue dated in accordance with securities regulations.

On January 14, 2004 and September 17, 2004, Christine Kan, wife of Sidney Chan, Chief Executive Officer and a Director of the Company loaned the Company a total of $60,000 ($30,000 each). The loans bear interest at 1% percent per month, are unsecured and are due on demand.

On August 5, 2004, Annie Cruitt, wife of Stanley Cruitt, President and a Director of the Company loaned the Company $50,000. The loan bears interest at 1 percent per month, is unsecured and is due on demand.

On November 16, 2004, Stanley Cruitt, President of the Company, loaned the Company $50,000, which bears interest at one percent per month and is due on demand.

During the year ended December 31, 2004, the Company irrevocably committed to issue 740,000 stock options to purchase common shares to Christine Kan, 210,000 stock options to Annie Cruitt, 2,200,000 stock options to Stanley Cruitt and 2,000,000 to relatives of directors in consideration of promissory notes payable or the extension of due dates of promissory note proceeds received previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company irrevocably committed to issue 1,485,069 stock options to Stanley Cruitt, 238,907 stock options to a company controlled by Mr. Cruitt, 60,000 stock options to Sidney Chan, 1,937,336 stock options to Christine Kan, 1,543,146 stock options to a company controlled by Mr. Chan and Ms Kan, 246,249 stock options to Jaroslav Tichy, an Officer of the Company, and 1,000,000 stock options to a relative of a director in consideration for extending the repayment terms of their outstanding accounts payable and accrued liabilities. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date.

On June 30, 2004, the Company modified the terms of 2,000,000 previously issued stock options to Stanley Cruitt, 2,000,000 previously issued stock options to Sidney Chan, 2,000,000 stock options to Christine Kan, and 250,000 previously issued stock options to Jaroslav Tichy for services and 350,000 previously issued stock options to Stanley Cruitt in consideration of promissory to extend the expiry dates of the options to June 30, 2009.

On June 30, 2004, the Company irrevocably committed to issue 12,000,000 options to Christine Kan in consideration of cancellation of 12,000,000 warrants committed in 2003 in consideration of loans to the Company totalling $2,500,000. These options are exercisable into common shares of the Company at $0.25 per share until December 31, 2009.

Results of Operations

December 31, 2005 compared to December 31, 2004

Sales for the year ended December 31, 2005 were $318,991 and cost of goods sold was $135,251 as compared to $364,179 and $202,495 respectively for the year ended December 31, 2004. Sales were down in fiscal 2005 as a result of the decision to de-emphasize sales and marketing activities of Pet Reminders and focus on Human Reminders which were introduced in the latter part of 2002.

Product development costs increased to $438,374 in 2005 versus $199,207 for the year ended December 31, 2004. Product development cots include $121,447 (December 31, 2004 - $25,000) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year.This increase relates primarily to the ongoing development of the ALRT 500 Interactive Reminder System.

Interest expense was $813,495 for the year ended December 31, 2005 as compared with $2,294,805 for the year ended December 31, 2004 as the Company managed to reduce its debt totalling $630,000 by issuing 12,600,000 common shares of the Company. Included in the total reported interest is a non-cash amounts $nil (2004 - $16,597) related to the amortization of the discount arising from the stock options committed to be issued in consideration for promissory notes and financing costs of $250,174 (2004 - $2,290,897)for stock options committed to be issued in consideration of promissory notes or their due date extension.

The Company incurred professional fees of $92,392 for the year ended December 31, 2005 as compared with $49,781 for the year ended December 31, 2004. The higher level in 2005 is partly attributable to higher accounting and audit fees related to a higher level of sales activity in 2005.

Rent decreased slightly in fiscal 2005 to $35,930 from $39,724 for the year ended December 31, 2004.

The selling, general and administrative expenses were $586,314 for the year ended December 31, 2005 as compared to $849,586 for the year ended December 31, 2004. These totals include $116,828 (December 31, 2004 - $372,000) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The cash portion of the selling, general and administrative expenses were practically unchanged at $469,486 for fiscal 2005 and $477,586 in fiscal 2004.

The loss of $1,792,686 for the year ended December 31, 2005 was $2,545,996 lower than a loss of $4,338,682 for the year ended December 31, 2004. The decrease in the net loss is primarily due to the reduction in interest expense in the amount of $2,111,310 and no loss from settlement of debt in the current year.

Accounts receivable were $3,114 at December 31, 2005 as compared with $12,377 at December 31, 2004.

Inventories increased to $97,959 before an inventory provision increase of $63,000, at December 31, 2005 from $79,169 at December 31, 2004 as the Company began building inventories of its Human Med Reminders PC200.

Accounts payable and accrued liabilities decreased to $2,414,835 at December 31, 2005 from $2,835,419 at December 31, 2004.

Other debt financing decreased slightly to $5,351,926 at December 31, 2005 from $5,382,869 at December 31, 2004.

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

Liquidity and Capital Resources.

Cash Balances

At December 31, 2005, the Company's cash balance was $263 compared to $16,632 at December 31, 2004.

Short and Long Term Liquidity

With respect to the Company's short-term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of December 31, 2005 was 0.01 unchanged from December 31, 2004. The greater the current ratio, the greater is the short-term liquidity of the Company.

The Company raised $655,000 in debt financing in 2005 for working capital.

The Company repaid $60,000 loan in cash and $630,000 by way of issuing common shares of the Company.

The Company plans additional debt financing in the short run and has raised $100,000 subsequent to December 31, 2005. These proceeds were put toward working capital.

All of the Company's debt financing is due on demand. The Company will seek to obtain creditor's consent to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed not to demand immediate payment or to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2005 totalled $609,768. The Company incurred a net loss of $1,792,686 for the year ended December 31, 2005 as compared to a loss of $4,338,682 for the year ended December 31, 2004. Cash used by the Company in operating activities during the year ended December 31, 2004 totalled $263,653.

Cash Proceeds from Financing Activities

During the year ended December 31, 2005, the Company arranged $655,000 in debt financing. $60,000 of the proceeds from these financings was used to enable the Company to repay existing debt. In consideration for these loans, the Company has committed to issue options to acquire a total of 2,620,000 shares of the Company at $0.25 per share with various expiration dates in 2011. In consideration for the extension of repayment dates for promissory note proceeds received previously and accounts payable, the Company irrevocably committed to issuing 2,825,000 options to purchase common shares. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

During the year ended December 31, 2004, the Company arranged $340,000 in debt financing. $85,000 of the proceeds from these financings was used to enable the Company to repay existing debt. In consideration for these loans, the Company has committed to issue options to acquire a total of 6,660,000 shares of the Company at $0.25 per share with various expiration dates in 2009. In consideration for the extension of repayment dates for promissory note proceeds received previously and accounts payable, the Company irrevocably committed to issuing 19,172,463 options to purchase common shares. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2005 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheets of ALR Technologies Inc. as of December 31, 2005 and 2004 and the related statements of loss, shareholders' deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

signed "KPMG LLP"

Kelowna, Canada

May 4, 2006

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
December 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash	$263	$16,632
Accounts receivable, net of allowance of $1,025
(December 31, 2004 - $1,522)	3,114	12,377
Inventories (note 3)	34,959	79,169

	38,336	108,178
Fixed assets (note 4)	8,553	9,930
	$46,889	$118,108

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,053,596	$801,513
Accounts payable and accrued liabilities to related parties	1,361,239	2,033,906
Customer deposits	-	65,455
Promissory notes payable to relatives
of directors (note 5)	2,715,000	2,320,000
Promissory notes payable to directors (note 5)	129,514	175,457
Promissory notes payable (note 5)	2,507,412	2,887,412
	7,776,761	8,283,743

Shareholders' deficiency
Capital stock (note 6)
350,000,000 common shares with a par value of $0.001 per share authorized 76,078,446 issued
(December 31, 2004 - 41,078,446)	76,078	41,078
Additional paid-in capital	11,773,181	9,569,732
Deficit	(19,606,295)	(17,813,609)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(7,719,872)	(8,165,635)
Basics of presentation (note 1)
Commitments (note 6(b))
Related party transactions (notes 5, 6 and 7)
Contingency (note 8)
Subsequent events (note 9)
	$46,889	$118,108

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Loss
Years Ended December 31, 2005 and 2004

	2005	2004

Sales	$318,991	$364,179
Cost of sales:
Cost of goods sold	72,251	202,495
Loss on write down of inventories	63,000	20,275
Total cost of sales	135,251	222,770
Gross margin	183,740	141,409

Expenses
Depreciation	2,978	2,847
Development costs	438,374	199,207
Foreign exchange loss	6,943	14,141
Interest	813,495	2,924,805
Loss on settlement of debt	-	400,000
Professional fees	92,392	49,781
Rent	35,930	39,724
Selling, general and administration	586,314	849,586
Total expenses	1,976,426	4,480,091
Loss	$(1,792,686)	$(4,338,682)

Loss per share, basic and diluted	$(0.03)	$(0.14)

Weighted average shares outstanding,
- basic and diluted	71,475,707	31,297,026

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Years Ended December 31, 2005 and 2004

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency
Balance, December 31, 2003	21,078,446	$ 21,078	$ 5,491,835	$(13,474,927)	$37,164	$ (7,924,850)

Common shares issued as full and final settlement of promissory notes payable to a relative of a director and a director	18,840,000	18,840	1,323,160	-	-	1,342,000

Common shares issued as full and final settlement of accounts payable and accrued liabilities payable to a director	1,160,000	1,160	56,840	-	-	58,000

Financing cost of stock options irrevocably committed to be issued in consideration of promissory notes payable
a director	-	-	131,000	-	-	131,000
relatives of director s	-	-	153,000	-	-	153,000
non-related parties	-	-	136,597	-	-	136,597

Financing cost of stock options irrevocably committed to be issued in consideration of the extension of the due date of existing promissory notes payable
relatives of directors	-	-	24,300	-	-	24,300
non-related parties	-	-	642,000	-	-	642,000

Compensation cost of stock options irrevocably committed to be issued to non-employees for services	-	-	92,000	-	-	92,000

Financing cost of stock options irrevocably committed to be issued in consideration of accounts payable and accrued liabilities
directors and an officer	-	-	110,000	-	-	110,000
Companies controlled by directors	-	-	110,000	-	-	110,000
relatives of a director	-	-	180,000	-	-	180,000
non-related parties	-	-	96,000	-	-	96,000

Compensation cost of stock options related to the modification of previous stock option commitments to non-employees for services
directors and an officer	-	-	193,000	-	-	193,000
relative of a director	-	-	76,000	-	-	76,000
non-related parties	-	-	46,000	-	-	46,000

Financing cost related to the modification of previous stock option and warrant commitments in consideration of promissory notes payable
Director	-	-	14,000	-	-	14,000
relative of a director	-	-	444,000	-	-	444,000
non-related parties	-	-	250,000	-	-	250,000

Loss and comprehensive loss	-	-	-	(4,338,682)	-	(4,338,682)
Balance, December 31, 2004	41,078,446	41,078	9,569,732	(17,813,609)	37,164	(8,165,635)

Common shares issued as full and final settlement of settlement of promissory notes payable to:
a director	1,000,000	1,000	49,000	-	-	50,000
non-related parties	11,600,000	11,600	568,400	-	-	580,000

Common shares issued as full and final settlement accounts payable and accrued liabilities of payable to:
directors and an officer	3,400,000	3,400	166,600	-	-	170,000
relatives of directors	18,500,000	18,500	906,500	-	-	925,000
non-related parties	500,000	500	24,500	-	-	25,000

Financing cost of stock options issued in consideration of promissory notes payable:
relative of a director	-	-	69,176	-	-	69,176
non-related parties	-	-	43,505	-	-	43,505

Compensation cost of stock options issued to: non-employees for services	-	-	238,275	-	-	238,275

Financing cost of stock options issued in consideration of extension of repayment terms of promissory notes issued previously
a director	-	-	86,876	-	-	86,876
non-related parties	-	-	50,617	-	-	50,617

Loss and comprehensive loss	-	-	-	(1,792,686)	-	(1,792,686)
Balance, December 31, 2005	76,078,446	$ 76,078	$11,773,181	$(19,606,295)	$37,164	$ (7,719,872)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Years ended December 31, 2005 and 2004

	2005	2004

Cash flows from operating activities (note 11):
Cash received from customers	$262,799	$546,160
Cash paid to suppliers and employees	(740,495)	(461,108)
Interest paid	(132,072)	(348,705)
Income taxes paid	-	-
Net cash used in operating activities	(609,768)	(263,653)

Cash flows from financing activities:
Promissory notes payable	655,000	340,000
Repayment of promissory notes payable	(60,000)	(85,000)
	595,000	255,000

Cash flows from investing activities:
Purchase of fixed assets	(1,601)	(4,567)

Increase (decrease) in cash	(16,369)	(13,220)

Cash, beginning of year	16,632	29,852

Cash, end of year	$263	$16,632

Non-cash financing activities:

Common shares issued as full and final settlement of promissory notes payable	$630,000	$1,342,000

Common shares issued as full and final settlement of accounts payable and accrued liabilities payable	1,120,000	58,000

Financing cost of stock options issued in consideration for promissory notes payable	112,681	1,086,897

Compensation cost of stock options issued to non-employees for services	238,275	92,000

Financing cost of stock options issued in consideration of extended stock loan repayment terms of promissory notes issued previously	137,493	-

Financing cost of stock options issued in consideration of accounts payable and accrued liabilities	-	496,000

Compensation cost of stock options related to the modification of previous stock option	-	315,000

Financing cost related to the modification of previous stock option and warrant commitments in consideration of promissory notes payable	-	708,000
	$2,238,449	$4,097,897

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

ALR Technologies Inc. ("the Company" or "ALR Tech.") was incorporated under the laws of the State of Nevada on May 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing, and distribution of medical reminder compliance devices. Approximately 82% of the Company's 2005 sales were from two customers (21% and 61% respectively) in the United States of America while approximately 69% of the Company's 2004 sales were from two customers (14% and 55% respectively) in the United States of America.

1.	Basis of presentation:

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company's debt financing is either due on demand or is overdue and now due on demand. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of outstanding options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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
Years ended December 31, 2005 and 2004

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

	d) Options and warrants issued in conjunction with debt

The Company allocates the proceeds received from long term debt between the liability and the attached options and warrants issued in conjunction with debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to its face value as interest expense on a yield basis over the term of the related debt.

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
Years ended December 31, 2005 and 2004

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

For the year ended December 31, 2004, no stock options were granted or irrevocably committed to be issued to employees. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's loss for the year would have been increased to the pro forma amounts below:

		2005	2004
	Loss
	As reported	$1,792,686	$4,338,682
	Add: Employee stock based compensation as recorded	-	-
	Deduct: Employee stock based compensation, fair value method	5,691	-
	Pro forma	$1,798,377	$4,338,682
	Loss, per share, basic and diluted
	As reported	$0.03	$0.14
	Pro forma	$0.03	$0.14

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
Years ended December 31, 2005 and 2004

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

Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

h) Loss per share

Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year. As the Company has a loss in each of the years presented basic and diluted loss per share are the same.

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

Significant areas requiring management estimates include the recoverable amount of the Company's inventories, the fair value of common shares issued as full and final settlement of promissory notes payable and accounts payable and accrued liabilities, compensation costs of stock options issued to employees and non-employees for services or modification of previous stock option commitments and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option or warrant commitments. Actual results could differ from those estimates.

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

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

2.	Significant accounting policies (continued):

k) Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued revised Statement of Financial Accounting Standards No. 123R entitled "Share-Based Payment" ("FAS No. 123R"). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company's financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005. We intend to adopt this standard in the period commencing January 1, 2006. The impact of FAS No. 123 on the year ended December 31, 2005 is disclosed in note 2(f). The impact of FAS No. 123R in 2006 is not yet determinable.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" SFAS 154 provides guidance on the accounting for and reporting of accounting changes ad error corrections. It establishes retrospective application, unless such an approach is impracticable in which case prospective application of the change is appropriate, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. Prior to SFAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. The impact of the adoption of SFAS 154 will have on our financial statements is not yet determinable.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. As the Company does not have any debt or equity investments, the impact of the adoption of FSP115-1 is not expected to impact our financial statements.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

3.	Inventories:
			2005	2004

	Inventories, at cost		$ 278,234	$259,444
	Provision		(243,275)	(180,275)
			$ 34,959	$ 79,169

The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2005 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As a result, management has recorded a provision of $243,275 at December 31, 2005 (2004 - $180,275) in respect of its Human Reminder inventory.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

4.	Fixed assets:
2005
			Accumulated	Net book
		Cost	depreciation	value

	Computer equipment	$ 22,196	$ 15,570	$ 6,626
	Office equipment	5,566	3,639	1,927

		$ 26,161	$ 19,209	$ 8,553

2004
			Accumulated	Net book
		Cost	depreciation	value

	Computer equipment	$ 20,595	$ 13,073	$ 7,522
	Office equipment	5,566	3,158	2,408

		$ 26,161	$ 16,231	$ 9,930

-33

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

5.	Promissory notes payable:
		2005	2004

	Promissory notes payable to relatives of directors:
	Promissory notes payable to a relative of a director, secured by a general security agreement bearing interest at the rate of 1% per month due on demand	$1,910,000	$1,710,000
	Promissory notes payable to relatives of a director, secured by a general security agreement bearing interest at the United States bank prime rate plus 1%, due on demand	500,000	500,000
	Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand	110,000	110,000
	Promissory notes payable, unsecured, from relatives of a director, bearing interest at 1% per month, due on demand	195,000	-
		2,715,000	2,320,000
	Promissory notes payable to directors:
	Promissory note payable to a director, unsecured, bearing interest at 1% per month, due on demand (Cdn $151,000)	129,514	125,457
	Promissory notes payable to a director of the Company, unsecured bearing interest at 1% per month, due on demand	-	50,000
		129,514	175,457
	Promissory notes payable to unrelated parties:
	Promissory notes payable, unsecured, bearing interest at 1% per month, wiith $90,000 repayable on December 31, 2004 and $10,000 repayable on January 10, 2005, which did not occur; currently all due on demand	2,006,500	2,366,500
	Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, which did not occur; currently all due on demand	230,000	250,000
	Promissory note payable to ALR Inc., unsecured, non-interest bearing, repayable on July 17, 2005, which did not occur; currently due on demand	270,912	270,912
		2,507,412	2,887,412
		$ 5,351,926	$ 5,382,869

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

5.	Promissory notes payable (continued):

Promissory notes payable have been classified in current liabilities as they consist of promissory notes payable which are due on demand or which are overdue and are now due on demand. The holders of the promissory notes payable have not taken action to demand repayment.

6.	Capital stock and additional paid in capital:

a) Authorized common shares:

On November 16, 2004 the Company's Board of Directors filed a Definitive Information Statement (the "Information Statement") pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company's shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company's Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of committed option grants described in Note 6(b) below, those options outstanding prior to the effective date were considered to have been granted for accounting purposes.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

6.	Capital stock and additional paid in capital (continued):

	b) Stock options:

	The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:
		2005		2004
			Weighted		Weighted
		Number of	Average	Number of	Average
		Shares	Exercise Price	Shares	Exercise Price
	Outstanding, beginning of year	76,541,463	$ 0.25	35,259,000	$ 0.25
	Granted	36,120,000	0.25	41,282,463	0.25
	Cancelled	(3,560,000)	0.25	-
	Outstanding, end of year	109,101,463	$ 0.25	76,541,463	$ 0.25

	The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2005 were as follows:
	Options Outstanding
	Number of Options		Contractual Lives	Number of Options
	Exercise Price	Outstanding	Remaining (Years)	Exercisable

	$0.25	109,101,463	0.08 to 4.95	79,001,463

Unvested options at December 31, 2005 consist of 30,100,000 (2004 - 4,000,000) options which will vest based on achieving certain sales and performance targets, including 20,000,000 to two directors and 3,000,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or at the beginning of the period in which the sales or performance targets are achieved or probable of being achieved. During the year ended December 31, 2005, 500,000 previously committed options vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $33,673 which has been charged to selling, general and administrative expense. The weighted average per share fair value of the options committed to be issued in the period was $0.07. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 220%, a weighted average risk-free interest rate of 4.18% and no assumed dividend rate.

During the year ended December 31, 2005, the Company irrevocably committed to grant 26,500,000 options to non-employees, including 20,000,000 to two directors for non-directorial services and 3,000,000 to an officer of the Company, and 100,000 options to an employee which will vest upon the Company achieving various performance milestones in connection with a new product being developed by the Company.   The achievement of the performance milestones is not determinable as at December 31, 2005 and, accordingly, the Company has recognized $nil compensation to December 31, 2005. The Company estimates the probability of the achievement of these milestones on a regular basis and adjusts the compensation recorded up to the beginning period where the performance targets are probable of being achieved.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

6.	Capital stock and additional paid in capital (continued):

b) Stock options (continued):

During the year ended December 31, 2005, the Company irrevocably committed to grant 3,975,000 options to non-employees and 100,000 to an employee in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. Compensation cost related to options committed to non-employees, being the fair value of the options, has been estimated to be $204,602, of which $121,447 has been charged to product development expense and $83,155 has been charged to selling, general and administrative expense. The weighted average per share fair value of these options issued in the year was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors from 193% to 222%, risk-free interest rates from 3.73% to 4.18% and no assumed dividend rate.

During the year ended December 31, 2005, the Company irrevocably committed to grant 2,620,000 options, of which 1,620,000 options were committed to be granted to relatives of directors, in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the gross proceeds of the new promissory notes allocated to options, were estimated to be $112,681 and have been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.04. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 193% to 221%, risk free rates of 3.73% to 4.4%and no assumed dividend rate.

During the year ended December 31, 2005, the Company irrevocably committed to grant 2,825,000 options, of which 1,785,000 options were committed to be granted to a director, in consideration of the extension of the due dates of promissory notes issued previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the fair value of the options, were estimated to be $137,493 and have been charged to interest expense. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, a volatility factor of 221%, a risk free rate of 3.73% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

6.	Capital stock and additional paid in capital (continued):

b) Stock options (continued):

During the year ended December 31, 2004, the Company irrevocably committed to grant 1,450,000 options to non-employees in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company for a period of five years from the commitment date. Compensation cost, being the fair value of the options, has been estimated to be $92,000, of which $25,000 has been charged to product development costs and $67,000 has been charged to selling, general and administrative expense. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.06. The compensation cost recorded for the options was determined using the Black Scholes option pricing method, using the expected life of the options of 5 years, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the year ended December 31, 2004, the Company irrevocably committed to grant 6,660,000 options, of which 2,200,000 were committed to be granted to a director and 2,500,000 were committed to be granted to relatives of a director, as consideration to purchasers of promissory notes payable issued during the year. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. These options were issued with exercise prices that were at or above the Company's common share market price at the date of the commitment. These options have been recorded at their fair value. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 111 - 221%, risk free rates of 3.0% to 3.42% and no assumed dividend rate. Financing costs, being the portion of gross proceeds of the new promissory notes allocated to the issued options were estimated to be $404,000 and have been charged to interest expense.

During the year ended December 31, 2004, the Company irrevocably committed to grant 11,096,500 options, of which 570,000 were committed to be granted to relatives of directors, as consideration to holders of promissory note proceeds received previously for the extension of due dates. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. These options were issued with exercise prices that were at or above the Company's common share market price at the date of the commitment. These options have been recorded at their fair value. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 111 - 221%, risk free rates of 3.0% to 3.42% and no assumed dividend rate. Financing costs, being the fair value of options issued in consideration of the extension of promissory note due dates, were estimated to be $666,300 and have been charged to interest expense.

During the year ended December 31, 2004, the Company irrevocably committed to grant 8,075,963 options to existing creditors, of which 1,791,318 options were committed to directors and an officer, 1,782,053 options were committed to companies controlled by directors and 2,937,336 options were committed to relatives of a director, as consideration for the extension of the due dates for outstanding accounts payable and accrued liabilities. All of the options vested at the time of commitment and are exercisable into the Company's common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the fair value of the options, were estimated to be $496,000 and has been charged to interest expense. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

During the year ended December 31, 2004, interest expense includes $16,597 of amortized promissory note discounts related to options irrevocably committed to be issued in the year ended December 31, 2003.

During the year ended December 31, 2004, the Company modified the terms of 7,300,000 previous options commitments for services, of which 4,250,000 options were committed to directors and an officer and 2,000,000 options were committed to a relatives of a director, and 13,850,000 previous option commitments in consideration of promissory notes to extend the expiry date of the options to June 30, 2009, of which 305,000 options were committed to a director and 12,000,000 options were committed to a relative of a director. In addition, the Company issued 12,000,000 options to purchase common shares, with an exercise price of $0.25 per share to June 30, 2009 in exchange for previous warrant commitments on promissory note financings. Compensation cost related to the modification of previous option commitments for services was estimated to be $315,000, of which $10,000 has been charged to product development expense and $305,000 has been charged to selling, general and administrative expense. Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes payable has been estimated to be $708,000, which has been charged to interest expense. Compensation cost and financing cost have been estimated as the fair value of the options, using the Black Scholes option pricing model, using the expected lives of the options of 5 years, a volatility factor of 111%, a risk free rate of 3.00% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

6.	Capital stock and additional paid in capital (continued):

	c) Shares issued in settlement of liabilities:

During the year ended December 31, 2005, the Company issued 22,900,000 common shares to related parties (note 7) and 12,100,000 common shares to other than related parties in settlement of accounts payable and accrued liabilities and promissory notes payable totaling $1,750,000. These shares have been recorded at their estimated fair value at the date of settlement of $0.05 per share or $1,750,000. As the fair value of the shares issued was equal to the total amount of accounts payable and accrued liabilities and promissory notes settled, no gain or loss on debt settlement was recorded. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

During the year ended December 31, 2004, the Company issued 20,000,000 common shares to a director and a relative of a director (note 7) in settlement of promissory notes payable and accounts payable and accrued liabilities of $1,000,000. These shares have been recorded at their estimated fair value of $0.07 per share or $1,400,000, based on the quoted market price of the common shares at the issue date, resulting in a loss on debt settlement of $400,000. Common shares issued are restricted from sale for a period of one year from the issue date in accordance with securities regulations.

7.	Related party transactions:
		2005	2004
	19,000,000 (2004 - 10,000,000) common shares issued to a director, his relatives and a company controlled by a director for full and final settlement of outstanding promissory notes payable and accounts payable and accrued liabilities	$975,000	$700,000

	3,400,000 (2004 -10,000,000) common shares issued to a director for full and final settlement of outstanding promissory notes payable and accounts payable and accrued liabilities	170,000	700,000

	500,000 common shares issued an officer for full and final settlement of outstanding accounts payable and accrued liabilities	25,000	-

	Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of promissory notes payable	69,176	284,000

	Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of the extension of the due dates of promissory notes proceeds received previously	86,876	24,300

	Financing cost related to options irrevocably committed to be issued to directors, relatives of directors, companies controlled by directors and an officer in consideration of outstanding accounts payable and accrued liabilities	-	400,000

	Compensation and financing costs related to modification of previous option and warrant commitments to directors, officers and relatives of directors	-	727,000

	Interest on promissory notes payable	400,671	929,856
	Management compensation to directors	310,200	300,600
	Compensation paid to a relative of a director	36,000	36,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed in note 6(b).

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

8.	Contingency:

Accounts payable and accrued liabilities, as of December 31, 2005, includes $201,489 (2004 - $180,666) of payables, which the Company disputes. The outcome of these matters cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the suppliers are reached and the amount becomes determinable.

9.	Subsequent events:

Subsequent to December 31, 2005, the Company had the following significant transactions:

a)   The Company received $100,000 from a relative of a director in exchange for a promissory note payable, which bears interest at 1% per month, is unsecured and is due on demand. In consideration, the Company irrevocably committed to issue stock options to purchase 400,000 common shares of the Company exercisable at the price of $0.25 for a period of five years.

b) The Company irrevocably committed to issue stock options to two consultants to purchase 2,250,000 common shares of the Company exercisable at the price of $0.25 for a period of five years from the commitment date.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Years ended December 31, 2005 and 2004

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

	The maximum credit risk exposure for all financial assets is the carrying value of the asset.

11.	Reconciliation of loss to net cash used by operating activities:

		2005	2004
	Loss	$(1,792,686)	$(4,338,682)

	Adjustments to reconcile loss to net cash used by operating activities:
	Depreciation	2,978	2,847
	Foreign exchange loss on note payable	4,057	8,957
	Loss on settlement of loan	-	400,000
	Amortization of discount resulting from options issued in consideration for promissory notes	-	16,597
	Financing cost of options irrevocably committed to be issued in consideration for promissory notes payable or their due date extension	250,174	1,086,897
	Compensation cost of options irrevocably committed to be issued to non-employees for services	238,275	92,000
	Financing cost of options irrevocably committed to be issued in consideration for accounts payable and accrued liabilities	-	496,000
	Compensation cost of stock options, related to the modification of previous stock option commitments to non-employees for services	-	315,000
	Financing cost related to the modification of previous option and warrant commitments in consideration of promissory notes	-	708,000
	Decrease in accounts receivable	9,263	116,526
	Decrease in inventories	44,210	34,464
	(Decrease) increase in accounts payable and accrued liabilities	(420,584)	674,286
	Common shares issued as full and final settlement of accounts payable and accrued liabilities payable	1,120,000	58,000
	Decrease (increase) in customer deposits	(65,455)	65,455

	Net cash used by operating activities	$ (609,768)	$ (263,653)

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes of Accountants during the two most recent fiscal years.

ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held
Sidney Chan	56	Chief Executive Officer, Chief Financial Officer and member of the Board of Directors

Stanley Cruitt	57	President and member of the Board of Directors

Dr. Jaroslav Tichy	66	Vice President, Technology

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

Involvement in Certain Legal Proceedings

To the Company's knowledge, during the past five years, its officers and directors: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying	LTIP	Compen-
Name and Principal			Bonus	Compen-	Award(s)	Options /	Payouts	Sation
Position	Year	Salary ($)	($)	sation ($)[1]	($)	SARs (#)	($)	($)
Sidney Chan [2]	2005	144,000	-	-	-	11,785,000	-	-
CEO & Director	2004	144,000	-	-	-	60,000	-	-
	2003	144,000	-	9,600	-	-	-	-

Stanley Cruitt [3]	2005	156,600	-	9,600	-	10,000,000	-	-
President & Director	2004	156,600	-	9,600	-	3,835,069	-	-
	2003	156,600	-	9,600	-	168,000	-	-

Robert Frattaroli [4]	2005	-	-	-	-	-	-	-
Executive Vice	2004	-	-	-	-	686,000	-	-
President (resigned	2003	72,500	-	-	-	-	-	-
August 2003)

Dr. Jaroslav.	2005	60,000	-	-	-	3,000,000	-	-
Tichy, [5]	2004	60,000	-	-	-	246,249	-	-
Vice President -	2003	60,000	-	-	-	-	-	-
Technology

[1]	Automobile allowance
[2]

At December 31, 2005, salaries and other annual compensation for fiscal 2004, 2003 and 2002 totaling $388,000 and the $150,000 bonus for fiscal 2000 remain unpaid and are included in accounts payable and accrued liabilities.

[3]	At December 31, 2005, salaries and other annual compensation for fiscal 2004, 2003 and 2002 totaling $425,000 remain unpaid and are included in accounts payable and accrued liabilities.
[4]

At December 31, 2005, salaries and other annual compensation totaling $171,500 remain unpaid and are included in accounts payable and accrued liabilities. Mr. Frattaroli resigned as an officer of the Company in August, 2003.

[5]	At December 31, 2004, salaries and other annual compensation for fiscal 2005 and 2004 totaling $65,000 remain unpaid and are included in accounts payable and accrued liabilities.

The Company has irrevocably committed to grant a total of 13,845,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issuer, 18,441,976 stock options to Stanley Cruitt, President and a Director of the issuer, 3,495,249 options to Jaroslav Tichy, Vice President - Technology of the issuer and 1,686,000 options to Robert Frattaroli, former Executive Vice President of the issuer. The exercise price of the options will be $0.25 per share and they will be exercisable for a period of five years.

The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Frattaroli.

The Company does not have any long-term incentive plans. However, the Company issued 200,000 stock options to an employee.

The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt	$156,600
Dr. Jaroslav Tichy	$60,000

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

Compensation of Directors

There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2005 fiscal year.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

The Board of Directors consists two members, Mr. Sidney Chan, Chairman and Chief Executive Officer of the Company and Mr. Stanley Cruitt, President of the Company. Both directors are also officers of the Company. There are no independent directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2005, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Amount and
Name and Address	Nature of		Percent
of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	27,500,000[1]	Chief Executive Officer and a	36.15%
3062 S.W. Marine Dr		member of the Board of
Vancouver, B.C.		Director

Stanley Cruitt	13,400,000	President and a member of	17.61%
525 Roslyn Road		the Board of Directors
Winston-Salem N.C.

Dr. Jaroslav Tichy	500,000	Vice President, Technology	0.66%
7128 Brewster Drive West Delta, BC V4E 1V2

All officers and Directors	41,400,400		54.42%
as a group. (3 persons)

[1]   1,000,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, and 26,000,000 shares are owned by Christine Kan, Mr. Chan's wife.

In consideration of services, promissory notes payable or the extension of their due dates and accounts payable and accrued liabilities, the Company has irrevocably committed to issue a total of 13,845,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company, 18,197,336 stock options to Christine Kan, his wife and 1,543,136 options to a company controlled by Mr. Chan and Ms. Kan. The Company has also irrevocably committed to issue a total of 18,441,976 stock options to Stanley Cruitt, President and a Director of the issuer, 210,000 options to Annie Cruitt, his wife, 3,496,249 options to Jaroslav Tichy, Vice President, Technology of the issuer, 1,500,000 options to Ken Robulak, former Chief Financial Officer and a former Director of the issuer, and 1,686,000 options to Robert Frattaroli, former Executive Vice President of the issuer. The Company has also irrevocably committed to issue a total of 21,227,336 stock options to relatives of a director The exercise price of the options is $0.25 per share and the options are exercisable for a period of five years from the commitment date.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 2005, the Company issued the following common shares:

  500,000 common shares to Sidney Chan, Chief Executive Officer and Director of the Company, in settlement of interest payable of $25,000;
  3,400,000 common shares to Stanley Cruitt, President and Director of the Company, in settlement of promissory note of $50,000 and accounts payable of $120,000;
  500,000 common shares to Jaroslav Tichy, Vice President Technology of the Company, in settlement of accounts payable of $25,000;
  17,950,000 common shares to three relatives of Sidney Chan in settlement of interest payable of $897,500;
  550,000 common shares to a private corporation controlled by Sidney Chan and his wife in settlement of accounts payable of $27,500.

On January 27, 2005, Christine Kan, wife of Sidney Chan, Chief Executive Officer and Director of the Company loaned the Company a total of $200,000. The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company.

During the year ended December 31, 2005, the Company received loans totaling $205,000 from two relatives of Sidney Chan. The loans bear interest at 1% of month and are unsecured. Of the total loan, $10,000 was repaid in August 2005.

During the year ended December 31, 2005, the Company irrevocably committed to issue the following stock options to common shares of the Company:

  800,000 stock options to Christine Kan and 820,000 to relatives of Sidney Chan in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date;

  1,785,000 stock options to Sidney Chan in consideration of the extension of due dates of promissory note payable issued previously. All of the options vested at the time of commitment and are exercisable into the Company's common shares for a period of five years from the commitment date;
  10,000,000 stock options each to Sidney Chan and Stanley Cruitt and 3,000,000 to Jaroslav Tichy in consideration ofservices, subject to certain vesting and performance conditions. The options, once vested, are exercisable into the Company's common shares for a period of five years from the commitment date.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

The Company filed one report on Form 8-K on December 19, 2005.

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

2005	CDN$39,000	KPMG
2004	CDN$32,000	KPMG

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	CDN$22,250	KPMG
2004	CDN$23,150	KPMG

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$ nil
2004	$ nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$ nil
2004	$ nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May, 2006.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Principal Executive Officer and Principal Accounting Officer

BY:	STANLEY CRUITT
Stanley Cruitt
President and a Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Principal Executive Officer, Principal	May 17, 2006
Sidney Chan	Financial Officer and a member of the Board of Directors

STANLEY CRUITT	President and a Member of the Board of	May 17, 2006
Stanley Cruitt	Directors