Form 10QSB
period 2006-03-31
ALR TECHNOLOGIES INC
filed 2006-05-18
CIK 1087022

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 17 2006: 76,078,446

The Registrant is a Shell company.     Yes [   ]     No [X]

============================================================================================

PART I. FINANCIAL INFORMATION

Item 1.     Interim Financial Statements

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)
March 31, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$92	$263
Accounts receivable, net of allowance of $520
(December 31, 2005 - $1,025)	14,435	3,114
Inventories (note 3)	35,363	34,959
	49,890	38,336
Fixed assets, net of accumulated depreciation	7,960	8,553
	$57,850	$46,889
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,169,137	$1,053,596
Accounts payable and accrued liabilities due to related parties	1,493,771	1,361,239
Customer deposits	25,597	-
Promissory notes payable to relatives
of directors (note 4)	2,815,000	2,715,000
Promissory notes payable to directors (note 4)	129,381	129,514
Promissory notes payable (note 4)	2,507,412	2,507,412
	8,140,298	7,766,761
Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001 per share authorized
76,078,446 issued (December 31, 2005 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,220,145	11,773,181
Deficit	(20,403,247)	(19,606,295)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(8,069,860)	(7,719,872)
Basics of presentation (note 1)
Commitments (note 5)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)
	$70,438	$46,889

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
Three Month Period Ended March 31, 2006 and 2005
(Unaudited)

		Three Months ended
		March 31
		2006	2005

Sales	$	$ 17,417	$48,549
Cost of sales		1,146	12,124
		16,271	36,425

Expenses
Depreciation		593	693
Development costs		146,662	105,853
Foreign exchange loss (gain)		(270)	(167)
Interest		166,260	306,282
Professional fees		11,346	33,706
Rent		11,047	5,960
Selling, general and administration		477,585	211,483
		813,223	663,810
Loss and comprehensive loss		(796,952)	(627,385)
Deficit, beginning of period		(19,606,295)	(17,813,609)

Deficit, end of period		$(20,403,247)	$(18,440,994)

Loss per share, basic and diluted		$(0.01)	$(0.01)

Weighted average shares outstanding,
- basic and diluted		76,078,446	57,411,779

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Three Month Period Ended March 31, 2006
(Unaudited)

	Capital Stock		Additional		Accumulated Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, Dec. 31,2005	76,078,446	$76,078	$ 11,773,181	$(19,606,295)	$ 37,164	$(7,719,872)

Financing cost of stock
options issued in
consideration of
promissory notes payable:
relative of a director	-	-	19,000	-	-	19,000

Compensating cost of stock
options issued or vested
for services:
directors and officer	-	-	326,842	-	-	326,842
employees and
consultants	-	-	101,122	-	-	101,122

Loss and comprehensive
loss	-	-	-	(796,952)	-	(796,952)

Balance, March 31, 2006	76,078,446	$76,078	$12,220,145	$(20,403,247)	$ 37,164	$(8,069,860)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Three Month Period Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31
	2006	2005

Cash flows from operating activities (note 8):
Cash received from customers	$31,693	$23,704
Cash paid to suppliers and employees	(130,367)	(74,907)
Interest paid	(1,497)	(156,991)
Income taxes paid	-	-
Net cash used in operating activities	(100,171)	(208,194)

Cash flows from financing activities:
Promissory notes payable	100,000	200,000
	100,000	200,000

Cash flows from investing activities:
Purchase of fixed assets	-	(228)
	-	(228)

Increase (decrease) in cash during the period	(171)	(8,422)
Cash, beginning of period	263	16,632

Cash, end of period	$92	$8,210

Non-cash financing activities:

Common shares issued as full and final settlement of
promissory notes payable to:
director and officer	$-	$50,000
non-related parties	-	580,000
Common shares issued as full and final settlement of
accounts payable and accrued liabilities payable to:
director and officer	-	170,000
relatives of directors	-	925,000
non-related parties	-	25,000
Financing cost of stock options issued in consideration for
promissory notes payable	19,000	33,000
Compensation cost of stock options issued to
employee and consultants for services	427,964	136,798
Financing cost of stock stock options issued in
consideration of extended loan repayment terms	-	137,493

	$446,964	$2,057,291

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Month Period Ended March 31, 2006 and 2005
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

2.   Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Month Period Ended March 31, 2006 and 2005
(Unaudited)

(a)   Stock based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued. Had the Company determined compensation costs for stock options issued to employees and directors prior to January 1, 2006 based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three month period ended March 31, 2005 would have been the pro forma amounts below:

	Three Months Ended
	March 31,
	2006	2005
Loss
As reported	$(796,952)	$(627,385)
Add:
Employee stock based compensation, as recorded	n/a	-
Deduct:
Employee stock based compensation, fair value method	n/a	-
Pro forma	$(796,952)	$(627,385)
Loss per share, basic and diluted
As reported	(0.01)	(0.01)
Pro forma	(0.01)	(0.01)

3.   Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to March 31, 2006 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of March 31, 2006, management had recorded a provision of $243,275 (December 31, 2005 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2005 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month period ended March 31, 2006 and 2005
(Unaudited)

4.   Promissory notes payable

During the three month period ended March 31, 2006, the Company received $100,000 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand, bears interest at 1.0% per month and is unsecured. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 4, 2011 were issued (see note 5(b)).

During the three month period ended March 31, 2006, a promissory note repayable in Canadian dollars to a director was decreased by $133 due to favorable exchange rate changes.

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month period ended March 31, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Three Months Ended		Year Ended
	March 31, 2006		December 31, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	109,101,463	$0.25	76,541,463	$0.25
Granted	2,650,000	0.25	36,120,000	0.25
Expired or cancelled	(1,650,000)	0.25	(3,560,000)	0.25
Outstanding, end of period	110,101,463	$0.25	109,101,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2006 were as follows:

	Options Outstanding
	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining	Exercisable
$0.25	110,101,463	0.07 to 4.87	85,063,963

Unvested options at March 31, 2006 consist of 25,037,500 options which will vest based on achieving certain sales and performance targets, including 15,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved. During the three month period ended March 31, 2006, 7,312,500 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $408,534 of which $323,270 and $85,264 has been charged to selling, general and administrative expense and product development costs respectively. The weighted average per share fair value of the options issued and vested in the period was $0.06. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 195%, a weighted average risk free interest rate of 4.03% and no assumed dividend rate.

During the three month period ended March 31, 2006, the Company granted 2,250,000 options to consultants in exchange for services. All of the options are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years subject to certain vesting terms. Of the total, 2,000,000 options will be vested equally over a ten-month period and 250,000 will be vested pending on the Company achieving various performance milestones in connection with a new product being developed by the Company.

During the quarter ended March 31, 2006, 662,500 options previously committed to issue were vested. The compensation cost related to these vested options, being the fair value of the options, has been estimated to be $49,964, of which $4,163 has been charged to product development expense and $45,801 has been charged to selling, general and administrative expense. The weighted average per share fair value of the options issued and vested in the period was $0.08. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, a weighted volatility factor of 195%, a weighted average risk free interest rates of 4.32% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three month period ended March 31, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options (continued):

During the three month period ended March 31, 2006, the Company irrevocably committed to grant 400,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. The gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $19,000 and has been charged to interest expense. The weighted average per share fair value of the options issued in the period was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 195%, risk free interest rates of 4.28% and no assumed dividend rate.

Also, 6,650,000 options that were granted in the prior periods were vested during the quarter ended March 31, 2006. Of the total of these vested options, 5,000,000 were granted to directors, 750,000 were granted to an officer, 25,000 were granted to an employee and 875,000 options were issued to other non-related parties. All of the options vest immediately and are exercisable into the Company's common shares at an exercise price for a period of five years from the commitment date. Compensation cost related to these options, being the fair value of the options, has been estimated to be $378,000, of which $292,736 and $85,264 has been charged to selling, general, and administration expenses and product development costs respectively. The weighted average per share fair value of the options vested in the period was $0.06. The value was determined using the Black Scholes option pricing model, using the expected life of the options, a weighted volatility factor of 195%, a weighted risk free rate of 3.98% and no assumed dividend rate.

6.   Contingency

Accounts payable and accrued liabilities as of March 31, 2006 includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Month Period Ended March 31, 2006 and 2005
(Unaudited)

7.   Related party transactions

Related party transactions for the three month period ended March 31, 2006, included the following:

	2006	2005
1,000,000 common shares issued to a relative of a director for full and final
settlement of outstanding promissory notes payable	$-	$50,000
3,400,000 common shares issued to a director and an officer for full and final settlement of outstanding promising notes payable
accrued liabilities	-	170,000
18,500,000 common shares issued to relatives of directors
For full and final settlement of outstanding accounts
Payable and accrued liabilities	-	925,000
Financing cost related to options issued to
relatives of directors in consideration of promissory notes or
payable or their due date extension	19,000	33,000
Financing costs related to options irrevocable
committed to be issued to director in consideration of
extension of repayment terms of promissory not payable	-	86,876
Interest	83,118	70,696
Compensation paid to a relative of a director	36,000	36,000
Management compensation to directors and officer	88,950	86,550
	$227,068	$1,458,122

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to be the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $1,493,772 (December 31, 2005 - $1,361,239) owing to related parties.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Month Period Ended March 31, 2006 and 2005
(Unaudited)

8.   Reconciliation of loss to net cash used in operating activities

	Three Months Ended
	March 31,
	2006	2005

Loss	$(796,952)	$(627,385)

Adjustments to reconcile loss to net cash used in operating
activities:

Depreciation	593	693

Compensation cost of options
issued or vested for services	337,116	136,798

Compensation cost of options issued
or vested for product development	90,848	-

Financing cost of options issued
in consideration of promissory
notes payable and extending
terms of repayment	19,000	170,493

Increase (decrease) in promissory note payable to a director
due to change in exchange rate	(133)	(622)

Increase (decrease) in accounts receivable	(11,321)	248

Decrease (increase) in inventories	(404)	1,540

(Increase) decrease in prepaid expenses and deposit	(12,588)	(15,330)

Increase in accounts payable and
accrued liabilities	248,073	150,464

Increase (decrease) in customer deposits	25,597	(25,093)

Net cash used in operating activities	$(100,171)	$(208,194)

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2006, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Sales revenue was $17,417 in the quarter ended March 31, 2006 as compare to $48,549 in the quarter ended March 31, 2005. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

Development costs increased to $146,662 in the quarter ended March 31, 2006 from $105,853 in the first quarter of 2005. Development costs incurred in the first quarter of 2006 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months ended March 31, 2006 include $89,427 (2005 - $41,070) of non-cash compensation costs related to options issued for services in the period.

Interest expense decreased to $166,260 for the quarter ended March 31, 2006 as compared with $306,282 for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Company incurred non-cash interest expense of $19,000 being options issued in consideration for promissory notes payable. Interest expense for the quarter ended March 31, 2005, included non-cash interest expense of $33,000. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $11,346 for the quarter ended March 31, 2006 as compared with $33,706 for the same period in 2005. Fees were lower in the first quarter of 2006 primarily due to less accounting services obtained in the period.

The selling, general and administrative expenses were $477,585 for the quarter ended March 31, 2006 as compared to $211,483 for the same period in 2005. Included in selling, general and administrative expenses is $338,537 for the three months ended March 31, 2006, relating to options issued in exchange for services as compared to $95,728 over the same period in 2005. The increase relates primarily to the 5,750,000 options issued previously for services were vested during the three months ended March 31, 2006.

The loss of $796,952 for the quarter ended March 31, 2006 increased from a loss of $627,385 for the same period in 2005. The largest component of this increase was due to decrease in non-cash interest and compensation costs related to options previously issued for product development and services were vested during the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of March 31, 2006, the Company's cash balance was $92 compared to $263 as at December 31, 2005. As of March 31, 2006, the Company had a working capital deficiency of $8,090,408 as compared to a working capital deficiency of $7,728,425 as at December 31, 2005.

Short and Long Term Liquidity

As at March 31, 2006, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months was $100,171 as compared with $208,194 during the same period in 2005. The increase in cash used in operations relates primarily to a decrease in cash amounts received from customers and increase in cash amounts paid to suppliers.

Cash Proceeds from Financing Activities

During three months ended March 31, 2006, the Company received loans totalling $100,000 from a relative of a director. During the three months ended March 31, 2005, the Company received loans totalling $200,000 from a relative of a director. In addition, a total of 35,000,000 common shares were issued in the period as follows:

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

A total of 35,000,000 common shares were issued in the quarter ended March 31, 2005:

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

-	17,950,000 restricted common stocks were issued to relatives of a director in consideration of their forgiveness of interest payable in the amount of $897,500.
-	550,000 restricted common stocks were issued to a private company controlled by a director and his relative in consideration of its forgiveness of accounts payable in the amount of $27,500.
-	11,600,000 restricted common stocks were issued to four promissory note payable holders in consideration of their forgiveness of promissory note payable totalling $580,000.
-	500,000 restricted common stocks were issued to two consultants in consideration of their forgiveness of accounts payable in the amount of $25,000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the period. However there are liabilities totalling $5,451,793 for outstanding promissory notes that are due on demand. The promissory note holders have not demanded payment as of the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2006.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Chairman, Chief Executive Officer and a member of the Board of Directors

BY:	STANLEY CRUITT
Stanley Cruitt, President and a Member of the Board of Directors