Form 10QSB
period 2006-06-30
ALR TECHNOLOGIES INC
filed 2006-08-14
CIK 1087022

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0225807
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

114M Reynolda Village
Winston-Salem, North Carolina 27106
 (Address of principal executive offices)

(336) 722-2254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2006: 76,078,446

The Registrant is a Shell company. Yes [   ]   No [X]

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
June 30, 2006 and December 31, 2005

	June 30	December 31
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$8,681	$263
Accounts receivable, net of allowance of $Nil
(December 31, 2005 - $1,025)	6,043	3,114
Inventories (note 3)	51,524	34,959
	66,248	38,336
Fixed assets, net of accumulated depreciation	7,366	8,553
	$73,614	$46,889
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1,281,692	$1,053,596
Accounts payable and accrued liabilities due to related parties	1,616,995	1,361,239
Customer deposits	25,597	-
Promissory notes payable to relatives of directors (note 4)	2,815,000	2,715,000
Promissory notes payable to directors (note 4)	133,227	129,514
Promissory notes payable (note 4)	2,577,412	2,507,412
	8,449,923	7,766,761
Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001 per share
authorized 76,078,446 issued (December 31, 2005 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,290,577	11,773,181
Deficit	(20,780,128)	(19,606,295)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(8,376,309)	(7,719,872)
Basics of presentation (note 1)
Commitments (note 5)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)
	$73,614	$46,889

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Loss and Deficit
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited )

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenue
Sales	$200,935	$253,387	$218,352	$301,936
Cost of sales	47,378	54,916	48,524	67,040

	153,557	198,471	169,828	234,896

Expenses
Depreciation	594	796	1,187	1,489
Development costs	60,740	47,161	207,402	153,014
Foreign exchange (gain)	7,538	(2,615)	7,268	(2,782)
Interest	185,947	181,544	352,207	487,826
Professional fees	46,703	38,959	58,049	72,665
Rent	9,446	10,483	20,493	16,443
Selling, general and administrative	219,470	89,974	697,055	301,457
	530,438	366,302	1,343,661	1,030,112

Loss and comprehensive loss	(376,881)	(167,831)	(1,173,833)	(795,216)
Deficit, beginning of period	(20,403,247)	(18,440,994)	(19,606,295)	(17,813,609)

Deficit, end of period	$(20,780,128)	$(18,608,825)	$(20,780,128)	$(18,608,825)

Loss per share, basic and diluted	$-	$-	$(0.02)	$(0.01)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	66,796,678

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six Months Ended June 30, 2006
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$(19,606,295)	$37,164	$(7,719,872)

Financing cost of stock options issued
in consideration of promissory notes
payable:
relative of a director	-	-	19,000	-	-	19,000
non-related parties	-	-	24,631	-	-	24,631

Compensating cost of stock options
issued or vested for services:
directors and officer			326,842			326,842
employees and consultants	-	-	146,923	-	-	146,923

Loss and comprehensive loss	-	-	-	(1,173,833)	-	(1,173,833)

Balance, June 30, 2006	76,078,446	$76,078	$12,290,577	$(20,780,128)	$37,164	$(8,376,309)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited )

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Cash flows from operating activities (note 8):
Cash received from customers	$209,327	$17,749	$241,020	$41,453
Cash paid to suppliers and employees	(266,105)	(276,076)	(396,472)	(350,983)
Interest paid	(4,633)	(47,573)	(6,130)	(204,564)

Net cash used in operating activities	(61,411)	(305,900)	(161,582)	(514,094)
Cash flows from financing activities:
Promissory notes payable	70,000	300,000	170,000	500,000
	70,000	300,000	170,000	500,000
Cash flows from investing activities:
Purchase of fixed assets	-	(1,373)	-	(1,601)
	-	(1,373)	-	(1,601)

Increase (decrease) in cash during the period	8,589	(7,273)	8,418	(15,695)
Cash, beginning of period	92	8,210	263	16,632

Cash, end of period	$8,681	$937	$8,681	$937
Non-cash financing activities:
Common shares issued as full and final settlement
of promissory notes payable to:
Director and officer	$-	$-	$-	$50,000
Non-related parties	-	-	-	580,000

Common shares issued as full and final settlement
of accounts payable and accrued liabilities
payable to:
Director and officer	-	-	-	170,000
Relatives of directors	-	-	-	897,500
A company controlled by a relative of a director	-	-	-	27,500
Non-related parties	-	-	-	25,000

Financing cost of stock options issued in
consideration for promissory notes payable	24,631	44,285	43,631	77,285

Compensation cost of stock options issued to
non-employees for services	45,801	-	473,765	136,798

Financing cost of stock options issued in
consideration of extended loan repayment terms	-	-	-	137,493
	$70,432	$44,285	$517,396	$2,101,576

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
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

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

(a)   Stock based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued. Had the Company determined compensation costs for stock options issued to employees and directors prior to January 1, 2006 based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the six month period ended June 30, 2005 would have been the pro forma amounts below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Loss as reported	$(376,881)	$(167,831)	$(1,173,833)	$(795,216)
Add:
Employee stock based compensation,
as recorded	-	-	-	-
Deduct:
Employee stock based compensation,
fair value method	-	-	-	-
Proforma	$(376,881)	$(167,831)	$(1,173,833)	$(795,216)
Loss per share, basic and diluted
As reported	$-	$-	$(0.02)	$(0.01)
Proforma	$-	$-	$(0.00)	$(0.01)

3.   Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to June 30, 2006 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of June 30, 2006, management had recorded a provision of $243,275 (December 31, 2005 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2005 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

4.   Promissory notes payable

During the six month period ended June 30, 2006, the Company received $100,000 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand, bears interest at 1.0% per month and is unsecured. As further consideration, 400,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 4, 2011 were issued (see note 5(b)).

During the six month period ended June 30, 2006, the Company received a total of $70,000 from two non-related parties in exchange for promissory notes payable. The promissory notes are due on demand, bear interest at 1.0% per month and are unsecured. As further consideration, 280,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until April 7, 2011 and April 27, 2011 respectively were issued (see note 5(b)).

During the six month period ended June 30, 2006, a promissory note repayable in Canadian dollars to a director was increased by $3,713 due to unfavorable exchange rate changes.

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

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of period	109,101,463	$0.25	76,541,463	$0.25
Granted	2,930,000	0.25	6,500,000	0.25
Expired or cancelled	(2,770,000)	0.25	(250,000)	0.25

Outstanding, end of period	109,261,463	$0.25	82,791,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2006 were as follows:

Options Outstanding
Exercise	Number of Options	Contractual Lives	Number of Options
Price	Outstanding	Remaining	Exercisable

$0.25	109,261,463	0.92 to 4.83	84,823,963

During the six month period ended June 30, 2006, the Company irrevocably committed to grant 680,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. Financing cost related to the gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $43,631 and has been charged to interest expense. The weighted average per share fair value of the options issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, volatility factors of 194%, risk free interest rates of 4.29% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Three months ended June 30, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options (continued):

During the six month period ended June 30, 2006, the Company granted 2,250,000 options to consultants in exchange for services. All of the options are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years subject to certain vesting terms. Of the total, 2,000,000 options will be vested equally over a ten-month period and 250,000 will be vested pending on the Company achieving various performance milestones in connection with a new product being developed by the Company.

During the six month period ended June 30, 2006, 7,912,500 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $473,765 of which $384,338 and $89,427 has been charged to selling, general and administrative expense and product development costs respectively. The weighted average per share fair value of the options issued and vested in the period was $0.06. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 195%, a weighted average risk free interest rate of 4.03% and no assumed dividend rate.

Unvested options at June 30, 2006 consist of 24,437,500 options which will vest based on achieving certain sales and performance targets, including 17,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

6.   Contingency

Accounts payable and accrued liabilities as of June 30, 2006 includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

7.   Related party transactions

Related party transactions for the six months ended June 30, 2006 and 2005, included the following:

	June 30	June 30
	2006	2005
1,000,000 common shares issued to a relative of a
director for full and final settlement of outstanding
promissory note payable	$-	$50,000

3,400,000 common shares issued to a director and
an officer for full and final settlement of outstanding
promissory note payable and accounts payable and
accrued liabilities	-	170,000

18,500,000 common shares issued to a relative of a
director for full and final settlement of outstanding
accounts payable and accrued liabilities	-	925,000

Financing cost related to options irrevocably
committed to be issued to directors and relatives of
directors in consideration of promissory notes
payable or their due date extension	19,000	137,909

Financing cost related to vested options irrevocably
committed to be issued to directors and officer in
consideration of services and product development	326,842	-

Interest on promissory notes payable	171,092	137,859

Management compensation for directors and officer	227,100	174,600

	$744,034	$1,595,368

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to be the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $1,616,995 (December 31, 2005 - $1,361,239) owing to related parties.

ALR TECHNOLOGIES INC.
 Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2006 and 2005
(Unaudited)

8.   Reconciliation of net loss to net cash used in operating activities

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net loss for the period	$(376,881)	$(167,831)	$(1,173,833)	$(795,216)
Add items not affecting cash:
Depreciation	594	796	1,187	1,489
Foreign exchange on note payable	3,846	(1,630)	3,713	(2,252)
Compensation cost of options
issued for services	45,801	-	384,338	95,728
Compensation cost of options
product development	-	-	89,427	41,070
Financing of option issued in consideration
for promissory notes payable	24,631	44,285	43,631	77,285
Financing of option irrevocably issued in
consideration for loan extension	-	-	-	137,493
Non-cash working capital items:
Receivable and advances	8,392	(195,276)	(2,929)	(195,028)
Inventories	(16,161)	(781)	(16,565)	759
Prepaid expenses	12,588	(6,670)	-	(22,000)
Accounts payable and accrued liabilities	235,779	61,569	483,852	212,033
Customer deposit	-	(40,362)	25,597	(65,455)

	$(61,411)	$(305,900)	$(161,582)	$(514,094)

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at June 30, 2006, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Sales revenue was $200,935 in the quarter ended June 30, 2006 and $218,352 for the six months ended June 30, 2006 as compare to $253,387 in the quarter ended June 30, 2005 and $301,936 during the six months ended June 30, 2005. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

Development costs were $60,740 in the quarter ended June 30, 2006 and $207,402 for the six months ended June 30, 2006 from $47,161 in the second quarter of 2005 and $153,014 for the six months ended June 30, 2005. Development costs incurred in the first quarter of 2006 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the quarter and six months ended June 30, 2006 include $89,427 and $89,427 respectively of non-cash compensation costs related to options issued for services in the period.

Interest expense was $185,947 for the quarter ended June 30, 2006 and $352,207 for the six months ended June 30, 2006 as compared with $181,544 for the quarter ended June 30, 2005 and $487,826 for the six months ended June 30, 2006. During the quarter and six months ended June 30, 2006, the Company incurred non-cash interest expense of $19,000 and $43,631 respectively being options issued in consideration for promissory notes payable. Interest expense for the quarter and six months ended June 30, 2005, included non-cash interest expense of $44,285 and $214,778 respectively. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $46,703 for the quarter ended June 30, 2006 and $58,049 for the six months ended June 30, 2006 as compared with $38,959 and $72,665 for the same periods in 2005. Fees were higher in the second quarter of 2006 primarily due to higher accounting services obtained in the period.

The selling, general and administrative expenses were $219,470 for the quarter ended June 30, 2006 and $697,055 for the six months ended June 30, 2006 as compared to $89,974 and $301,457 for the same periods in 2005. Included in selling, general and administrative expenses was $45,801 for the quarter ended June 30, 2006 and $384,338 for the six months ended June 30, 2006, relating to options issued in exchange for services as compared to $Nil for the quarter ended June 30, 2005 and $95,728 for the six months ended June 30, 2005. The increase relates primarily to the options issued previously for services were vested during the six months ended June 30, 2006.

The loss of $376,881 for the quarter ended June 30, 2006 and $1,173,833 during the six months ended June 30, 2006 increased from a loss of $167,831 and $795,216 for the comparable periods in 2005. The largest component of this increase was due to increase in non-cash interest and compensation costs related to options previously issued for product development and services were vested during the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2006, the Company's cash balance was $8,681 compared to $92 as at March 31, 2006 and $263 as at December 31, 2005. As of June 30, 2006, the Company had a working capital deficiency of $8,383,675 as compared to a working capital deficiency of $7,728,425 as at December 31, 2005.

Short and Long Term Liquidity

As at June 30, 2006, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the quarter and six months ended June 30, 2006 were $61,411 and $161,582 as compared with $305,900 and $514,094 during the same periods in 2005. The decrease in cash used in operations relates primarily to an increase in cash amounts received from customers and decrease in cash amounts paid to debt-holders.

Cash Proceeds from Financing Activities

During six months ended June 30, 2006, the Company received loans totalling $100,000 from a relative of a director and an additional $70,000 from two unrelated parties.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There were no legal proceedings in the quarter.

ITEM 2.     CHANGES IN SECURITIES

There were no changes in securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the period.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders for a vote during the period.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2006.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Chairman, Chief Executive Officer and a member of the Board of Directors

BY:	STANLEY CRUITT
Stanley Cruitt, President and a Member of the Board of Directors