Form 10QSB
period 2006-09-30
ALR TECHNOLOGIES INC
filed 2006-11-14
CIK 1087022

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0225807
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

114M Reynolda Village
Winston-Salem, North Carolina 27106
(Address of principal executive offices)

(336) 722-2254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2006: 76,078,446

The Registrant is a Shell company. Yes [   ]   No [X]

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
September 30, 2006 and 2005
	September 30	December 31
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,527	$263
Accounts receivable, net of allowance of $Nil
(December 31, 2005 - $1,025)	17,755	3,114
Inventories (note 3)	69,067	34,959
Prepaid expenses	5,000	-
	93,349	38,336
Fixed assets, net of accumulated depreciation	6,773	8,553
	$100,122	$46,889
Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,380,122	$1,053,596
Accounts payable and accrued liabilities due to
related parties	1,768,313	1,361,239
Customer deposits	25,597	-
Promissory notes payable to relatives
of directors (note 4)	3,038,747	2,715,000
Promissory notes payable to directors (note 4)	135,390	129,514
Promissory notes payable (note 4)	2,577,412	2,507,412
	8,925,581	7,766,761
Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2005 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,407,084	11,773,181
Deficit	(21,345,785)	(19,606,295)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(8,825,459)	(7,719,872)
Basis of presentation (note 1)
Commitments (note 5)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)
	$100,122	$46,889

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Statement of Loss and Deficit
($ United States)
Three Month and Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenue
Sales	$17,756	$11,081	$236,108	$313,017
Cost of sales	650	4,060	49,174	71,100

	17,106	7,021	186,934	241,917

Expenses
Depreciation	593	745	1,780	2,234
Development costs	124,879	128,424	332,281	281,438
Foreign exchange loss	2,182	10,493	9,450	7,711
Interest	218,578	150,796	570,785	638,622
Professional fees	13,737	18,947	71,786	91,612
Rent	10,273	9,667	30,766	26,110
Selling, general and administration	212,521	160,080	909,576	461,537
	582,763	479,152	1,926,424	1,509,264
Loss and comprehensive loss	(565,657)	(472,131)	(1,739,490)	(1,267,347)
Deficit, beginning of year	(20,780,128)	(18,608,825)	(19,606,295)	(17,813,609)
Deficit, end of year	$(21,345,785)	$(19,080,956)	$(21,345,785)	$(19,080,956)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding,
- basic and diluted	76,078,446	66,796,678	76,078,446	69,924,600

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Three Month and Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$(19,606,295)	$ 37,164	$(7,719,872)

Financing cost of stock
options issued in
consideration of
promissory notes payable:
relative of a director	-	-	81,109	-	-	81,109
non-related parties	-	-	24,631	-	-	24,631

Compensating cost of stock
options issued or vested for services:
directors and officer	-	-	326,842	-	-	326,842
employees and consultants	-	-	201,321	-	-	201,321

Loss and comprehensive loss	-	-	-	(1,739,490)	-	(1,739,490)
Balance, September 30, 2006	76,078,446	$76,078	$12,407,084	$(21,345,785)	$ 37,164	$(8,825,459)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Three Month and Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Cash flows from operating activities (note 8):
Cash received from customers	$6,044	$209,454	$247,064	$250,907
Cash paid to suppliers and employees	(235,991)	(148,608)	(632,463)	(617,529)
Interest paid	(954)	(1,183)	(7,084)	(87,809)
Net cash provided by (used in) operating activities	(230,901)	59,663	(392,483)	(454,431)
Cash flows from financing activities:
Promissory notes payable	223,747	-	393,747	500,000
Repayment of promissory notes payable	-	(60,000)	-	(60,000)
	223,747	(60,000)	393,747	440,000
Cash flows from investing activities:
Purchase of fixed assets	-	-	-	(1,601)
	-	-	-	(1,601)
Increase (decrease) in cash during the period	(7,154)	(337)	1,264	(16,032)
Cash, beginning of period	8,681	937	263	16,632
Cash, end of period	$1,527	$600	$1,527	$600
Non-cash financing activities:
Common shares issued as full
and final settlement of
promissory notes payable to:
Director and officer
Non-related parties	$-	$-	$-	$50,000
Common shares issued as full	-	-	-	580,000
and final settlement of
accounts payable and
accrued liabilities payable to:
Director and officer
Relatives of directors	-	-	-	170,000
A company controlled by	-	-	-	897,500
a relative of a director
Non-related parties	-	-	-	27,500
Financing cost of stock options	-	-	-	25,000
issued in consideration for
promissory notes payable
Compensation cost of	62,109	7,946	105,740	85,231
stock options issued for:
Services
Product development	54,398	24,100	438,736	116,828
Financing cost of stock	-	63,882	89,427	104,952
stock options issued in
consideration of extended
loan repayment terms
	-	-	-	137,493
	$116,507	$92,928	$633,903	$2,194,504

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(a)   Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued. Had the Company determined compensation costs for stock options issued to employees and directors prior to January 1, 2006 based on the fair value of its stock options under SFAS No. 123, the Company's loss and loss per share for the three and nine month periods ended September 30, 2005 would have been the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Loss as reported	$(565,657)	$(472,131)	$ (1,739,490)	$(1,267,347)
Add:
Employee stock-based
compensation, as recorded	-	-	-	-
Deduct:
Employee stock-based
compensation, fair value method	-	(5,691)	-	(5,691)
Proforma	$(565,657)	$(477,822)	$(1,739,490)	$(1,273,038)
Loss per share, basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Proforma	$(0.01)	$(0.01)	$(0.02)	$(0.02)

3.   Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to September 30, 2006 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of September 30, 2006, management had recorded a provision of $243,275 (December 31, 2005 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2005 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

4.   Promissory notes payable

During the nine month period ended September 30, 2006, the Company received $100,000 and $223,747 from two relatives of a director in exchange for promissory notes payable. The promissory notes are due on demand, bearing interest at 1.0% and 1.25% per month respectively and are unsecured. As further consideration, 400,000 and 900,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until January 4, 2011 and September 8, 2011 respectively were issued (see note 5(b)).

During the nine month period ended September 30, 2006, the Company received a total of $50,000 and $20,000 from two non-related parties in exchange for promissory notes payable. The promissory notes are due on demand, bear interest at 1.0% per month and are unsecured. As further consideration, 200,000 and 80,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until April 7, 2011 and April 27, 2011 respectively were issued (see note 5(b)).

During the nine month period ended September 30, 2006, a promissory note repayable in Canadian dollars to a director was increased by $5,876 due to unfavorable exchange rate changes.

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	109,101,463	$0.25	76,541,463	$0.25
Granted	3,920,000	0.25	35,150,000	0.25
Expired or cancelled	(2,770,000)	0.25	(1,060,000)	0.25
Outstanding, end of period	110,251,463	$0.25	110,631,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2006 were as follows:

Options Outstanding
	Number of	Contractual	Number of
	Options	Lives	Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	110,251,463	0.66 to 4.94	86,413,963

During the nine month period ended September 30, 2006, the Company irrevocably committed to grant 1,580,000 options, in consideration of promissory notes payable (note 4). All of the options vested immediately and are exercisable into the Company's common shares at an exercise price of $0.25 for a period of five years. Financing cost related to the gross proceeds of the promissory notes allocated to options, based on the relative fair value of the options, has been estimated to be $105,740 and has been charged to interest expense. The weighted average per share fair value of the options issued in the period was $0.07. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options, weighted average volatility factors of 193%, weighted average risk free interest rates of 4.53% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

5.   Capital stock (continued)

b)   Stock options (continued):

During the nine month period ended September 30, 2006, the Company granted 2,340,000 options to consultants in exchange for services. All of the options are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years subject to certain vesting terms. Of the total, 90,000 options were vested immediately, 2,000,000 options will be vested equally over a ten-month period and 250,000 will be vested pending on the Company achieving various performance milestones in connection with a new product being developed by the Company.

During the nine month period ended September 30, 2006, 90,000 options were vested immediately upon granting. The compensation cost related to these options, being the fair value of the options, has been estimated to be $8,597 and has been charged to selling, general and administrative expense. The weighted average per share fair value of the options issued and vested in the period was $0.10. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 192%, a weighted average risk free interest rate of 4.71% and no assumed dividend rate.

During the nine month period ended September 30, 2006, 8,512,500 options were vested on the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $519,567 of which $430,140 and $89,427 has been charged to selling, general and administrative expense and product development costs respectively. The weighted average per share fair value of the options issued and vested in the period was $0.06. The fair value of the options was determined using the Black Scholes options pricing model, using the expected life of the options, a weighted average volatility factor of 195%, a weighted average risk free interest rate of 4.05% and no assumed dividend rate.

Unvested options at September 30, 2006 consist of 23,837,500 options which will vest based on achieving certain sales and performance targets, including 17,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

 6.   Contingency

Accounts payable and accrued liabilities as of September 30, 2006 includes $180,666 of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

7.   Related party transactions

Related party transactions for the nine months ended September 30, 2006 and 2005 included the following:

	2006	2005
1,000,000 common shares issued to a relative of a
director for full and final settlement of outstanding
promissory note payable	$-	$50,000

3,400,000 common shares issued to a director and
an officer for full and final settlement of outstanding
promissory note payable and accounts payable and
accrued liabilities	-	170,000

18,500,000 common shares issued to a relative of a
director for full and final settlement of outstanding
accounts payable and accrued liabilities	-	925,000

Financing cost related to options irrevocably
committed to be issued to directors and relatives of
directors in consideration of promissory notes
payable or their due date extension	81,109	145,855

Financing cost related to vested options irrevocably
committed to be issued to directors and officers
in consideration of services	326,842	-

Interest on promissory notes payable	258,816	211,046

Management compensation for directors and officer	286,050	304,650
	$952,817	$1,806,551

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to be the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $1,768,313 (December 31, 2005 - $1,361,239) owing to related parties.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

8.   Reconciliation of net loss to net cash used in operating activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net loss for the period	$ (565,657)	$ (472,131)	$ (1,739,490)	$ (1,267,347)
Add items not affecting cash:
Depreciation	593	745	1,780	2,234
Foreign exchange on note payable	2,163	6,844	5,876	4,592
Common shares issued as full and final
settlement of outstanding accounts
payable and accrued liabilities	-	-	-	197,500
Compensation cost of options
issued for services	54,398	21,100	438,736	116,828
Compensation cost of options
product development	-	63,882	89,427	104,952
Financing of option issued in consideration
for promissory notes payable	62,109	7,946	105,740	85,231
Financing of option irrevocably issued in
consideration for loan extension	-	-	-	137,493
Non-cash working capital items:
Receivable and advances	(11,712)	198,373	(14,641)	3,345
Inventories	(17,543)	(22,305)	(34,108)	(21,546)
Prepaid expenses	(5,000)	22,000	(5,000)	-
Accounts payable and accrued liabilities	249,748	233,209	733,600	(674,758)
Interest payable	-	-	-	922,500
Customer deposit	-	-	25,597	(65,455)

	$ (230,901)	$ 59,663	$ (392,483)	$ (454,431)

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2006, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Sales revenue was $17,756 in the quarter ended September 30, 2006 and $236,108 for the nine months ended September 30, 2006 as compare to $11,081 in the quarter ended September 30, 2005 and $313,017 during the nine months ended September 30, 2005. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

Development costs were $124,879 in the quarter ended September 30, 2006 and $332,281 for the nine months ended September 30, 2006 from $128,424 in the third quarter of 2005 and $281,438 for the nine months ended September 30, 2005. Development costs incurred in the nine months ended September 30, 2006 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the quarter and nine months ended September 30, 2006 include $Nil and $89,427 respectively of non-cash compensation costs related to options issued for services in the period.

Interest expense was $218,578 for the quarter ended September 30, 2006 and $570,785 for the nine months ended September 30, 2006 as compared with $150,796 for the quarter ended September 30, 2005 and $638,622 for the nine months ended September 30, 2005. During the quarter and nine months ended September 30, 2006, the Company incurred non-cash interest expense of $62,109 and $105,740 respectively being options issued in consideration for promissory notes payable. Interest expense for the quarter and nine months ended September 30, 2005, included non-cash interest expense of $7,946 and $85,231 respectively. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $13,737 for the quarter ended September 30, 2006 and $71,786 for the nine months ended September 30, 2006 as compared with $18,947 and $91,612 for the comparable periods in 2005. Fees were lower in the third quarter of 2006 primarily due to lower accounting services obtained in the period.

The selling, general and administrative expenses were $212,521 for the quarter ended September 30, 2006 and $909,576 for the nine months ended September 30, 2006 as compared to $160,080 and $461,537 for the comparable periods in 2005. Included in selling, general and administrative expenses was $54,398 for the quarter ended September 30, 2006 and $438,736 for the nine months ended September 30, 2006, relating to options issued in exchange for services as compared to $21,100 for the quarter ended September 30, 2005 and $116,828 for the nine months ended September 30, 2005. The increase relates primarily to the options issued previously for services were vested during the nine months ended September 30, 2006.

The loss of $565,657 for the quarter ended September 30, 2006 and $1,739,490 during the nine months ended September 30, 2006 increased from a loss of $472,130 and $1,267,347 for the comparable periods in 2005. The largest component of this increase was due to increase in non-cash interest and compensation costs related to options previously issued for product development and services were vested during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of September 30, 2006, the Company's cash balance was $1,527 compared to $8,681 at June 30, 2006, $92 as at March 31, 2006 and $263 as at December 31, 2005. As of September 30, 2006, the Company had a working capital deficiency of $8,832,232 as compared to a working capital deficiency of $7,728,425 as at December 31, 2005.

Short and Long Term Liquidity

As at September 30, 2006, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the quarter and nine months ended September 30, 2006 were $230,901 and $392,483 as compared with $59,663 cash generated in the third quarter of 2005 and $454,431 cash used during the nine months ended September 30, 2005. The decrease in cash used in operations relates primarily to decrease in cash amounts paid to debt-holders.

Cash Proceeds from Financing Activities

During nine months ended September 30, 2006, the Company received loans totalling $323,747 from two relatives of a director and an additional $70,000 from two unrelated parties.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There were no legal proceedings in the quarter except as disclosed in Note 6.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2006.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Chairman, Chief Executive Officer and a member of the Board of Directors

BY:	STANLEY CRUITT
Stanley Cruitt, President and a Member of the Board of Directors