Form 10KSB
period 2006-12-31
ALR TECHNOLOGIES INC
filed 2007-04-02
CIK 1087022

==========================================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2006

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

(336) 722-2254
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Registrant is a Shell company. Yes [  ] No [X]

=========================================================================================================

State Issuer’s revenues for its most recent fiscal year. December 31, 2006 - $242,571

The aggregate market value of the voting stock held by non-affiliates on March 28, 2007 was $1,907,315. There are approximately 34,678,446 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 28, 2007 - 76,078,446 shares of Common Stock

Transitional Small Business Issuer Format YES [  ] NO [ X ]

Forward Looking Statements

Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements concerning future applications of the technologies of the Company and the Company’s proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under “Item 6, Management’s Discussion and Analysis or Plan of Operations” and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

     ALR TECHNOLOGIES, INC. (the “Company”) was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.

     Prior to April 1998, the Company was inactive. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. (“ALR”).

     On October 21, 1998, the Company entered into an agreement with ALR whereby the Company would have the non-exclusive right to distribute certain products of ALR described below.

     In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,533,130 shares of the Company’s common stock thereby making ALR a subsidiary corporation of the Company. ALR also had outstanding 124,695 shares of Class B common stock, none of which was owned by the Company.

     ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR continued its jurisdiction under the laws of Canada on September 23, 1996 and to the state of Wyoming on July 31, 1998.

     ALR owned one subsidiary corporation, Timely Devices, Inc. (“TDI”). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. ALR owns all of the total outstanding shares of TDI. TDI had only one class of common stock outstanding. On July 31, 2000, the Company sold all of its shares of ALR. As a result of this sale, the Company is no longer using the technology that was used by its previously owned subsidiaries and does not have any assembly capability. The Company now does its own marketing and has designed products based on new technology. The manufacturing and assembling of these products has been contracted out.

     In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “MBET.” Subsequently the symbol was changed to “ALRT.”

Products

     The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for heath care professionals to remotely monitor and intervene as necessary if a person is noncompliant. The primary market is the healthcare industry but a secondary market exists for vision care and contact lens replacement reminders, reminders for vitamin, nutrition and weight management programs and reminders for medications for companion animals.

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

     Since the introduction of the ALRT Med Reminder PC100, the Company has upgraded the programming software and is currently offering Version 1.5 for download from the Company’s website. Amongst other new features, the latest software allows a user to choose English, French or Spanish as programming language. This model has been discontinued and replaced by ALRT PC200

ALRT PC200

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
  - 12-month warranty
  - Replaceable batteries included
  - Compact - Convenient for carrying
  - Dimensions 2 1/4 inch by 2 3/8 inch by 11/16 inch in depth

Constant Health Companion (CHC)

     Development process is completed and commercial introduction will commence during the second quarter of 2007. This model is PC programmable and contains a LCD display that provides the added feature of not only reminding a person it is time to take medication but also displaying the actions/medications to take at the time of each reminder event. Additional memory will allow the Reminder to store the list medications used by the patient, an emergency contact list. The product users can also be subscribed to a home monitoring system that allows registered recipients to monitor compliance and the product saves compliance profile of the patient for up to 12 months. Other primary features include:
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

Home Monitoring System As Part of the Constant Health Companion (CHC)

     This system has been in pilot testing for more than a year and commercial introduction will commence in the second quarter of 2007 to coincide with the introduction of the CHC. In addition to the reminder capability in the Constant Health Companion (CHC), this system will provide the additional capability that allows for the remote monitoring of reminder acknowledgments enabling a treatment center or other caregiver to intervene if it is deemed that the patient may not be taking their medications as prescribed. The Home Monitoring System will also allow a treatment center and other health care professionals to remotely change a patient’s reminder timing and/or the actions/doses/medications to take at the time of each reminder event. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as heart disease patients, organ transplant recipients, cancer patients, severe diabetics, HIV patients and more.

  - Reminds patient when to take medications
  - Displays the medications or actions to take at the time of each reminder event
  - Retains/saves up to one year of compliance data
  - Easy to retrieve and determine patients’ level of compliance
  - Insurance provider can base co-pay or insurance premium on level of compliance
  - Improved compliance can result in hundreds or thousands of dollars in cost savings each Year per plan member
  - Users of the CHC can subscribe, or the insurance provider subscribes the user to the monitoring service
  - The CHC retains up to one year of compliance data
  - The insurance provider or caregiver can retrieve the data after set period of time to determine the plan members level of compliance; and can be checked every 6 months, ect.
  - Medication co-pays can be determined by the plan members’ compliance grade;
          - either $10 less co-pay if graded compliant; and
          - $10 more co-pay if graded noncompliant
  - CHC is PC programmable, easy to set, easy to use
  - Can be set by plan member or by the insurance provider or disease management company and
  - Mailed to the plan member

ALRT Nebulizer Monitoring System

     ALR Tech has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the patients or caretakers use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from COPD and have to take nebulized medications daily. The system consists of the CHC connected to nebulizer models that include the connectivity and a transmission modem. ALR Tech has patents pending for this system. Primary benefits and features of this system include:
  - Monitors use of nebulizer
          - Time of day used
          - How long used
          - Displays to the user the amount of time the nebulizer is in use
  - Alerts third parties when person is noncompliant
  - Makes compliance data available to others as directed
  - Allows for timely intervention when needed
  - Connects to many types of nebulizer compressors
  - Reminds with audio beeping sound and displays actions to take on LCD screen
  - Data can be transmitted with the touch of a button
  - Up to three independent parties can receive compliance data
  - Data available daily, weekly, monthly or quarterly
  - Alerts for noncompliance; in regard to either missed medications or not enough time with use of nebulizer
  - Language selection; English, French, Spanish
  - Digital clock
  - 12-Month Warranty
  - Low battery indicator; replaceable batteries included

     The CHC is modified to connect to a custom port at the nebulizer compressor switch. The port is very small and this system can be adapted to all types of nebulizers at minimal cost.

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

Benefits of Disease Management and Healthcare Compliance Reminders

     The Company believes that their patient compliance reminders benefit patients by alerting them to take treatments or medications at a prescribed time thereby improving compliance which can enhance the likelihood of people receiving the intended benefits of the prescribed regimen.. If people do not receive the intended benefit of the disease or health management regimen they may not get well and it could lead to further complications. This not only compromises the health effect on patients but also can lead to substantially increased cost of providing healthcare. Industry data indicates 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars annually in excessive and preventable healthcare costs.

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

Business Development and Marketing Strategy

     Management is focusing the majority of its efforts on introducing and marketing its line of medication compliance reminders and compliance monitoring systems for the human healthcare market. ALRT patient compliance products are being marketed and sold directly to disease management companies, case management companies, health insurance providers, pharmaceutical manufacturers, retail pharmacy chains, managed care companies, pharmacy benefit management companies and to specialty pharmacy companies. The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America

Selling Activities

     The Company has signed contracts with leading consultants who are assisting in building the network of potential customer contacts.) and expects to sign agreements with additional consultants in 2007. The consultants being targeted include leaders in the health insurance area, disease and case management and managed care. Agreements have been reached with three nebulizer manufacturers to produce nebulizer models containing the ALRT monitoring connectivity. An agreement with specialty marketing company serving the respiratory market was completed that will provide access to the major respiratory marketing and provider companies. The major home care networks are being targeted by the marketing company and the nebulizer manufacturers as channels of choice in providing the ALRT nebulizer compliance and monitoring system to physicians and their patients. An agreement with a direct marketing company that will sell direct to patients/consumers is targeted to complete by second quarter of 2007.

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

Competition

     The Company competes with other corporations that produce medication compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than the Company.

     The Company believes that the approximate number of competitors is six, but the Company does not have any information to estimate its share of the market. The principal compliance reminder methods employed by competitors are information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems, pagers as well as electronic remote diagnostic monitoring systems. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. ALR Tech does not see any competition though in the near future against their nebulizer monitoring system. ALR home monitoring systems will also be priced significantly below the competitive products now offered and the portability of the ALR system will also set it apart from competition

Employees

     The Company presently employs nine persons, three of whom are officers of the Company. The Company intends to hire additional employees on an as-needed basis.

Risk Factors

     Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has a limited history of operations. The management of the Company and the growth of the Company’s business relies on certain key individuals who may not be easily replaced if they should leave the Company.

     Market Acceptance. The Company’s success and growth will depend upon the Company’s ability to market its existing products. The Company’s success may depend in part upon the market’s acceptance of, and the Company’s ability to deliver and support its products. See “Business - Products.”

     Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $9,347,260 of accounts payable and accrued liabilities and promissory notes payable outstanding as at December 31, 2006. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2007. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors’ Report on the Company’s financial statements for the year ended December 31, 2006 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net working capital deficiency at December 31, 2006, factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Technology Risk. The Company and its competitors utilize different applications of known technology. Should a competitor develop a technological breakthrough that cannot be adapted to the Company’s systems or develop a more effective application of existing technology, the Company’s products would be at risk of becoming obsolete.

     Competition. Some of the Company’s competitors may have substantially greater financial, technical and marketing resources than the Company. In addition, the Company’s products compete indirectly with numerous other products. The Company’s products compete with clocks, pagers, labels and information systems, all of which, indirectly, remind a person to take his medication. As the markets for the Company’s products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

     Product Defects. In the event any of the Company’s products prove defective, the Company may be required to redesign or recall products. While the Company has not had a recall to date, a redesign or recall could cause the Company to incur significant expenses, disrupt sales and adversely affect the reputation of the Company and its products, any one or a combination of which could have a material adverse affect on the Company’s financial performance.

     Product Reliability. The Company’s disease management medication compliance and monitoring products have not been in service for a sufficient time to determine their long term reliability. Failure of a substantial number of the Company products would result in severe damage to the Company reputation.

     Patents and Trademarks. The Company has applied for certain patents and trademarks. While the Company believes that patent rights are important and will protect the Company’s proprietary rights in the patented technologies, there can be no assurance that any future patent application will ultimately mature as an issued patent, or that any present or future patents of the Company will prove valid or provide meaningful protection from competitors. See “Business - Patents and Trademarks.”

     Reliance upon Directors and Officers. The Company is largely dependent, at the present, upon the personal efforts and abilities of its officers and directors. See “Business” and “Management.”

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

     Indemnification of Officers and Directors for Securities Liabilities. The Company’s Bylaws provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in laws of the state of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     Cumulative Voting, Pre-emptive Rights and Control. There are no pre-emptive rights in connection with the Company’s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company’s Board of Directors.

     No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

     Penny Stock - Additional Sales Practice Requirements. The Company’s common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s stock to sell their shares in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company does not currently own any real property. The Company’s corporate offices are located in Winston-Salem, North Carolina. Office facility is located at 114M Reynolda Village, Winton-Salem NC 27106. The company has a total of 1300 sq. ft. leased and the main telephone number is (336) 722-2254. Monthly rent is $1,195 payable to Wake Forest University.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the Shareholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company’s Common Stock was quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (“OTCBB”) under the symbol “ALRT.” Summary trading by quarter for the 2005 and 2004 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2006
Fourth Quarter	0.130	0.040
Third Quarter	0.130	0.070
Second Quarter	0.220	0.080
First Quarter	0.200	0.055

2005
Fourth Quarter	0.090	0.050
Third Quarter	0.080	0.040
Second Quarter	0.070	0.040
First Quarter	0.110	0.040

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 2006, there were 76,078,446 common shares of the Company issued and outstanding.

     At December 31, 2006, there were three holders of record holding 18,175,258 common shares, including common shares held by brokerage clearing houses, depositories or otherwise, in unregistered form. The beneficial owners of such shares are not known by the Company.

     No cash dividends have been declared by the Company nor are any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for working capital.

     There are no securities authorized for issuance under any equity compensation plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

     ALR Technologies Inc.’s business is focused on enhancement of disease management programs and health management programs through improved medication adherence with patient reminder products, monitoring of medication adherence and intervention systems when lack of adherence is apparent and the patient may be at risk. The primary business markets targeted by ALR Technologies are the providers of health insurance and the providers of disease and case management services, including the home care industry. Health and disease management and home care cannot achieve desired results unless the targeted individuals are compliant with their medications and unless there is timely intervention when they are not compliant and are deemed at risk.

     ALR Technologies also targets pharmaceutical manufacturers, managed care companies, pharmacy benefit management companies, clinical research organizations, pharmacy retailers and pet medications providers. The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health results. These market segments are the health insurance payors and the disease and case management companies. The health insurance provider industry has the potential of reducing costs substantially through successful patient compliance programs. Industry data reports indicate that over $100 billion annually in health care costs are due to people not taking medications as directed.

     ALR Technologies has developed and continues to develop a network of industry professionals who see the need for the ALR Tech products and systems. Discussions with several of the leading health care providers, disease management companies and case management companies have been achieved. Relationships have been established that have the potential for significant business development, but disease management compliance products and systems are relatively new to these industries and recognition, acceptance and use comes slowly.

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

     The Company desires to team with leading companies in select market segments and as such has been seeking strategic alliances that would serve to enhance the ability of ALR Technologies in time-to-market as well as co-marketing activities. Discussions with some of the major healthcare services companies, and health insurance providers and disease management companies are ongoing. Vision care medications and the pet medication market are two other segments where discussions are currently underway. Pilot programs have been in place for more than a year e with health care providers and disease management companies and the results from the use of the Constant Health Companion (CHC) are being utilized in gaining acceptance and buyin from other targeted companies.

Revenue

     Revenues for the year ended December 31, 2006 decreased by $76,420 to $242,571 in 2006 from $318,991 for 2005 as the Company has been devoting its efforts in developing the Constant Health Companion (CHC) patient compliance system and developing the network of potential customers for this system, throughout the year. Due to this focus little effort was applied to selling the basic reminder products during 2006.

Product Development

     The Constant Health Companion (CHC) patient compliance system with its significant benefits is expected to be commercially available in the second quarter of 2007. Additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure and blood sugar are in development with completion expected early in 2008.

     Patent applications have been filed to cover compliance monitoring systems specific to nebulizers in respiratory industry. Patent has been granted to ALR that covers the primary ease of use feature, one button programming, which is an important element in many of the ALRT Compliance Reminder products.

Operating Capital

     The Company’s revenue from sales is not at a level to pay for operating costs and as such the management have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although cash flow from sales of products and services are expected to improve through 2007, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

     Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company’s survival. In return, the Company’s directors have rewarded the participating personnel with stock options.

Operating Issues

     The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2006 have not been sufficient for the Company to realize its investment in its inventories. Management plans to recover its investment in inventories through sales via the channels indicated above as the recognition of the need for medication adherence products increases.

     This may take some time to achieve, if at all, and, as a result, management has recorded an inventory provision, on an accumulated basis, of $243,275 at December 31, 2006 (2005 - $243,275) in respect of its Human Reminder inventory. The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

Related Party Transactions

Year Ended December 31, 2006

      During the year ended December 31, 2006, Christine Kan, wife of Sidney Chan, Chief Executive Officer and Director of the Company loaned the Company a total of $251,347. The loan bears interest at 1.25% (this is 1% per month –12% annually?)percent per month and is secured by a floating charge against the assets of the Company.

     During the year ended December 31, 2006, the Company received a loan of $100,000 from a relative of Sidney Chan. The loans bear interest at 1% of month and are unsecured.

     During the year ended December 31, 2006, the Company irrevocably committed to issue the following stock options to common shares of the Company:

(a)

900,000 stock options to Christine Kan and 400,000 to a relative of Sidney Chan in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

(b)

1,315,000 stock options to Christine Kan and 157,000 to two relatives of Stan Cruitt in consideration of overdue accounts payables. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

(c)

87,000 stock options to Stanley Cruitt and 456,000 to Jaroslav Tichy in consideration of overdue accounts payable. The options are exercisable into the Company’s common shares for a period of five years from the commitment date.

(d)	1,000,000 to Jaroslav Tichy in consideration of services in product development. The options are exercisable into the Company’s common shares for a period of five years from the commitment date.

(We don’t include options to non-related to officers and directors?)

Year Ended December 31, 2005

          In February 2005, the Company issued the following common shares:

(a)	500,000 common shares to Sidney Chan, Chief Executive Officer and Director of the Company, in settlement of interest payable of $25,000;
(b)	3,400,000 common shares to Stanley Cruitt, President and Director of the Company, in settlement of promissory note of $50,000 and accounts payable of $120,000;
(c)	500,000 common shares to Jaroslav Tichy, Vice President Technology of the Company, in settlement of accounts payable of $25,000;
(d)	17,950,000 common shares to three relatives of Sidney Chan in settlement of interest payable of $897,500;
(e)	550,000 common shares to a private corporation controlled by Sidney Chan and his wife in settlement of accounts payable of $27,500.

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

     During the year ended December 31, 2005, the Company irrevocably committed to issue the following stock options to common shares of the Company:

(a)

800,000 stock options to Christine Kan and 820,000 to relatives of Sidney Chan in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

(b)

1,785,000 stock options to Sidney Chan in consideration of the extension of due dates of promissory note payable issued previously. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

(c)

10,000,000 stock options each to Sidney Chan and Stanley Cruitt and 3,000,000 to Jaroslav Tichy in consideration of services, subject to certain vesting and performance conditions. The options, once vested, are exercisable into the Company’s common shares for a period of five years from the commitment date.

Results of Operations

December 31, 2006 compared to December 31, 2005

     Sales for the year ended December 31, 2006 were $242,571 and cost of goods sold was $49,049 as compared to $318,991 and $72,251 respectively for the year ended December 31, 2005. Sales were down in fiscal 2006 as a result of the decision to de-emphasize sales and marketing activities of focus resources on development of the Constant Health Companion (CHC) and development of business network of pilot programs

     Product development costs increased to $524,042 in 2006 versus $438,374 for the year ended December 31, 2005. Product development cots include $230,976 (December 31, 2005 - $121,447) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. This increase relates primarily to the ongoing development of the ALRT 500 Interactive Reminder System.

     Interest expense was $992,716 for the year ended December 31, 2006 as compared with $813,495 for the year ended December 31, 2005 as the Company as the Company had received loans totalling $496,347 during the current year. Included in the total reported interest is a non-cash amounts $357,505 (2005 -$250,174) related to stock options committed to be issued in consideration of promissory notes.

     The Company incurred professional fees of $98,935 for the year ended December 31, 2006 as compared with $92,392 for the year ended December 31, 2005. The higher level in 2006 is partly attributable to higher accounting and audit fees related to a higher level of sales activity in 2006.

     Rent increased slightly in fiscal 2006 to $40,943 from $35,930 for the year ended December 31, 2005.

     The selling, general and administrative expenses were $1,144,895 for the year ended December 31, 2006 as compared to $586,314 for the year ended December 31, 2005. These totals include $489,886 (December 31, 2005 - $116,828) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The cash portion of the selling, general and administrative expenses were increased by $195,522 due to increase in advertising, travel, and investor relation activities during the current year.

     Accounts receivable were $4,931 at December 31, 2006 as compared with $3,114 at December 31, 2005.

     Inventories increased to $72,040 at December 31, 2006 from $34,959 at December 31, 2005 as the Company began building inventories of its Human Med Reminders PC500.

     Accounts payable and accrued liabilities due from non-related parties increased to $1,525,468 at December 31, 2006 from $1,053,596 at December 31, 2005 while accounts payable and accrued liabilities due from related parties increased to $1,947,856 at December 31, 2006 from $1,361,239 at December 31, 2005

December 31, 2005 compared to December 31, 2004

     Sales for the year ended December 31, 2005 were $318,991 and cost of goods sold was $135,251 as compared to $364,179 and $202,495 respectively for the year ended December 31, 2004. Sales were down in fiscal 2005 as a result of the decision to de-emphasize sales and marketing activities of Pet Reminders and focus on Human Reminders which were introduced in the latter part of 2002.

     Product development costs increased to $438,374 in 2005 versus $199,207 for the year ended December 31, 2004. Product development cots include $121,447 (December 31, 2004 - $25,000) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. This increase relates primarily to the ongoing development of the ALRT 500 Interactive Reminder System.

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

     Other debt financing decreased slightly to $5,351,926 at December 31, 2005 from $5,382,869 at December 31, 2004.

Liquidity and Capital Resources.

Cash Balances

     At December 31, 2006, the Company’s cash balance was $8,417 compared to $263 at December 31, 2005.

Short and Long Term Liquidity

     With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2006 was 0.01 unchanged from December 31, 2005. The greater the current ratio, the greater is the short-term liquidity of the Company.

     The Company raised $496,347 debt financing in 2006 for working capital.

     The Company plans additional debt financing in the short run. These proceeds will put toward working capital.

     All of the Company’s debt financing is due on demand. The Company will seek to obtain creditor’s consent to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed not to demand immediate payment or to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Cash Used in Operating Activities

     Cash used by the Company in operating activities during the year ended December 31, 2006 totalled $488,193. The Company incurred a net loss of $2,610,689 for the year ended December 31, 2006 as compared to a loss of $1,792,686 for the year ended December 31, 2005. Cash used by the Company in operating activities during the year ended December 31, 2005 totalled $609,768.

Cash Proceeds from Financing Activities

     During the year ended December 31, 2006, the Company arranged $496,347 in debt financing. In consideration for these loans, the Company has committed to issue options to acquire a total of 1,580,000 shares of the Company at $0.25 per share with various expiration dates in 2011. In consideration for accounts payable, the Company irrevocably committed to issuing 3,630,000 options to purchase common shares. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

     During the year ended December 31, 2005, the Company arranged $655,000 in debt financing, of which $60,000 was used to repay existing debt. In consideration for these loans, the Company has committed to issue options to acquire a total of 2,620,000 shares of the Company at $0.25 per share with various expiration dates in 2011. In consideration for the extension of repayment dates for promissory note proceeds received previously and accounts payable, the Company irrevocably committed to issuing 2,825,000 options to purchase common shares. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

Critical Accounting Policies

     The preparation of our financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2005 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company’s ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management’s plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

     Stock-based compensation. The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheet of ALR Technologies Inc. as of December 31, 2006 and the related statements of loss and deficit, shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

signed “Telford Sadovnick, P.L.L.C. “

Bellingham, USA

March 28, 2007

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheet of ALR Technologies Inc. as of December 31, 2005 and the related statements of loss, shareholders’ deficiency and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

signed “KPMG LLP”

Kelowna, Canada

May 4, 2006

ALR TECHNOLOGIES INC.
Balance Sheet
($ United States)
December 31, 2006

	2006	2005
Assets
Current assets:
Cash	$8,417	$263
Accounts receivable, net of allowance of $Nil
(December 31, 2005 - $1,025)	4,931	3,114
Inventories (note 3)	72,040	34,959
Prepaid expenses and deposits	3,498	-
	88,886	38,336
Fixed assets, net of accumulated depreciation (note 4)	6,180	8,553
	$95,066	$46,889

Liabilities and Shareholders’ Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,525,468	$1,053,596
Accounts payable and accrued liabilities due to
related parties	1,947,856	1,361,239
Customer deposits	25,597	-
Promissory notes payable to relatives
of directors (note 5)	3,066,347	2,715,000
Promissory notes payable to directors (note 5)	129,580	129,514
Promissory notes payable (note 5)	2,652,412	2,507,412
	9,347,260	7,766,761
Shareholders’ deficiency
Capital stock (note 6)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2005 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,851,548	11,773,181
Deficit	(22,216,984)	(19,606,295)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(9,252,194)	(7,719,872)
Basics of presentation (note 1)
Commitments (notes 5 and 9)
Related party transactions (notes 5, 6 and 7)
Contingency (note 8)
	$95,066	$46,889

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statement of Loss and Deficit
($ United States)
Year Ended December 31, 2006

	Year Ended
	December 31
	2006	2005

Revenue
Sales	$242,571	$318,991
Cost of sales	49,049	72,251
Loss of write down of inventories	-	63,000

	193,522	183,740

Expenses
Depreciation	2,373	2,978
Development costs	524,042	438,374
Foreign exchange loss	307	6,943
Interest	992,716	813,495
Professional fees	98,935	92,392
Rent	40,943	35,930
Selling, general and administration	1,144,895	586,314

	2,804,211	1,976,426
Net loss	(2,610,689)	(1,792,686)
Deficit, beginning of year	(19,606,295)	(17,813,609)

Deficit, end of year	$(22,216,984)	$(19,606,295)

		-
Loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding,
- basic and diluted	76,078,446	71,475,707

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statement of Shareholders’ Deficiency
($ United States)
Year Ended December 31, 2006

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in		Comprehensive Shareholders’
	of Shares Amount		Capital	Deficit	Income	Deficiency
Balance, December 31, 2005	41,078,446	$41,078	$9,569,732	$(17,813,609)	$37,164	$(8,165,635)
Common shares issued as full and final
settlement of promissory notes payable to:
a director	1,000,000	1,000	49,000	-	-	50,000
non-related parties	11,600,000	11,600	568,400	-	-	580,000
Common shares issued as full and final settlement
of accounts payable and accrued liabilities
payable to:
directors and officer	3,400,000	3,400	166,600	-	-	170,000
relatives of directors	18,500,000	18,500	906,500	-	-	925,000
non-related parties	500,000	500	24,500	-	-	25,000
Financing cost of stock options issued in
consideration of promissory notes payable to:
relative of a director	-	-	69,176	-	-	69,176
non-related parties	-	-	43,505	-	-	43,505
Compensation cost of stock options issued to:
Non-employees for services	-	-	238,275	-	-	238,275
Financing cost of stock options issued in
consideration of extension of repayment terms to:
a director	-	-	86,876	-	-	86,876
non-related parties	-	-	50,617	-	-	50,617
Loss and comprehensive loss	-	-	-	(1,792,686)	-	(1,792,686)
Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$(19,606,295)	$37,164	$(7,719,872)

Financing cost of stock options issued in
consideration of promissory notes payable:
relative of a director	-	-	81,109	-	-	81,109
non-related parties	-	-	44,538	-	-	44,538
Financing cost of stock options issued in
consideration of accounts payable to:
directors and officer			34,683			34,683
relative of a director	-	-	83,992	-	-	83,992
non-related parties	-	-	79,043	-	-	79,043
Compensating cost of stock options issued or
vested for services:
directors and officer			284,210			284,210
relative of a director			10,028			10,028
employees and consultants	-	-	229,788	-	-	229,788

Compensating cost of stock options issued for
product development:
directors and officer			108,469			108,469
employees and consultants	-	-	122,507	-	-	122,507
Loss and comprehensive loss	-	-	-	(2,610,689)	-	((2,610,689)
Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984)	$37,164	$(9,252,194))

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statement of Cash Flows
($ United States)
Year Ended December 31, 2006

	Year Ended
	December 31
	2006	2005
Cash flows from operating activities:
Cash received from customers	$266,351	$262,799
Cash paid to suppliers and employees	(701,783)	(740,495)
Interest paid	(52,761)	(132,072)
Net cash used in operating activities	(488,193)	(609,768)
Cash flows from financing activities:
Promissory notes payable	496,347	655,000
Repayment of promissory notes payable	-	(60,000)
	496,347	595,000
Cash flows from investing activities:
Purchase of fixed assets	-	(1,601)
	-	(1,601)
Increase (decrease) in cash during the year	8,154	(16,369)
Cash, beginning of year	263	16,632
Cash, end of year	$8,417	$263

Non-cash financing activities:
Common shares issued as full and final settlement of promissory notes payable to:
Director and officer	$-	$50,000
Non-related parties	-	580,000
Common shares issued as full and final settlement of accounts payable and accrued liabilities payable to:
Director and officer	-	170,000
Relatives of directors	-	897,500
A company controlled by a relative of a director	-	27,500
Non-related parties	-	25,000
Financing cost of stock options issued in consideration for
promissory notes payable	125,647	112,681
Compensation cost of stock options issued for services	755,002	238,275
Financing cost of stock options issued in consideration of
extended repayment terms	-	137,493
Financing cost of stock options issued in consideration of
accounts payable	197,718	-
	$1,078,367	$2,238,449

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

ALR Technologies Inc. (“the Company” or “ALR Tech.”) was incorporated under the laws of the State of Nevada on March 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing and distribution of medical reminder compliance devices. Approximately 80% of the Company’s 2006 sales were from one customer in the United States of America while approximately 82% of the Company’s 2005 sales were from two customers (21% and 61% respectively) in the United States of America.

1. Basis of presentation:

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles on a going concern basis which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company’s ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company’s debt financing is either due on demand or is overdue and now due on demand. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of outstanding options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management’s plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital from the sources described above on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

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

The Company’s functional currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the Statement of Loss.

	b)	Inventories

Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

2.	Significant accounting policies (continued):

	c)	Fixed assets

Fixed assets are recorded at cost. Depreciation is provided using the following method and annual rates:

Asset Method Rate

Computer equipment Declining balance 30% Office equipment Declining balance 20%

	d)	Options and warrants issued in conjunction with debt

The Company allocates the proceeds received from long-term debt between the liability and the attached options and warrants issued in conjunction with debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid-in capital and as a discount to the related debt. The discount is amortized to its face value as interest expense on a yield basis over the term of the related debt.

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

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received is based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

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
Year ended December 31, 2006

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

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted net loss per common share when he effect would be anti-dilutive.

Statement of Financial Accounting Standards No. 128: Earnings per Share (“SFAS 128”) replaces the presentation of primary earnings per share (“EPS”) with a presentation of both basic and diluted BPS for all entities with complex capital structures including a reconciliation of each numerator and denominator Basic BPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully-diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

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

Significant areas requiring management estimates include the recoverable amount of the Company’s inventories, the fair value of common shares issued as full and final settlement of promissory notes payable and accounts payable and accrued liabilities, compensation costs of stock options issued to employees and non- employees for services or modification of previous stock option commitments and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option or warrant commitments. Actual results could differ from those estimates.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

2.	Significant accounting policies (continued):

	j)	Commitments and contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

	k)	Segmented information

The Company primarily operates in one reportable segment in the United States.

	l)	Credit risk

Cash has been placed with a major bank and to date has not experienced losses on any of its balance.

	m)	Comprehensive income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income represents revenues, expenses, gains and losses that are excluded from net income under United States generally accepted accounting principles. For the year ended December 31, 2006, there were no other items of comprehensive income.

	n)	Impairment of long-term assets

The Company has reviewed its fixed assets and determined that there is no impairment in their value.

	k)	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123R entitled “Share-Based Payment” (“FAS No. 123R”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005. The Company has adopted this Standard in the period commencing January 1, 2006. The impact of FAS No. 123 on the years ended December 31, 2006 and December 31, 2005 are disclosed in note 6(c).

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154"), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless such an approach is impracticable in which case prospective application of the change is appropriate, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. Prior to SFAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. The impact of the adoption of SFAS 154 have no effect on our financial statements.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

2.	Significant accounting policies (continued):

k) Recent accounting pronouncements (continued):

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. As the Company does not have any debt or equity investments, the impact of the adoption of FSP115-1 is not expected to impact our financial statements.

In September 2006. the FASB issued Statement of Financial Accounting Standards No- 157, “Fair Value Measurements” (“SFAS No.157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15.2007, and interim periods within those fiscal years. although early adoption is permitted. SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No.48 (“FIN 48") entitled Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No.109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes. The evaluation of a tax position in accordance with this Interpretation is a two- step process. Under the recognition step an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. FIN 48 is not expected to have a material impact on the Company’s financial statements.

FAS 153, Exchanges of Non-Monetary Assets. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company’s financial statements.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

2.	Significant accounting policies (continued):

(k) Recent Accounting Pronouncements (continued):
entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). There is no impact on the Company’s financial statements.

3.	Inventories:

	2006	2005
Inventories, at cost	$315,315	$278,234
Provision	(243,275)	(243,275)
	$72,040	$34,959

The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2006 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As a result, management has recorded a provision of $Nil at December 31, 2006 (2005 - $243,275) in respect of its Human Reminder inventory.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

4	.	Fixed assets:
					2006
				Accumulated	Net book
			Cost	depreciation	value

		Computer equipment	$22,196	$17,558	$4,638
		Office equipment	5,566	4,024	1,542
			$27,762	$21,582	$6,180

					2005
				Accumulated	Net book
			Cost	depreciation	value

		Computer equipment	$22,196	$15,570	$6,626
		Office equipment	5,566	3,639	1,927
			$27,762	$19,209	$8,553

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

5. Promissory notes payable:
	2006	2005

Promissory notes payable to relatives of directors:
Promissory notes payable to a relative of a director, secured by a general security agreement bearing interest at the rate of 1% per month due on
demand	$1,910,000	$1,910,000
Promissory notes payable to a relative of a director, secured by a general security agreement bearing interest at the rate of 1.25% per month due on
demand	251,347	-
Promissory notes payable to relatives of a director, secured by a general security agreement bearing interest at the United States bank prime rate plus
1%, due on demand	500,000	500,000
Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due
on demand with the same interest rate.	110,000	110,000
Promissory notes payable, unsecured, from relatives of a director, bearing
interest at 1% per month, due on demand	295,000	195,000
	3,066,347	2,715,000
Promissory notes payable to directors:
Promissory note payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	129,580	129,514

	129,580	129,514
Promissory notes payable to unrelated parties:
Promissory notes payable, unsecured, bearing interest at 1% per month, with
$90,000 repayable on December 31, 2004 and $10,000 repayable on January
10, 2005, which did not occur; currently all due on demand with the same
interest rate	2,151,500	2,006,500
Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, which did not occur; currently all due on
demand	230,000	230,000
Promissory note payable to ALR Inc., unsecured, non-interest bearing,
repayable on July 17, 2005, which did not occur; currently due on demand	270,912	270,912
	2,652,412	2,507,412
	$5,848,339	$5,351,926

Promissory notes payable have been classified in current liabilities as they consist of promissory notes payable which are due on demand or which are overdue and are now due on demand. The holders of the promissory notes payable have not taken action to demand repayment.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

6.	Capital stock and additional paid in capital:

	a)	Authorized common shares:

On November 16, 2004 the Company’s Board of Directors filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(c) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Board of Directors approval to amend the Company’s Articles of Incorporation to increase its authorized capital to 350,000,000 shares of common stock with a par value of $0.001 per share. The amendment became effective on January 6, 2005. As the Board of Directors had the unrestricted ability to increase the authorized share capital to levels that would allow for the exercise of committed option grants described in Note 6(b) below, those options outstanding prior to the effective date were considered to have been granted for accounting purposes.

	b)	Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	109,101,463	$0.25	76,541,463	$0.25
Granted	10,545,000	0.25	36,120,000	0.25
Cancelled	(3,770,000)	0.25	(3,560,000)	0.25

Outstanding, end of year	115,876,463	$0.25	109,101,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives of the options at December 31, 2006 were as follows:

	Options Outstanding
	Number of Options	Contractual Lives	Number of Options
Exercise Price	Outstanding	Remaining (Years)	Exercisable
$0.25	115,876,463	0.41 to 4.97	92,801,463

Unvested options will be vested when the Company achieves various performance milestones in connection with a new product being developed by the Company. The Company estimates the probability of the achievement of these milestones on a regular basis and adjusts the compensation recorded up to the beginning period where the performance targets are probable of being achieved.

Unvested options at December 31, 2006 consist of 23,075,000 (2005 - 30,100,000) options which will vest based on achieving certain sales and performance targets, including 15,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or at the beginning of the period in which the sales or performance targets are achieved or probable of being achieved. During the year ended December 31, 2006, 6,712,500 previously committed options vested on

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

6.	Capital stock and additional paid in capital (continued):

b) Stock options (continued):
the achievement of certain performance targets. The compensation cost related to these options, being the fair value of the options, has been estimated to be $430,139 which has been charged to selling, general and administrative expense and $89,427 to product development expenses. The weighted average per share fair value of the options committed to be issued in the period was $0.06.

During the year ended December 31, 2006, the Company irrevocably committed to grant 10,545,000 options to non-employees, including 1,000,000 to a director for providing services in product development, 543,000 to two directors for accounts payable, 1,300,000 to relatives of a director for promissory notes, 1,472,000 to relatives of two directors for accounts payable.

					Risk Free
					Interest	Expected	Expected
Date Granted	Total	Services	Loan	Payable	Rate	Life	Volatility	Dividend
January 3, 2006	2,000,000	2,000,000			4.30%	5	194.85%	-
January 4, 2006	400,000		400,000		4.28%	5	194.85%	-
February 9, 2006	250,000	250,000			4.55%	5	195.04%	-
April 7, 2006	200,000		200,000		4.30%	5	192.67%	-
April 27, 2006	80,000		80,000		4.34%	5	193.07%	-
September 8, 2006	990,000	90,000	900,000		4.71%	5	191.65%	-
November 20, 2006	300,000		300,000		4.60%	5	189.23%	-
December 19, 2006	2,695,000	2,695,000			4.57%	5	187.44%	-
December 20, 2006	3,630,000			3,630,000	4.57%	5	172.82%	-
	10,545,000	5,035,000	1,880,000	3,630,000

During the year ended December 31, 2006, the Company irrevocably committed to grant 5,035,000 options, in exchange for services. Of the total granted, 2,000,000 options were granted with 10% be vested immediately and the balance to be vested at the rate of 10% per month, which are exercisable at the price of $0.25 per share. All of these options were all vested during the year. Compensation cost related to these options, being the fair value of the options, has been estimated to be $152,669 has been charged to selling, general and administrative expense. The weighted average per share fair value of these options issued in the year was $0.08. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 195%, risk-free interest rates of 4.30% and no assumed dividend rate.

Of the total granted, 250,000 were to be vested based on certain performance target achieved by the Company and are exercisable at the price of $0.25 per share. During the year ended December 31, 2006, 62,500 of these options were vested. Compensation cost related to these options, being the fair value of the options, has been estimated to be $16,656 has been charged to product development expense. The weighted average per share fair value of these options issued in the year was $0.07. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 195%, risk-free interest rates of 4.55% and no assumed dividend rate.

Of the total granted, 1,000,000 were granted to a director and were vested immediately and are exercisable at the price of $0.25 per share. Compensation cost related to these options, being the fair value of the options, has been estimated to be $65,837 has been charged to product development expense. The weighted average per share fair value of these options issued in the year was $0.07. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 187%, risk-free interest rates of 4.57% and no assumed dividend rate.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

6.	Capital stock and additional paid in capital (continued):

b) Stock options (continued):

The balance of 1,785,000 options were vested at the time of commitment and are exercisable into the Company’s common shares at the price of $0.25 per share. Compensation cost related to options vested, being the fair value of the options, has been estimated to be $120,192, of which $75,712 has been charged to product development expense and $44,480 has been charged to selling, general and administrative expense. The weighted average per share fair value of these options issued in the year was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors from 187% to 192%, risk-free interest rates from 4.57% to 4.71% and no assumed dividend rate.

During the year ended December 31, 2006, the Company irrevocably committed to grant 1,880,000 options, of which 1,300,000 options were committed to be granted to relatives of directors, in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the gross proceeds of the new promissory notes allocated to options, were estimated to be $125,647 and have been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.09. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 192%, risk free rates of 4.54% and no assumed dividend rate.

During the year ended December 31, 2006, the Company irrevocably committed to grant 3,630,000 options, of which 543,000 options were committed to be granted to directors and 1,472,000 options to relatives of directors, in consideration of overdue accounts payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the fair value of the options, were estimated to be $231,858 and have been charged to interest expense. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, a volatility factor of 173%, a risk free rate of 4.57% and no assumed dividend rate.

				Risk Free
				Interest	Expected	Expected	Expected
Date Granted	Total	Services	Loan	Rate	Life	Volatility	Dividend
January 7, 2005	4,900,000	4,100,000	800,000	3.73%	5	220.95%	-
March 17, 2005	600,000	600,000	-	4.14%	5	221.58%	-
April 13, 2005	400,000	-	400,000	4.03%	5	183.14%	-
June 15, 2005	400,000	-	400,000	3.90%	5	192.54%	-
June 30, 2005	200,000	-	200,000	3.72%	5	192.43%	-
July 8, 2005	500,000	500,000	-	3.89%	5	193.49%	-
September 12, 2005	27,200,000 27,200,000		-	3.98%	5	195.61%	-
September 30, 2005	950,000	200,000	750,000	4.18%	5	195.86%	-
October 17, 2005	350,000	350,000	-	4.36%	5	194.34%	-
November 16, 2005	400,000	-	400,000	4.30%	5	196.84%	-
December 13, 2005	220,000	-	220,000	4.40%	5	195.18%	-
	36,120,000	32,950,000	3,170,000

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006 and

6.	Capital stock and additional paid in capital (continued):

	b)	Stock options (continued):

During the year ended December 31, 2005, the Company irrevocably committed to grant 3,975,000 options to non- employees and 100,000 to an employee in exchange for services. All of the options vested at the time of commitment and are exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years. Compensation cost related to options committed to non-employees, being the fair value of the options, has been estimated to be $204,602, of which $121,447 has been charged to product development expense and $83,155 has been charged to selling, general and administrative expense. The weighted average per share fair value of these options issued in the year was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors from 193% to 222%, risk-free interest rates from 3.73% to 4.18% and no assumed dividend rate.

During the year ended December 31, 2005, the Company irrevocably committed to grant 2,620,000 options, of which 1,620,000 options were committed to be granted to relatives of directors, in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the gross proceeds of the new promissory notes allocated to options, were estimated to be $112,681 and have been charged to interest expense. The weighted average per share fair value of the options irrevocably committed to be issued in the year was $0.04. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 193% to 221%, risk free rates of 3.73% to 4.4%and no assumed dividend rate.

During the year ended December 31, 2005, the Company irrevocably committed to grant 2,825,000 options, of which 1,785,000 options were committed to be granted to a director, in consideration of the extension of the due dates of promissory notes issued previously. All of the options vested at the time of commitment and are exercisable into the Company’s common shares at the price of $0.25 per share for a period of five years from the commitment date. Financing costs, being the fair value of the options, were estimated to be $137,493 and have been charged to interest expense. The weighted average per share fair value of these options irrevocably committed to be issued in the year was $0.05. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, a volatility factor of 221%, a risk free rate of 3.73% and no assumed dividend rate.

	c)	Net loss per share:

For the year ended December 31, 2006, no stock options were granted or irrevocably committed to be issued to employees. Had the Company determined compensation costs based on the fair value of its stock options at the grant date under SFAS No. 123, the Company’s loss for the year would have been increased to the pro forma amounts below:

	2006	2005
Loss
As reported	$2,610,689	$1,792,686
Add: Employee stock-based compensation as recorded	-
Deduct: Employee stock-based compensation, fair value method	-	5,691
Pro forma	$2,610,689	$1,798,377
Loss, per share, basic and diluted	-
As reported	$0.03	$0.03
Pro forma	$0.03	$0.03

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006 and

6.	Capital stock and additional paid in capital (continued):

d) Shares issued in settlement of liabilities:

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

7.	Related party transactions:

	2006	2005
19,000,000 common shares issued to a director, his relatives and a company controlled by a director for full and final settlement of outstanding promissory
notes payable and accounts payable and accrued liabilities	$-	$ 975,000
3,400,000 common shares issued to a director for full and final settlement of
outstanding promissory notes payable and accounts payable and accrued liabilities	-	170,000
500,000 common shares issued an officer for full and final settlement of
outstanding accounts payable and accrued liabilities	-	25,000
Financing cost related to options irrevocably committed to be issued to directors
and relatives of directors in consideration of promissory notes payable	81,109	69,176
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of the extension of the
due dates of promissory notes proceeds received previously	-	86,876
Financing cost related to options irrevocably committed to be issued to directors, relatives of directors, companies controlled by directors and an
officer in consideration of outstanding accounts payable and accrued liabilities	128,703	-
Interest on promissory notes payable to directors and relatives of directors	356,799	400,671
Management compensation to directors	379,800	310,200
Compensation paid to a relative of a director	36,000	36,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed in note 6(b).

All transactions with related parties were incurred in the normal course of operation and measured at the exchange amount which is the amount of consideration established and agreed upon by the related parties.

8. Contingency:

Accounts payable and accrued liabilities, as of December 31, 2006, includes $180,666 (2005 - $201,489) payables, which the Company disputes. The outcome of these matters cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the suppliers are reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

9. Commitments

On October 21, 1988, the Company entered into an agreement with A Little Reminder (ALR) Inc. (“ALR”) whereby the Company would have the non-exclusive right to distribute certain projects of ALR.

During the year ended December 31, 2000, the Company entered into three-year contracts with its named executive officers providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt	$156,600
Dr. Jaroslav Tichy $	60,000

The contracts are automatically renewable for a period of one year after the initial three-year term, and may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

The terms of Mr. Chan’s contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. As indicated above, Mr. Chan will also be entitled to 2,000,000 options with a five year term exercisable at $0.25. In addition, if more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into a non-compete agreement based on the selling price of the Company or its assets as follows

Sales Price		From	To	Participation
		$0	$24,999,999	2% plus
		$25,000,000	$49,999,999	3% plus
		$50,000,000	$199,999,999	4% plus
	$	over or equal to	$200,000,000	5%

The terms of Mr. Cruitt’s contract also provides for a commission of 1.0% of net sales during the term of the agreement. As indicated above, Mr. Cruitt will also be entitled to 4,000,000 options with a five year term exercisable at $0.25. 2,000,000 options will vest immediately while the remaining options will vest on the basis of 200,000 options for each 1,000,000 Medication Reminders sold or upon the sale of 50% or more of the Company’s stock or assets. In addition, if more than 50% of the Company’s stock or assets are sold, Mr. Cruitt will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price		From	To	Participation
		$0	$24,999,999	2% plus
		$25,000,000	$49,999,999	3% plus
		$50,000,000	$199,999,999	4% plus
	$	over or equal to	$200,000,000	5%

The terms of Dr. Tichy’s contract provides for 250,000 options with a five year term exercisable at $0.25. All the options are vested. In addition, if more than 50% of the Company’s stock or assets are sold, Dr. Tichy will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price	From	To	Participation
	$0	$24,999,999	2% plus
	$25,000,000	$49,999,999	3% plus
	$50,000,000	$199,999,999	4% plus

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

9.	Commitments (continued):

The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

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

The maximum credit risk exposure for all financial assets is the carrying value of the asset.

11.	Reconciliation of loss to net cash used by operating activities:

	2006	2005
Loss	$(2,610,689)	$(1,792,686)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	2,373	2,978
Foreign exchange loss on note payable	66	4,057
Financing cost of options irrevocably committed to be issued in consideration for:
promissory notes payable	125,647	112,681
due date extension	-	137,493
Compensation cost of options irrevocably committed to be issued to
non-employees for services	755,002	238,275
Financing cost of options irrevocably committed to be issued in
consideration for accounts payable and accrued liabilities	197,718	-
(Increase) decrease in accounts receivable	(1,817)	9,263
(Increase) decrease in inventories	(37,081)	44,210
(Increase) in prepaid expenses and deposits	(3,498)	-
Increase (decrease) in accounts payable and accrued liabilities	1,058,489	(420,584)
Common shares issued as full and final settlement of
accounts payable and accrued liabilities payable	-	1,120,000
Decrease (increase) in customer deposits	25,597	(65,455)
Net cash used by operating activities	$(488,193)	$(609,768)

12.	Income Taxes

Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes (“SFAS 109") requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company’s financial statements.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
$United States
Year ended December 31, 2006

12.	Income Taxes (continued)

The provision for income taxes differs from the result which would be obtained by applying the statutory tax rate of 34% (2005 - 34%) to income before income taxes. The difference results from the following items:

	2006	2005

Computed expected (benefit) of income taxes	$(887,634)	$(609,514)
Non-deductible expenses	366,645	166,073
Increase in valuation allowance	520,989	443,441

Income tax provision	-	-

Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	2006	2005

Net operating loss carried forward	$17,562,271	$16,029,949
Tax rate	34%	34%
Deferred tax assets	5,971,172	5,450,183
Valuation allowance	(5,971,172)	(5,450,183)
Net deferred tax asset	$-	$-

A valuation allowance has been established, and accordingly, no benefit has been recognized for the Company’s deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The operating losses amounting to $17,562,271 will expire between 2019 and 2026 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Fiscal Year	Amount	Expiry Date

1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026

Total	$17,562,271

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The balance sheet as at December 31, 2005 and the statements of loss and deficit and cash flows for the year ended December 31, 2005 were audited by other auditors who expressed an opinion without exception on these financial statements in their report dated May 4, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held
Sidney Chan	56	Chief Executive Officer, Chief Financial Officer and member of
		the Board of Directors
Stanley Cruitt	57	President and member of the Board of Directors
Dr. Jaroslav Tichy	66	Vice President, Technology and member of the Board of
		Directors

     All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan - Chief Executive Officer and a member of the Board of Directors of the Company.

     Since April 4, 2000, Mr. Chan has been the Chief Executive Officer of the Company and the Secretary/Treasurer since April 30, 2001. From December 14, 1999 to April 4, 2000, Mr. Chan was the President of the Company. Since December 14, 1999, Mr. Chan has been a member of the Board of Directors of the Company. Since 1986, Mr. Chan has been the President of Knight’s Financial Limited, a company based in Vancouver, British Columbia.

Stanley Cruitt - President and a member of the Board of Directors of the Company.

     Since April 4, 2000, Mr. Cruitt has been President of the Company. Since December 1, 2000, Mr. Cruitt has been a member of the Board of Directors. From 1995 through to March, 2000, Mr. Cruitt was Director of Marketing Services and a member of the management team for Novartis Animal Health (formerly Ciba) and since December 1999 through 2006 was president of Horizon Marketing & Research Inc.

Dr. Jaroslav V. Tichy - Vice President, Technology and a member of the Board of Directors of the Company

     Since December 1, 2000, Dr. Tichy has been Vice President, Technology of the Company. On August 25, 2006, Dr. Tichy was appointed as director of the Company. From 1984 through 2000, Dr. Tichy was a Systems Design Specialist with Weir-Jones Engineering Consultants Ltd. Since 1997, Dr. Tichy has been President and CEO of Silentronix Systems Inc.

Involvement in Certain Legal Proceedings

     To the Company’s knowledge, during the past five years, its officers and directors: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2006, no officer and director failed to file their Form 3, 4 and 5 on a timely basis.

Audit Committee and Charter

     The Company has an audit committee and audit committee charter. The Company’s audit committee is comprised of all of its officers and directors. None of directors are deemed independent. All directors also hold positions as officers of the Company. A copy of the Company’s audit committee charter is filed as an exhibit to this report. The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     The Company has no financial expert. It believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company’s limited operations, management believes the services of a financial expert are not warranted.

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

Disclosure Committee and Charter

     The Company has a disclosure committee and disclosure committee charter. The Company’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of the Company’s financial reports.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid by the Company to officers and directors during the three most recent fiscal years.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All Other
				Annual	Stock	Underlying	LTIP	Compen-
Name and Principal		Salary	Bonus	Compen-	Award(s)	Options /	Payouts	Sation
Position	Year	($)	($)	sation ($)[1]	($)	SARs (#)	($)	($)
Sidney Chan [2]	2006	144,000	-	9,600	-	-	-	-
CEO & Director	2005	144,000	-	-	-	11,785,000	-	-
	2004	144,000	-	-	-	60,000	-	-

Stanley Cruitt [3]	2006	156,600	-	9,600	-	87,000	-	-
President & Director	2005	156,600	-	9,600	-	10,000,000	-	-
	2004	156,600	-	9,600	-	3,835,065	-	-

Dr. Jaroslav.	2006	60,000	-	-	-	1,000,000	-	-
Tichy, [4]	2005	60,000	-	-	-	3,000,000	-	-
Vice President -	2004	60,000	-	-	-	246,249	-	-
Technology & Director

[1]	Automobile allowance
[2]	At December 31, 2006, salaries and other annual compensation for fiscal 2006, 2005 and 2004 totaling $441,600 remain unpaid and are included in accounts payable and accrued liabilities.
[3]	At December 31, 2006, salaries and other annual compensation for fiscal 2006, 2005 and 2004 totaling $498,000 remain unpaid and are included in accounts payable and accrued liabilities.
[4]	At December 31, 2006, salaries and other annual compensation for fiscal 2006, 2005 totaling $118,000 remain unpaid and are included in accounts payable and accrued liabilities.

     The Company has irrevocably committed to grant a total of 13,845,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the issuer, 18,528,976 stock options to Stanley Cruitt, President and a Director of the issuer, 4,952,249 options to Dr. Jaroslav Tichy, Vice President - Technology of the issuer. The exercise price of the options is $0.25 per share and they will be exercisable for a period of five years.

     The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan,Cruitt and Tichy.

     The Company does not have any long-term incentive plans. However, the Company issued 200,000 stock options to an employee in 2005.

     The Company has entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt	$156,600
Dr. Jaroslav Tichy	$60,000

     The contracts may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

     The terms of Mr. Chan’s contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. As indicated above, Mr. Chan will also be entitled to 2,000,000 options with a five year term exercisable at $0.25. In addition, if more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into a non-compete agreement based on the selling price of the Company or its assets as follows

Sales Price
	From	To	Participation
	$0	$24,999,999	2%	plus
	$25,000,000	$49,999,999	3%	plus
	$50,000,000	$199,999,999	4%	plus
	over or equal to	$200,000,000		5%

     The terms of Mr. Cruitt’s contract also provides for a commission of 1.0% of net sales during the term of the agreement. As indicated above, Mr. Cruitt will also be entitled to 4,000,000 options with a five year term exercisable at $0.25. 2,000,000 options will vest immediately while the remaining options will vest on the basis of 200,000 options for each 1,000,000 Medication Reminders sold or upon the sale of 50% or more of the Company’s stock or assets. In addition, if more than 50% of the Company’s stock or assets are sold, Mr. Cruitt will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
	From	To	Participation
	$0	$24,999,999	2%	plus
	$25,000,000	$49,999,999	3%	plus
	$50,000,000	$199,999,999	4%	plus
	over or equal to	$200,000,000		5%

     The terms of Dr. Tichy’s contract provides for 250,000 options with a five year term exercisable at $0.25. All the options are vested. In addition, if more than 50% of the Company’s stock or assets are sold, Dr. Tichy will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
	From	To	Participation
	$0	$24,999,999	2%	plus
	$25,000,000	$49,999,999	3%	plus
	$50,000,000	$199,999,999	4%	plus
	over or equal to	$200,000,000		5%

Compensation of Directors

     There are no standard or other arrangements pursuant to which the Company’s directors were compensated in their capacity as such during the 2006 fiscal year.

     The Company’s Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

     Effective August 25, 2006, the Board of Directors consists three members, Mr. Sidney Chan, Chairman and Chief Executive Officer of the Company, Mr. Stanley Cruitt, President of the Company, and Dr. Jaroslav Tichy. All three directors are also officers of the Company. There are no independent directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 2006, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Amount and
Name and Address	Nature of			Percent
of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	27,500,000	[1]	Chief Executive Officer and a	36.15%
3062 S.W. Marine Dr			member of the Board of
Vancouver, B.C.			Director
Stanley Cruitt	13,400,000		President and a member of	17.61%
525 Roslyn Road			the Board of Directors
Winston-Salem N.C.
Dr. Jaroslav Tichy	500,000		Vice President, Technology	0.66%
7128 Brewster Drive West
Delta, BC V4E 1V2
All officers and Directors	41,400,400			54.42%
as a group (3 persons)

[1] 1,000,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, and 26,000,000 shares are owned by Christine Kan, Mr. Chan’s wife.

     In consideration of services, promissory notes payable or the extension of their due dates and accounts payable and accrued liabilities, the Company has irrevocably committed to issue a total of 13,845,000 stock options to Sidney Chan, Chief Executive Officer and a Director of the Company, 20,412,336 stock options to Christine Kan, his wife and 1,543,146 options to a company controlled by Mr. Chan and Ms. Kan. The Company has also irrevocably committed to issue a total of 18,528,976 stock options to Stanley Cruitt, President and a Director of the issuer, 280,000 options to Annie Cruitt, his wife, 4,952,249 options to Dr. Jaroslav Tichy, Vice President, Technology and a director of the issuer. The Company has also irrevocably committed to issue a total of 4,927,000 stock options to relatives of a director. The exercise price of the options is $0.25 per share and the options are exercisable for a period of five years from the commitment date.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 2006, Christine Kan, wife of Sidney Chan, Chief Executive Officer and Director of the Company loaned the Company a total of $239,347. The loan bears interest at 1.25% percent per month and is secured by a floating charge against the assets of the Company.

     During the year ended December 31, 2006, the Company received loans totaling $100,000 from a relative of Sidney Chan. The loans bear interest at 1% of month and are unsecured.

     During the year ended December 31, 2006, the Company irrevocably committed to issue the following stock options to common shares of the Company:

a.

900,000 stock options to Christine Kan and 400,000 stock options to a relative of a director in consideration of promissory notes payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

b.

87,000 stock options to Stanley Cruitt, 456,000 stock options to Dr. Jaroslav Tichy, 1,315,000 stock options to Christine Kan and 157,000 stock options to a relative of a director in consideration of overdue accounts payable. All of the options vested at the time of commitment and are exercisable into the Company’s common shares for a period of five years from the commitment date;

c.

1,000,000 stock options to Dr. Jaroslav Tichy in consideration of services. These options, once vested, are exercisable into the Company’s common shares for a period of five years from the commitment date.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     The Company filed a total of six reports on Form 8-K on January 11, July 11, July 27, September 27, November 16, and November 17, 2006.

Exhibits

     The following documents are incorporated herein by reference from the Registrant’s Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

Exhibit No.	Description
3.1	Initial Articles of Incorporation.
3.2	Bylaws
3.3	Articles of Amendment to the Articles of Incorporation.
3.4	Articles of Amendment to the Articles of Incorporation.
3.5	Articles of Amendment to the Articles of Incorporation.

     The following documents are incorporated herein by reference from the Registrant’s Form 8-K Current Report, which was filed with the Securities and Exchange Commission on February 16, 2000, and all exhibits thereto.

Exhibit No.	Description
99.9	Settlement Agreement dated January 27, 2000, between the Company, 706166 Alberta Ltd.,
745797 Alberta Ltd. Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney
Chan.

     The following documents are incorporated herein by referencing from the Registrant’s Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2001:

Exhibit No.	Description
99.1	Agreement to Provide Services between the Company and Horizon Marketing & Research,
Inc. regarding Stanley Cruitt
99.11	Agreement to Provide Services between the Company and Dr. Jaroslav Tichy.
99.12	Agreement to Provide Services between the Company and Knight’s Financial Limited regarding Ms. Christine Kan.
99.13	Agreement to Provide Services between the Company and Knight’s Financial Limited regarding Mr. Sidney Chan
99.14	Agreement to Provide Services between the Company and Bert Honsch.
99.15	Agreement to Provide Services between the Company and Kenneth Berkholtz.
99.16	Agreement to Provide Services between the Company and Jim Cleary.
99.17	Settlement agreement between ALR Technologies, Inc. and Ken Robulak.

     The following documents are incorporated herein by referencing from the Registrant’s Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 2002:

Exhibit No.	Description
99.18	Agreement to Provide Services between the Company and RJF Management
Resource Associates, LLC.

     The following documents are incorporated herein by referencing from the Registrant’s Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 2003:

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

2006	US$20,000	Telford Sadovnick, P.L.L.C.
2005	CDN$39,000	KPMG

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	US$5,000	Telford Sadovnick, P.L.L.C.
2005	CDN$22,250	KPMG

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$ nil
2005	$ nil

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$ nil
2005	$ nil

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 2007.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Principal Executive Officer and
Principal Accounting Officer

BY:	STANLEY CRUITT
Stanley Cruitt
President and a Member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Principal Executive Officer, Principal	April 2, 2007
Sidney Chan	Financial Officer and a member of the Board of
Directors

STANLEY CRUITT	President and a Member of the Board of	April 2, 2007
Stanley Cruitt	Directors

April 2, 2007
Jaroslav Tichy