Form 10QSB
period 2007-03-31
ALR TECHNOLOGIES INC
filed 2007-05-15
CIK 1087022

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007: 76,078,446.

The Registrant is a Shell company. Yes [  ]    No [X]

====================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)
March 31, 2007 and December 31, 2006

	March 31	December 31
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$-	$8,417
Accounts receivable	12,564	4,931
Inventories (note 3)	63,809	72,040
Prepaid expenses	-	3,498
	76,373	88,886
Fixed assets, net of accumulated depreciation	5,755	6,180
	$82,128	$95,066

Liabilities and Shareholders' Deficiency
Current liabilities:
Bank indebtedness	$385	$-
Accounts payable and accrued liabilities	1,639,351	1,525,468
Accounts payable and accrued liabilities due to related parties	2,119,109	1,947,856
Customer deposits	25,597	25,597
Promissory notes payable to relatives of directors (note 4)	3,066,347	3,066,347
Promissory notes payable to directors (note 4)	130,974	129,580
Promissory notes payable (note 4)	2,652,412	2,652,412
	9,634,175	9,347,260

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001 per share
authorized 76,078,446 issued (December 31, 2006 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,851,548	12,851,548
Deficit	(22,516,837)	(22,216,984)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(9,552,047)	(9,252,194)
Basis of presentation (note 1)
Commitments (note 4)
Related party transactions (notes 4, 5 and 7)
Contingency (note 6)
	$82,128	$95,066
See accompanying notes to interim financial statements

F -1

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
($ United States)
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

Revenue
Sales	114,764	$17,417
Cost of sales	5,786	1,146

	108,978	16,271

Expenses
Depreciation	425	593
Development costs	54,186	146,662
Foreign exchange loss (gain)	2,259	(270)
Interest	166,480	166,260
Professional fees	16,503	11,346
Rent	9,507	11,047
Selling, general and administration	159,471	477,585

	408,831	813,223
Net loss	(299,853)	(796,952)
Deficit, beginning of period	(22,216,984)	(19,606,295)

Deficit, end of period	(22,516,837)	$(20,403,247)

Loss per share, basic and diluted	-	$(0.01)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Three Month Period Ended March 31, 2007 and 2006
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid-in		Comprehensive	Shareholders'
	of Shares Amount		Capital	Deficit	Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$(19,606,295)	$37,164	$(7,719,872)

Financing cost of stock options issued in
consideration of
promissory notes payable:
relative of a director	-	-	81,109	-	-	81,109
non-related parties	-	-	44,538	-	-	44,538

Financing cost of stock options issued in
consideration of accounts payable to:
directors and officer			34,683			34,683
relative of a director			83,992			83,992
non-related parties			79,043			79,043

Compensating cost of stock
options issued or vested for services:
directors and officer	-	-	284,210	-	-	284,210
relative of a director			10,028			10,028
employees and consultants	-	-	229,788	-	-	229,788

Compensating cost of stock
options issued for product development:
directors and officer			108,469			108,469
employees and consultants			122,507			122,507

Loss and comprehensive loss				(2,610,689)		(2,610,689)

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984)	$37,164	(9,252,194)

Loss and comprehensive loss				(299,853)		(299,853)

Balance, March 31, 2007	76,078,446	$76,078	$12,851,548	$(22,516,837)	$37,164	$(9,552,047)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Three Month Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

Cash flows from operating activities (note 8):
Cash received from customers	$107,131	$31,693
Cash paid to suppliers and employees	(113,087)	(130,367)
Interest paid	(2,846)	(1,497)

Net cash used in operating activities	(8,802)	(100,171)

Cash flows from financing activities:
Bank indebtedness	385	-
Promissory notes payable	-	100,000

	385	100,000

Cash flows from investing activities:
Purchase of fixed assets	-	-

	-	-

Increase (decrease) in cash during the period	(8,417)	(171)
Cash, beginning of period	8,417	263

Cash, end of period	$-	$92

Non-cash financing activities:

Financing cost of stock options
issued in consideration for
promissory notes payable	-	19,000

Compensation cost of
stock options issued
for services	-	427,964

	$-	$446,964

See accompanying notes to interim financial statements

F -4

ALR TECHNOLOGIES INC. Notes to Interim Financial Statements ($ United States) Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

2.   Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC. Notes to Interim Financial Statements ($ United States) Three Months Ended March 31, 2007 and 2006 (Unaudited)

(a)  Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued.

3. Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to March 31, 2007 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of March 31, 2007, management had recorded a provision of $243,275 (December 31, 2006 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2006 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

4. Promissory notes payable

During the three month period ended March 31, 2007, a promissory note repayable in Canadian dollars to a director was increased by $1,394 due to unfavorable exchange rate changes.

ALR TECHNOLOGIES INC. Notes to Interim Financial Statements ($ United States) Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

b)   Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Three Months Ended		Year Ended
	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	115,876,463	$0.25	109,101,463	$0.25
Granted	-	-	10,545,000	0.25
Expired or cancelled	-	-	(3,770,000)	0.25
Outstanding, end of period	115,876,463	$0.25	115,876,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2007 were as follows:

Options Outstanding
	Number of	Contractual	Number of
	Options	Lives	Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	115,876,463	0.16 to 4.73	92,801,463

ALR TECHNOLOGIES INC. Notes to Interim Financial Statements ($ United States) Three Months Ended March 31, 2007 and 2006 (Unaudited)

5.   Capital stock (continued)

Unvested options at March 31, 2007 consist of 23,075,000 options which will vest based on achieving certain sales and performance targets, including 17,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

6.   Contingency

Accounts payable and accrued liabilities as of March 31, 2007 includes $180,666 (December 31. 2006 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7.   Related party transactions

Related party transactions for the three months ended March 31, 2007 and 2006 included the following:

	2007	2006

Financing cost related to options irrevocably
committed to be issued to directors and relatives of
directors in consideration of promissory notes
payable or their due date extension	$-	$19,000

Interest on promissory notes payable	91,956	83,118

Compensation paid to a relative of a director	1,098	36,000

Management compensation for directors and officer	103,950	88,950
	$197,004	$227,068

ALR TECHNOLOGIES INC. Notes to Interim Financial Statements ($ United States) Three Months Ended March 31, 2007 and 2006 (Unaudited)

7.   Related party transactions (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to be the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $2,119,109 (December 31, 2006 - $1,947,856) owing to related parties.

8.	Reconciliation of net loss to net cash used in operating activities

		Three Months Ended
		March 31
		2007	2006

	Net loss for the period	$(299,853)	$(796,952)
	Add items not affecting cash:
	Depreciation	425	593
	Foreign exchange on note payable	1,394	(133)
	Compensation cost of options
	issued for services	-	337,116
	Compensation cost of options
	product development	-	90,848
	Financing of option issued in consideration
	for promissory notes payable	-	19,000
	Non-cash working capital items:
	Receivable and advances	(7,633)	(11,321)
	Inventories	8,231	(404)
	Prepaid expenses	3,498	(12,588)
	Accounts payable and accrued liabilities	285,136	248,073
	Customer deposit	-	25,597

		$(8,802)	$(100,171)

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements

     The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2007, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

     Contracts with companies that will provide selling support to medical supply companies and health services providers as well as contracts with companies that sell directly to institutions and large medical practices were completed in 2004. Additional contracts are in process as the Company completes development of its home health monitoring system. The Company will also utilize advertising/promotion and publicity activities to pharmaceutical manufacturers, contract research organizations, independent pharmacies and consumers.

Sales revenue was $114,764 in the quarter ended March 31, 2007 as compare to $17,417 in the quarter ended March 31, 2006. The increase in sales is mainly due to a large shipment to a customer.

Development costs were $54,186 in the quarter ended March 31, 2007 from $146,662 in the first quarter of 2006. Development costs incurred in the three months ended March 31, 2007 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the quarter ended March 31, 2007 include $Nil (2006 - $89,427) non-cash compensation costs related to options issued for services in the period.

Interest expense was $166,480 for the quarter ended March 31, 2007 as compared with $166,260 for the quarter ended March 31, 2006. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $16,503 for the quarter ended March 31, 2007 as compared with $11,346 for the comparable period in 2006. Fees were higher in the first quarter of 2007 primarily due to additional accounting services obtained in the period.

The selling, general and administrative expenses were $159,471 for the quarter ended March 31, 2007 as compared to $477,585 for the comparable period in 2006. The decrease relates primarily to the absence of options issued during the period as compared to $338,537 during the three months ended March 31, 2006.

The loss of $299,853 for the quarter ended March 31, 2007 decreased from a loss of $796,952 for the comparable period in 2006. The largest component of this decrease was due to decrease in non-cash interest and compensation costs related to options previously issued for product development and services were vested during the three months ended March 31, 2007.

Liquidity and Capital Resources Cash Balances and Working Capital

     As of March 31, 2007, the Company's cash balance was $Nil compared to $8,417 as at December 31, 2006. As of March 31, 2007, the Company had a working capital deficiency of $9,557,802 as compared to a working capital deficiency of $9,258,374 as at December 31, 2006.

Short and Long Term Liquidity

     As at March 31, 2007, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

     Cash used by the Company in operating activities during the quarter ended March 31, 2007 were $8,802 as compared with $100,171 cash generated in the first quarter of 2006. The decrease in cash used in operations relates primarily to decrease in cash amounts paid to debt-holders.

Cash Proceeds from Financing Activities

     During three months ended March 31, 2007, the Company received no loan as compare to $100,000 in the first quarter of 2006 from a relative of a director.

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

ITEM 5.   OTHER MATTERS

     None.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2007.

ALR TECHNOLOGIES INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan, Chairman, Chief Executive Officer and a
         member of the Board of Directors

BY:   STANLEY CRUITT
         Stanley Cruitt, President and a Member of the Board of
         Directors