Form 10QSB
period 2007-06-30
ALR TECHNOLOGIES INC
filed 2007-08-14
CIK 1087022

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007: 76,078,446.

The Registrant is a Shell company. Yes [  ]   No [X]

=========================================================================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)

	June 30	December 31
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,012	$8,417
Accounts receivable	2,993	4,931
Inventories (note 3)	84,343	72,040
Prepaid expenses and deposits	-	3,498
	88,348	88,886
Fixed assets, net of accumulated depreciation	5,330	6,180
	$93,678	$95,066

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,809,118	$1,525,468
Accounts payable and accrued liabilities due to related parties	2,287,886	1,947,856
Customer deposits	25,597	25,597
Promissory notes payable to relatives of directors (note 4)	3,066,347	3,066,347
Promissory notes payable to directors (note 4)	141,997	129,580
Promissory notes payable (note 4)	2,727,412	2,652,412
	10,058,357	9,347,260

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par value of $0.001 per share
authorized 76,078,446 issued (December 31, 2006 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,951,235	12,851,548
Deficit	(23,029,156)	(22,216,984)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164
	(9,964,679)	(9,252,194)
Basics of presentation (note 1)
Commitments (note 6)
Related party transactions (notes 5 and 7)
Contingency (note 6)
Subsequent events (note 9)	$93,678	$95,066

See accompanying notes to interim financial statements.

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
($ United States)
Six Months Ended June 30, 2007
(Unaudited)

	Three Months Ended			Six Months Ended
	2007	2006		2007	2006

Revenue
Sales	$20,806	$200,935		$135,570	$218,352
Cost of sales	10,408	47,378		16,194	48,524

	10,398	153,557		119,376	169,828

Expenses
Depreciation	425	594		850	1,187
Development costs	98,903	60,740		153,089	207,402
Foreign exchange loss	17,493	7,538		19,752	7,268
Interest	181,571	185,947		348,051	352,207
Professional fees	22,705	46,703		39,208	58,049
Rent	9,884	9,446		19,391	20,493
Selling, general and administration	191,736	219,470		351,207	697,055

	522,717	530,438		931,548	1,343,661
Loss and comprehensive loss	(512,319)	(376,881)		(812,172)	(1,173,833)
Deficit, beginning of period	(22,516,837)	(20,403,247)		(22,216,984)	(19,606,295)

Deficit, end of period	$(23,029,156)	$(20,780,128)		$(23,029,156)	$(20,780,128)

					-
Loss per share, basic and diluted	$(0.01)	$(0.01)	$	$(0.01)	$(0.02)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446		76,078,446	76,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six Months Ended June 30, 2007
(Unaudited)

						Accumulated
	Capital Stock		Additional			Other	Total
	Number		Paid in			Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit		Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$ 11,773,181	$ (19,606,295	) $	37,164	$ (7,719,872)
Financing cost of stock options issued in
consideration of promissory notes payable
- relatives of directors	-	-	81,109	-		-	81,109
- non-related parties	-	-	44,538	-		-	44,538
Financing cost of stock options issued in
consideration of extension of accounts payable
- directors and officers	-	-	34,683	-		-	34,683
- relatives of a directors	-	-	83,992	-		-	83,992
- non-related parties	-	-	79,043	-		-	79,043
Compensating cost of stock options issued
or vested for services
- directors and officers	-	-	284,210	-		-	284,210
- relatives of directors	-	-	10,028	-		-	10,028
- non-related parties	-	-	229,788	-		-	229,788
Compensating cost of stock options issued
or vested for product development
- directors and officers	-	-	108,469	-		-	108,469
- relatives of directors	-	-	-	-		-	-
- non-related parties	-	-	122,507	-		-	122,507
Loss and comprehensive loss	-	-	-	(2,610,689)		-	(2,610,689)

Balance, December 31, 2006	76,078,446	76,078	12,851,548	(22,216,984)		37,164	(9,252,194)
Financing cost of stock options issued in
consideration of promissory notes payable
- non-related parties			12,458				12,458
Compensating cost of stock options issued
or vested for services
- non-related parties			39,838				39,838
Compensating cost of stock options issued
or vested for product development
- non-related parties			47,391				47,391

Loss and comprehensive loss	-	-	-	(812,172)		-	(812,172)

Balance, June 30, 2007	76,078,446	$76,078	$ 12,951,235	$ (23,029,156	) $	37,164	$ (9,964,679)

See accompanying note to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Six Months Ended June 30, 2007
Unaudited

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Cash provided by (used for):
Cash flows from operating activities (note 8):
Cash received from customers	$30,377	$209,327	$137,508	$241,020
Cash paid to suppliers and employees	(103,842)	(266,105)	(216,929)	(396,472)
Interest paid	(138)	(4,633)	(2,984)	(6,130)

Net cash used in operating activities	(73,603)	(61,411)	(82,405)	(161,582)

Cash flows from financing activities:
Bank indebtedness	(385)	-	-	-
Promissory notes payable	75,000	70,000	75,000	170,000

	74,615	70,000	75,000	170,000

Increase (decrease) in cash during the period	1,012	8,589	(7,405)	8,418
Cash, beginning of period	-	92	8,417	263

Cash, end of period	$1,012	$8,681	$1,012	$8,681

Non-cash financing activities:

Financing cost of stock options issued in
consideration for promissory notes payable	$12,458	$24,631	$12,458	$43,631

Compensation cost of stock options issued
for services	87,229	45,801	87,229	473,765

	$99,687	$70,432	$99,687	$517,396

See accompanying notes to interim financial statements.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)

Six Months Ended June 30, 2007 and 2006
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

Six Months Ended June 30, 2007 and 2006
(Unaudited)

(a) Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued.

3. Inventories

The Company's inventories consists solely of finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to June 30, 2007 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of June 30, 2007, management had recorded a provision of $243,275 (December 31, 2006 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2006 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

4. Promissory notes payable

During the six month period ended June 30, 2007, the Company received a total of $75,000 from a non-related party in exchange for promissory notes payable. The promissory note is due on demand, bear interest at 1.0% per month and is unsecured. As further consideration, 300,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 31, 2017 were issued (see note 5(b)).

During the six month period ended June 30, 2007, a promissory note repayable in Canadian dollars to a director was increased by $12,417 due to unfavorable exchange rate changes.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)

Six Months Ended June 30, 2007 and 2006
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

b) Stock options:

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Six Months Ended		Year Ended
	June 30, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding, beginning of period	115,876,463	$0.25	109,101,463	$0.25
Granted	2,900,000	0.25	10,545,000	0.25
Expired or cancelled	(280,000)	0.25	(3,770,000)	0.25
Outstanding, end of period	118,496,463	$0.25	115,876,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at June 30, 2007 were as follows:

Options Outstanding
	Number of	Contractual	Number of
	Options	Lives	Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	118,496,463	0.47 to 9.93	93,971,463

On May 17, 2007, the Company agreed to offer the certain optionees holding a total of 110,540,463 stock options to have the expiry dates of the pertinent stock option agreements to May 17, 2017 subject to formal acceptance by optionees by returning executed stock option agreements and extension agreements to the Company on or before August 31, 2007.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)

Six Months Ended June 30, 2007 and 2006
(Unaudited)

5. Capital stock (continued)

Unvested options at June 30, 2007 consist of 24,525,000 options which will vest based on achieving certain sales and performance targets, including 17,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

6. Contingency

Accounts payable and accrued liabilities as of June 30, 2007 includes $180,666 (December 31. 2006 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7. Related party transactions

Related party transactions for the six months ended June 30, 2007 and 2006 included the following:

	2007	2006
Financing cost related to options irrevocably committed to be issued to directors and relatives of directors in consideration of promissory notes
payable or their due date extension	$-	$19,000

Financing cost related to vested options irrevocably committed to be
issued to directors and officers in consideration of services	-	326842

Interest on promissory notes payable	185,127	171,092

Management compensation for directors and officer	207,900	227,100

Consulting fees for a relative of a director	6,998	-

	$400,025	$744,034

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)

Six Months Ended June 30, 2007 and 2006
(Unaudited)

7. Related party transactions (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid a relative of a director have been recorded at the exchange amount, which is the amount agreed to be the parties Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $2,287,886 (December 31, 2006 - $1,947,856) owing related parties.

8. Reconciliation of net loss to net cash used in operating activities

	Three Months Ended				Six Months Ended
	June 30				June 30
	2007		2006		2007		2006

Net loss for the period	$(512,319	) $	(376,881	) $	(812,172	) $	(1,173,833)
Add items not affecting cash:
Depreciation	425		594		850		1,187
Foreign exchange on note payable	11,023		3,846		12,417		3,713
Compensation cost of options issued for services	39,838		47,222		39,838		384,338
Compensation cost of options product development	47,391		(1,421)		47,391		89,427
Financing of option issued in consideration
for promissory notes payable	12,458		24,631		12,458		43,631
Non-cash working capital items:
Receivable and advances	9,571		8,392		1,938		(2,929)
Inventories	(20,534)		(16,161)		(12,303)		(16,565)
Prepaid expenses	-		12,588		3,498		-
Accounts payable and accrued liabilities	338,544		235,779		623,680		(483,852)
Customer deposit	-		-		-		(25,597)

	$(73,603	) $	(61,411	) $	(82,405	) $	(161,582)

9. Subsequent events

The Company granted 250,000 stock options to two consultants at the price of $0.25 per share for a period of five years.

On August 8, 2007, the Company filed Form 8-K announcing the Company had delivered its first order of custom designed compliance reminder devices for users of contact lenses to a leading contract lens manufacturer.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at June 30, 2007, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Sales revenue was $20,806 in the quarter ended June 30, 2007 and $135,570 for the six months ended June 30, 2007 as compare to $200,935 in the quarter ended June 30, 2005 and $218,352 during the six months ended June 30, 2006. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

Development costs were $98,903 and $153,089 for the quarter and six months ended June 30, 2007 as compared with $60,740 and $207,402 for the quarter and six months ended June 30, 2006. Development costs incurred in the first quarter of 2007 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the quarter and six months ended June 30, 2007 include $47,391 of non-cash compensation costs related to options issued for services in the period.

Interest expense was $181,571 and $348,051 for the quarter and for the six months ended June 30, 2007 as compared with $185,947 and $352,207 for the quarter and six months ended June 30, 2006. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

Professional fees were $22,705 and $39,208 for the quarter and for the six months ended June 30, 2007 as compared with $46,703 and $58,049 for the quarter and for the six months ended June 30, 2006. Fees were lower primarily due to lesser accounting and audit services obtained in the period.

The selling, general and administrative expenses were $191,736 and $351,207 for the quarter and for the six months ended June 30, 2007 as compared to $219,470 and $697,055 for the quarter and for the six month period ended June 30, 2006. Included in selling, general and administrative expenses was $39,839 for the six months ended June 30, 2007 relating to options issued in exchange for services as compared to $384,338 for the six months ended June 30, 2006. The decrease relates primarily to lower stock options issued for services during the current period.

The loss of $512,319 for the quarter ended June 30, 2007 increased from a loss of $376,881 for the same quarter in 2006 mainly due to lower sales. The loss of $812,172 for the six months ended June 30, 2007 decreased from a loss of $1,173,833 for the six months ended June 30, 2006. The largest component of this decrease was the non-cash interest and compensation costs related to options issued for product development and services.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2007, the Company's cash balance was $1,012 compared to $8,417 as at December 31, 2006. As of June 30, 2007, the Company had a working capital deficiency of $9,970,009 as compared to a working capital deficiency of $9,258,374 as at December 31, 2006.

Short and Long Term Liquidity

As at June 30, 2007, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the quarter and six months ended June 30, 2007 were $73,603 and $82,405 as compared with $61,411 and $161,582 cash generated in the quarter and six months ended June 30, 2006. While there was an increase of $12,192 in the current quarter, the cash used in operations for the current six month period was $79,177 lower than the same period in 2006 primarily due to increase in cash amounts paid to suppliers.

Cash Proceeds from Financing Activities

During six months ended June 30, 2007, the Company received $75,000 loan from a non-related party as compare to $170,000 in the second quarter of 2006 from a relative of a director.

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.     CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2007.

ALR TECHNOLOGIES INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan, Chairman, Chief Executive
         Officer and a member of the Board of
         Directors

BY:   STANLEY CRUITT
         Stanley Cruitt, President and a Member of the
         Board of Directors