Form 10QSB
period 2007-09-30
ALR TECHNOLOGIES INC
filed 2007-11-14
CIK 1087022

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2007: 76,078,446.

The Registrant is a Shell company. Yes [  ]     No [X]

=========================================================================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,568	$8,417
Accounts receivable	1,451	4,931
Inventories (note 3)	87,696	72,040
Prepaid expenses and deposits	-	3,498

	90,715	88,886
Fixed assets, net of accumulated depreciation	4,905	6,180

	$95,620	$95,066

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,938,995	$1,525,468
Accounts payable and accrued liabilities due to
related parties (note 7)	2,553,831	1,947,856
Customer deposits	-	25,597
Promissory notes payable to relatives
of directors (note 4)	3,066,347	3,066,347
Promissory notes payable to directors (note 4)	151,561	129,580
Promissory notes payable (note 4)	2,727,412	2,652,412

	10,438,146	9,347,260
Contingency (note 6)

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2006 - 76,078,446)	76,078	76,078
Additional paid-in capital	12,951,235	12,851,548
Accumulated deficit	(23,407,003)	(22,216,984)
Accumulated other comprehensive income:
Cumulative translation adjustment	37,164	37,164

	(10,342,526)	(9,252,194)
	$95,620	$95,066

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
($ United States)
Nine Months Ended September 30, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Revenue
Sales	$1,526	$17,756	$137,096	$236,108
Cost of sales	589	650	16,783	49,174

	937	17,106	120,313	186,934

Expenses
Depreciation	425	593	1,275	1,780
Development costs	21,568	124,879	174,657	332,281
Foreign exchange loss	16,199	2,182	35,951	9,450
Interest	169,852	218,578	517,903	570,785
Professional fees	15,020	13,737	54,228	71,786
Rent	11,071	10,273	30,462	30,766
Selling, general and administration	144,649	212,521	495,856	909,576

	378,784	582,763	1,310,332	1,926,424
Loss and comprehensive loss	(377,847)	(565,657)	(1,190,019)	(1,739,490)
Accumulated deficit, beginning of
period	(23,029,156)	(20,780,128)	(22,216,984)	(19,606,295)

Accumulated deficit, end of period	$(23,407,003)	$(21,345,785)	$(23,407,003)	$(21,345,785)

				-
Loss per share, basic and diluted	$-	(0.01)	$(0.02)	$(0.02)

Weighted average shares
outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	76,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Nine Months Ended September 30, 2007
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$(19,606,295)	$37,164	$7,719,872)
Financing cost of stock options
issued in consideration of
promissory notes payable
- relatives of directors	-	-	81,109	-	-	81,109
- non-related parties	-	-	44,538	-	-	44,538
Financing cost of stock options
issued in consideration of extension
of accounts payable
- directors and officers	-	-	34,683	-	-	34,683
- relatives of a directors	-	-	83,992	-	-	83,992
- non-related parties	-	-	79,043	-	-	79,043
Compensating cost of stock options
issued or vested for services
- directors and officers	-	-	284,210	-	-	284,210
- relatives of directors	-	-	10,028	-	-	10,028
- non-related parties	-	-	229,788	-	-	229,788
Compensating cost of stock options
issued or vested for product
development
- directors and officers	-	-	108,469	-	-	108,469
- relatives of directors	-	-	-	-	-	-
- non-related parties	-	-	122,507	-	-	122,507
Loss and comprehensive loss	-	-	-	(2,610,689)	-	(2,610,689)

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984)	$37,164	$(9,252,194)
Financing cost of stock options
issued in consideration of
promissory notes payable
- non-related parties	-	-	12,458	-	-	12,458
Compensating cost of stock options
issued or vested for services
- non-related parties	-	-	39,838	-	-	39,838
Compensating cost of stock options
issued or vested for product
development
- non-related parties	-	-	47,391	-	-	47,391

Loss and comprehensive loss	-	-	-	(1,190,019)	-	1,190,019)

Balance, September 30, 2007	76,078,446	$76,078	$12,951,235	$(23,407,003)	$37,164	$(10,342,526)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Nine Months Ended September 30, 2007
Unaudited

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Cash flows from operating activities (note 8):
Cash received from customers	$3,068	$6,044	$140,576	$247,064
Cash paid to suppliers and employees	(2,361)	(235,991)	(219,290)	(632,463)
Interest paid	(151)	(954)	(3,135)	(7,084)

Net cash used in operating activities	556	(230,901)	(81,849)	(392,483)

Cash flows from financing activities:
Bank indebtedness	-	-	-	-
Promissory notes payable	-	223,747	75,000	393,747

Net cash provided by financing activities	-	223,747	75,000	393,747

Increase (decrease) in cash during the period	556	(7,154)	(6,849)	1,264
Cash, beginning of period	1,012	8,681	8,417	263

Cash, end of period	$1,568	$1,527	$1,568	$1,527

Non-cash financing activities:

Financing cost of stock options
issued in consideration for
promissory notes payable	-	62,109	12,458	105,740

Compensation cost of
stock options issued
for services	-	54,398	87,229	528,163

	$-	$116,507	$99,687	$633,903

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

1. Basis of presentation

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(a) Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued.

3. Inventories

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to September 30, 2007 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of September 30, 2007, management had recorded a provision of $243,275 (December 31, 2006 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2006 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

4. Promissory notes payable

During the nine month period ended September 30, 2007, the Company received a total of $75,000 from a non-related party in exchange for promissory notes payable. The promissory note is due on demand, bear interest at 1.0% per month and is unsecured. As further consideration, 300,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 31, 2017 were issued (see note 5(b)).

During the nine month period ended September 30, 2007, a promissory note repayable in Canadian dollars to a director was increased by $21,981 due to unfavorable exchange rate changes with the United States dollars.

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

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

b) Stock options:

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

During the nine months ended September 30, 2007, the Company irrevocably committed to grant 2,900,000 options. Of the total granted, 1,450,000 were granted with certain vesting conditions. 300,000 options were granted and vested in consideration of providing $75,000 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $12,458 and charged to interest expense. The balance of the 1,150,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $94,699 and $64,739 which have been charged to product development costs and selling, general and administrative expense respectively. The weighted average per share fair value of these options issued in the period was $0.06. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 193%, risk-free interest rates of 4.77% and no assumed dividend rate.

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	115,876,463	$0.25	109,101,463	$0.25
Granted	2,900,000	0.25	10,545,000	0.25
Expired or cancelled	(280,000)	0.25	(3,770,000)	0.25
Outstanding, end of period	118,496,463	$0.25	115,876,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at September 30, 2007 were as follows:

Options Outstanding
	Number of	Contractual	Number of
	Options	Lives	Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	118,496,463	0.22 to 9.67	93,971,463

On May 17, 2007, the Company agreed to offer the certain optionees holding a total of 110,540,463 stock options to have the expiry dates of the pertinent stock option agreements to May 17, 2017 subject to formal acceptance by optionees by returning executed stock option agreements and extension agreements to the Company on or before August 31, 2007. However, the Company has decided to delay this offer until a later date.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

5. Capital stock (continued)

Unvested options at September 30, 2007 consist of 24,525,000 options which will vest based on achieving certain sales and performance targets, including 17,000,000 to two directors and 2,250,000 to an officer of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

6. Contingency

Accounts payable and accrued liabilities as of September 30, 2007 includes $180,666 (December 31, 2006 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7. Related party transactions

Related party transactions for the nine months ended September 30, 2007 and 2006 included the following:

	2007	2006

Financing cost related to options irrevocably
committed to be issued to directors and relatives of
directors in consideration of promissory notes
payable or their due date extension	$-	$81,109

Financing cost related to vested options irrevocably
committed to be issued to directors and officers
in consideration of services	-	326,842

Interest on promissory notes payable	290,146	258,816

Management compensation for directors and officer	311,850	286,050

Consulting fees for a relative of a director	6,998	-

	$608,994	$952,817

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

7. Related party transactions (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

Accounts payable and accrued liabilities includes $2,553,831 (December 31, 2006 - $1,947,856) owing to related parties.

8. Reconciliation of net loss to net cash used in operating activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net loss for the period	$(377,847)	$(565,657)	$(1,190,019)	$(1,739,490)
Add items not affecting cash:
Depreciation	425	593	1,275	1,780
Foreign exchange on note payable	9,564	2,163	21,981	5,876
Compensation cost of options
issued for services	-	54,398	39,838	438,736
Compensation cost of options
product development	-	-	47,391	89,427
Financing of option issued in consideration
for promissory notes payable	-	62,109	12,458	105,740
Non-cash working capital items:
Receivable and advances	1,542	(11,712)	3,480	(14,641)
Inventories	(3,353)	(17,543)	(15,656)	(34,108)
Prepaid expenses	-	(5,000)	3,498	(5,000)
Accounts payable and accrued liabilities	395,822	249,748	1,019,502	733,600
Customer deposit	(25,597)	-	(25,597)	25,597

	$556	$(230,901)	$(81,849)	$(392,483)

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

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2007, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

     Inventories. Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value. Net realizable value reflects the current estimated net selling price or value in use of the item in inventory in a non-forced sale. The Company assesses the need for inventory write-downs based on its assessment of the estimated net realizable value using assumptions about future demand and market conditions. When the results of these assumptions differ from the Company's projections, an additional inventory write-down may be required.

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

     Revenue recognition. The Company recognizes sales revenue at the time of delivery when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, is recognized when the return privilege period has expired. Changes in sales terms could materially impact the extent and timing of revenue recognition.

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

     Sales revenue was $1,526 in the quarter ended September 30, 2007 and $137,096 for the nine months ended September 30, 2007 as compared to $17,756 in the quarter ended September 30, 2006 and $236,108 during the nine months ended September 30, 2006. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

     Development costs were $21,568 and $174,657 for the quarter and nine months ended September 30, 2007 as compared with $124,879 and $332,281 for the quarter and nine months ended September 30, 2006. Development costs incurred during the period of 2007 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the nine months ended September 30, 2007 and 2006 include $47,391 and $89,427, respectively, of non-cash compensation costs related to options issued for services in the period.

     Interest expense was $169,852 and $517,903 for the quarter and for the nine months ended September 30, 2007 as compared with $218,578 and $570,785 for the quarter and nine months ended September 30, 2006. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

     Professional fees were $15,020 and $54,228 for the quarter and for the nine months ended September 30, 2007 as compared with $13,737 and $71,786 for the quarter and for the nine months ended September 30, 2006. Fees were lower primarily due to lesser accounting and audit services obtained in the period.

     The selling, general and administrative expenses were $144,649 and $495,856 for the quarter and for the nine months ended September 30, 2007 as compared to $212,521 and $909,576 for the quarter and for the nine month period ended September 30, 2006. Included in selling, general and administrative expenses was $Nil and $39,838 for the quarter and nine months ended September 30, 2007 relating to options issued in exchange for services as compared to $54,398 and $438,736 for the nine months ended September 30, 2006. The decrease relates primarily to lower stock options issued for services during the current period.

     Loss and comprehensive loss of $377,847 for the quarter ended September 30, 2007 decreased from a loss of $565,657 for the same quarter in 2006 mainly due to reduction in expenditure on development costs, interest and selling, general and administration costs. The loss of $1,190,019 for the nine months ended September 30, 2007 decreased from a loss of $1,739,490 for the nine months ended September 30, 2006. The largest component of this decrease was the non-cash interest and compensation costs related to options issued for product development and services.

Liquidity and Capital Resources

     Cash Balances and Working Capital

     As of September 30, 2007, the Company's cash balance was $1,568 compared to $8,417 as of December 31, 2006. As of September 30, 2007, the Company had a working capital deficiency of $10,347,431 as compared to a working capital deficiency of $9,258,374 as of December 31, 2006.

Short and Long Term Liquidity

     As of September 30, 2007, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Provided by (Used in) Operating Activities

     Cash generated by the Company from operating activities during the quarter was $556 in comparison with $(230,901) cash used during the same quarter last year. The increase in cash was due to less cash paid to suppliers during the current quarter. Cash used by the Company in operating activities during the nine months ended September 30, 2007 were $(81,849) as compared with $(392,483) for the nine months ended September 30, 2006. The decrease was primarily due to decrease in cash amounts paid to suppliers.

Cash Proceeds from Financing Activities

     During the nine months ended September 30, 2007, the Company received $75,000 loan from a non-related party as compared to $393,747 in the three quarters of 2006 from a relative of a director.

Off Balance Sheet Arrangements.

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     There were no legal proceedings in the quarter except as disclosed in Part I, Item 1.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2007.

ALR TECHNOLOGIES INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan, Chairman, Chief Executive
         Officer and a member of the Board of Directors

BY:   STANLEY CRUITT
         Stanley Cruitt, President and a Member of the
         Board of Directors

EXHIBIT INDEX

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