Form 10KSB
period 2007-12-31
ALR TECHNOLOGIES INC
filed 2008-03-31
CIK 1087022

=========================================================================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2007

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

State Issuer’s revenues for its most recent fiscal year. December 31, 2007 - $194,796

The aggregate market value of the voting stock held by non-affiliates on March 25, 2008 was $5,064,702. There are approximately 36,176,446 shares of common voting stock of the Registrant held by non-affiliates.

=========================================================================================================================================

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 25, 2008 - 76,078,446 shares of Common Stock.

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

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Description of Business.	3
Item 2.	Description of Property.	14
Item 3.	Legal Proceeding.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15
	PART II
Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer	15
	Purchases of Equity Securities.
Item 6.	Management’s Discussion and Analysis or Plan of Operation.	16
Item 7.	Financial Statements.	23
	PART III
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial	43
	Disclosure.
Item 8A.	Controls and Procedures.	44
Item 8B.	Other Information.	46
Item 9.	Directors, Executive Officers, Promoters, Control Persons; Compliance with Section	48
	16(a) of the Exchange Act.
Item 10.	Executive Compensation.	51
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related	52
	Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.	53
Item 13.	Exhibits.	55
Item 14.	Principal Accountant Fees and Services.

PART I

ITEM 1.     BUSINESS.

Background

     ALR TECHNOLOGIES INC. (the “Company”) was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.

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

Products

     The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for heath care professionals to remotely monitor and intervene as necessary for non-compliant patients. The primary market is the healthcare industry to provide a comprehensive patient compliance system for people with chronic disease or at risk for developing chronic disease. Secondary market exists for vision care and contact lens replacement reminders, reminders for vitamins, nutrition and weight management programs and reminders for medications for companion animals.

     The primary business development focus for ALRT is a comprehensive health management compliance system that contains several independent features that can be combined or used independently depending on the specific need for a population group.

     The comprehensive system, the ALRT HealthEConnectTM consists of the Constant Health CompanionTM compliance reminder product, the ALRT Diabetes Health Management System, the ALRT Respiratory Health Management System and with the unique software platform that provides communications links and remote monitoring for health professionals or caregivers to utilize.

Constant Health Companion (CHC)

     The Company has developed the CHC with the intent of adding to its reminder system a feature for giving specific instructions. Thus, the actions/medications that need to be taken at a specific time will be displayed on the LCD screen. With the enhancements allowing for the remote monitoring of compliance data and diagnostic data now complete the full commercial introduction will be first quarter of 2008. This model is PC programmable and contains a LCD display. Additional memory will allow the Reminder to store the list medications used by the patient and an emergency contact list. The product users can also be subscribed to the home monitoring system that allows registered recipients to monitor compliance. The product saves a compliance profile of the patient for up to 12 months. Other primary features include:

-	PC programmable, easy to set, easy to use
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Reminder selection: daily, 48 hour, weekly, etc.
-	Retains database of key contacts, phone numbers, medication details, etc.
-	Saves up to one year of compliance data
-	Language selection; English, French, Portuguese, Spanish
-	Digital clock
-	Serial and USB capable
-	Clip for carrying on belt, and stand for setting on shelf or counter
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included
-	Dimensions: 3 11/16 inch by 2 3/8 inch by 11/16 inch in depth

ALRT Monitoring and Intervention

     The Home Monitoring System has been in pilot testing for more than a year and commercial introduction will commence in the second quarter of 2008 to coincide with the introduction of the CHC. In addition to the reminder capability of the CHC, this system will provide the additional feature of allowing for the remote monitoring of reminder acknowledgments. This feature will enable a treatment center or other caregiver to intervene if it is deemed that the patient is not taking their medications as prescribed. The Home Monitoring System will also allow a treatment center and other health care professionals to remotely change a patient’s reminder timing and/or the actions/doses/medications to take at the time of each reminder. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as heart disease patients, organ transplant recipients, cancer patients, severe diabetics, HIV patients and patients with other chronic diseases. Busy lifestyle and complex medications or disease management regimen contribute greatly to a person’s noncompliance. Benefits include the following:

- Reminds patient when to take medications
- Displays the medications or actions to take at the time of each reminder
- Saves up to one year of compliance data
- Easy to retrieve and determine level of compliance
- Insurance provider can base co-pay or insurance premium on level of compliance
- Improved compliance may result in hundreds or thousands of dollars in cost savings each year per patient
- Users of the CHC can subscribe, or the insurance provider subscribes the user to the monitoring service
- The patient, caregiver and/or insurance provider could retrieve the data after a set period of time to determine the patient’s level of compliance
- Compliance can be checked regularly to assess how well certain medication approaches are working
- Medication co-pays can be determined by the plan members compliance grade achieved;
-	either less co-pay if graded compliant; and
-	or more co-pay if graded noncompliant
- CHC is PC programmable, easy to set, easy to use
- Can be set by the patient, care-giver, or a disease management company and
- Can be set and mailed to the patient

ALRT Respiratory Health Management System

     The Company has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from Chronic Obstructive Pulmonary Disease (“COPD”) and have to take nebulized medications daily. The system consists of the CHC connected to nebulizer models that include the connectivity and a transmission modem. The Company has patents pending for this system. Primary benefits and features of this system include:

- Monitors use of a nebuliser
-	Time of day used
-	Duration of use
-	Displays to the user the amount of time the nebulizer is in use
- Gives alerts when patient misses a treatment
- Makes compliance data available
- Allows for timely intervention when needed
- Connects to many types of nebulizer compressors
- Reminds with audio beeping sound and displays actions to take on LCD screen
- Data can be transmitted with the touch of a button
- Allows patients and caregivers to monitor treatments, alerts for missed medications or not enough time using the nebulizer
- Data available daily, weekly, monthly or quarterly
- Language selection; English, French, Spanish
- Digital clock
- 12-Month Warranty
- Low battery indicator; replaceable batteries included

     The CHC connects to a custom port at the nebulizer compressor switch. The port is very small and this system can be adapted to all types of nebulizers at minimal cost.

     The CHC system will also provide monitoring of peak flow meters and allow for remote monitoring of the peak flow scores from the meter by a healthcare professional.

     The following products are the ones that the Company has developed and accept custom orders for. The Company’s focus on business development and marketing is with its health management compliance system as detailed above.

Basic Model - ALRT Med Reminder

     The Company introduced the Basic Human Reminder, the ALRT Med Reminder, in the third quarter of 2002 and inventory was available to fill orders in October of 2002. The reminder is compact, approximately 2 1/4" x 1 3/4" x 1/2". It is programmed by its user to remind up to six events daily. The programming is accomplished simply by depressing the single programming button on the face of the unit at the times the user would like a reminder. The same button is used to de-program and reprogram the unit. The reminder cue consists of both audio tone and visual cues. Features include: loop for clip or ring, speaker, LED, programming button, lockout switch, early activation feature, carrying case and replaceable batteries.

ALRT Once-A-Day

     This model is a once-a-day, very easy to use reminder for people who need only a single daily reminder. The majority of medications are administered once-a-day, so this model is particularly convenient for many people. The unit is programmed initially by pulling the tab at the time user would like a daily reminder. De-programming and reprogramming are accomplished by using the single button on the face of the unit. A LCD displays the time of day as well as a 24 hour countdown to the next reminder event. This product is available for drug companies to use for daily administered medication brand promotions. Other features include:

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

ALRT 48 Hour

     Many medications are now available for administration every 48 hours. The Company developed a product to help people adhere to this difficult-to-remember administration regimen. In addition, a rolling 48 hour Reminder was developed at the request of a company requesting specific ingestible medication for Multiple Sclerosis patients. Primary features of this reminder product are:

- Provides a medication reminder at the same time every 48 hours
- No resetting; automatically alerts at same time every 48 hours
- Easy to Use and Set by pulling tab
- LCD Displays a 48-hour countdown
- Audio and visual cues
- Missed alerts continue until acknowledged
- Digital clock
- Belt Clip
- Flip stand for setting on counter/shelf
- 12-Month Warranty
- Replaceable batteries included
- Patients and caregivers can retrieve the data after set period of time to determine compliance levels;
compliance can be checked every 6 months, etc.

ALRT Weekly

     Many medications are now available for weekly administration. With most drugs historically being administered daily, people often find it difficult to be compliant with weekly medications or treatments. The ALRT weekly reminder was developed in response to a need for helping with these medications. The primary features of the weekly reminder are:

-	Reminds at the same time each week to take medications
-	No resetting; automatically alerts or alarms same time each week
-	Easy to Use and Set by pulling tab
-	Display shows a 7-day countdown
-	Audio and visual cues
-	Missed alerts continue until acknowledged
-	Digital clock
-	Belt Clip
-	Flip stand for setting on counter/shelf
-	Replaceable batteries included

ALRT Contact Lens Replacement

     This product is set very easily by the user by simply pulling a tab at the time of day they desire to be reminded - every 14 days or every 30 days respectively. The Company envisions that it will be helpful for people using disposable contact lens. This model includes a LCD screen that shows a countdown of the number of days until the next reminder event. The time of day can also be programmed for display on the LCD. Other features include flip stand for setting on counter or shelf, belt clip for carrying. Primary features of these products include:

- Reminds at the same time every two weeks or every 30 days respectively
- No resetting; automatically alarms same time every two weeks or every 30 days respectively
- Easy to Use and Set by pulling tab
- Displays a 14-day countdown or 30 day countdown respectively
- Audio and visual cues
- Missed alerts continue until acknowledged
- Digital clock
- Belt Clip for carrying and flip stand for setting on counter/shelf
- 12-Month Warranty
- Replaceable batteries included

ALRT PC100

     The Company introduced the ALRT Med Reminder PC100 in December 2002. This model offers the capability of programming the unit for all desired reminder events at one time from a PC computer by either the end user or by a healthcare professional. The unit can be programmed by a healthcare professional and sent home with the patient. The product includes a programming cable and software on CD ROM. The software can also be downloaded from the ALRT website. The unit reminds the user up to eight different programmed times per day. Features include: loop for clip or ring, speaker, LED, programming button, early activation feature, carrying case, and replaceable batteries.

     Since the introduction of the ALRT Med Reminder PC100, the Company has upgraded the programming software and is currently offering Version 1.5 for download from its website. Amongst other new features, the latest software allows a user to choose English, French or Spanish as programming language. This model has been discontinued and replaced by ALRT PC200

ALRT PC200

     The ALRT PC200 product is similar to the PC100 in that all reminder events can be programmed at a single time with a PC computer. The unit reminds a user up to eight times a day. It includes additional features including a LCD screen that displays the time of day and a delayed activation switch that allows medical clinics, disease management companies or health insurance providers to set the reminder customized for their patients and mail or ship to them. The patient then activates the reminder by simply moving a switch. Other features include:

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

Pet Medication Reminder

     The 30-Day Pet Reminder was designed for use in conjunction with monthly companion animal medications and has been available since December 2003. Custom orders are accepted for this product.

     The product reminds the user once every 30 days at a specified day and time to administer a once month medication such as heartworm medications or once monthly flea control products. Enhancements were made to this product to include a LCD screen that displays a 30-day countdown until the next reminder event. The unit is programmed initially by pulling the tab at the day and time user would like a reminder. De-programming and reprogramming is accomplished by using the single button on the face of the unit. The reminder cue consists of both audio tone and visual cues. Features include magnetic back, speaker, LCD, button, lockout switch and easy programming pull-tab.

Benefits of The Company’s Products

Benefits of Healthcare Compliance Reminders and Monitoring

     The problem of medication non-compliance is prevalent in the United States. In March of 2004, Medical Care estimated that $300 billion was spent annually as a direct or indirect result of medication non-compliance. Monitoring compliance of disease management activities, such as treatments, medications and diagnostic tests, allows for alerting designated parties when a patient is noncompliant. It also facilitates intervention if the patient is deemed at risk. Often, physicians and caregivers do not detect noncompliance until the next medical appointment. More timely intervention should result in substantial health benefits to the patient and significant cost savings. The ongoing monitoring of compliance data will also allow for evaluation of compliance behavior over time, resulting in behavior modification or education efforts when appropriate.

     The Company believes that its products for setting timely healthcare compliance reminders/alerts will improve patient-compliance with doctor’s orders for taking medications and other treatments. Greater compliance with medication and treatment regimens is likely to enhance the patient’s ability to realize the full benefits. If people do not receive the intended benefit of their medications and health treatments, their condition may fail to improve. Additional complications may develop and compromise the patient’s health further. This may lead to substantially increased costs of healthcare in general. Industry data indicate that 50% or more of people on medications do not take them as prescribed, and that this non- compliance contributes to 10% of hospitalizations and billions of dollars spent annually in excessive and preventable healthcare costs. Reminding a person to take an action is the first step in the Company’s system; monitoring their actions and their data is the second and intervention when needed is the important followup.

     The ALRT comprehensive HealthEConnect system is the only one currently available that combines portability, compliance reminders, compliance monitoring and communications network for health professionals.

Business Development and Marketing Strategy

     The Company is focusing the majority of its efforts in introducing and marketing the its ALRT HealthEConnect and CHC system for health plan payers due to the significant ROI they can achieve by keeping employees/plan members with conditions such as diabetes healthy. To reach these market targets the Company is utilizing both the Company’s management team as well as independent sales consultants who have relationships with the target organizations.

     The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

     The Company’s initial target market consists of patients with diabetes and also those with COPD (chronic obstructive pulmonary disease). People with conditions such as cystic fibrosis, transplant patients, congestive heart failure, coronary artery disease, and cancer can benefit from the Company’s system. The CHC System helps patients remember when and how to take their medication and execute therapy tasks. Another large market consists of healthcare provider employees such as case-managers, nurses, and other caregivers. The CHC System reports compliance data to caregivers, allowing them to assist their patients in following the proper medication and therapy schedules. Finally, a current market exists for the managers of caregivers. The CHC System helps the managers assess their caregivers’ effectiveness in overseeing their patients.

     The Company is focusing its marketing efforts on the HealthEConnect and CHC System. Currently, the Company is providing the only tool in the market that comprehensively addresses the problem of medication non-compliance from a multi-lateral front. The CHC System reminds patients of their medication regimens and therapies, provides caregivers the ability to track the patients’ compliance, thereby allowing timely intervention, and provides information to the managers to assess the caregivers’ effectiveness.

     Aside from the CHC System, the Company also offers a range of medication reminder products addressing the issue of medication non-compliance of various medication regimens. These medication reminder products are offered to individual patients through pharmacies and the Internet. Pharmaceutical companies have also purchased the devices to distribute to patients using their medications in an effort to improve their medication compliance.

     The Company is also offering the CHC System to communities of senior citizens in independent living. Commissioned agents will call on these organizations directly. The CHC System can help people remain independent longer and in assisted living it will provide for caregiver assistance, each of which is financially attractive to the independent living organization and the assisted living organization respectively. For the other reminder devices, the Company’s past customers have been pharmaceutical companies, pharmacy chains and individuals.

     The CHC System is low-cost, power-efficient, and the only comprehensive system on the market that addresses the growing issue of medication non-compliance with portability and low cost. The CHC System fills a critical gap in the healthcare system by providing continuous oversight of patients. The Company believes that by addressing the issue of non-compliance, the Company will help patients live longer, healthier lives while also decreasing healthcare costs. The comprehensive compliance data provided to caregivers will assist them in improving their patients healthcare practices and enhance their own operating efficiency. The CHC System also provides a comprehensive management reporting system for managers of healthcare providers to evaluate the effectiveness of their staff.

     The Company has limited financial resources to mount an effective marketing program for all of its products. The Company does not have any current strategic alliances nor does the Company have any current plans to form such strategic alliances.

     The Company does not have significant international operations. The Company’s products are manufactured by contract manufacturers in China. The Company plans to market internationally in the future after the Company establishes its products adequately in the United States.

Selling Activities

     The Company has reached agreement with a diabetes care provider group in Canada and are in the process of finalizing an agreement with a self-insured employer group in the US. The Company has commissioned agents who call on the health insurance, health provider and elderly community living organizations. The Company’s commissioned sales are responsible for covering their related marketing expenses and are paid on commission only for sales generated.

Manufacturers

     New Challenge Ltd. (NC) is ALRT’s main and only manufacturer for the CHC units. Hortek Technology Limited is ALRT’s main and only manufacturer of the CHC modem and CHC hub. New Challenge Ltd. and Hortek Technology Limited do not have exclusive manufacturing arrangements with us. The Company is free to increase the number of suppliers. The contract manufacturers do not have access to the proprietary firmware code embedded in the CHC unit and the CHC modem. The modem is FCC approved.

Patents and Trademarks

     The Company has the following patent applications pending:

- A provisional patent application entitled Medical Reminder Device and Patient Case Management was filed on July 23, 2007. Serial number 60/961,452

- A Nonprovisional Patent Application claiming the benefit of Provisional Patent Application
60/652,237 was filed on February 10, 2006. Title is Medical Reminder Device suited for use with
Nebulizers.

- Provisional Patent Application serial number 60/652,237 was filed February 11, 2005 for Medical
Reminder device suited for use with Nebulizer.

The Company has received the following patents:

- US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert
Device.

- US Patent D446,740 received on August 21, 2001 for Ornamental design of a Medication Alert
Device in the shape of a heart.

- US Patent D446,739 received on August 21, 2001 for Ornamental Design of a Medication Alert
Device in the shape of a dog bone.

- US Patent D4467,074 received on August 28, 2001 for Ornamental Design of a Medication Alert
Device in the shape of a stylized paw.

Competition

     The Company competes with other corporations that produce medication compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than the Company, but none currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that the Company’s system does.

     A few companies currently offer compliance monitoring systems but as much higher price points and with fewer benefits than the Company’s system. Patient compliance with medications is also being addressed with methods such as information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems, pagers as well as electronic remote diagnostic monitoring systems. None of these offer comprehensive compliance reminders, monitoring and messaging. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. The Company does not see any competition though in the near future against the Company’s nebulizer monitoring system. The Company’s home monitoring systems will also be priced significantly below the competitive products now offered. The portability of the ALR system will also set it apart from competition.

Employees

     The Company presently employs nine persons, one person is full time employee. The rest are paid as consultants, three of whom are officers of the Company. The Company intends to hire additional employees and consultants on an as-needed basis.

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

     Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $10,859,773 of accounts payable and accrued liabilities and promissory notes payable outstanding as at December 31, 2007. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2008. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors’ Report on the Company’s financial statements for the year ended December 31, 2007 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net working capital deficiency at December 31, 2007, factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

     The Company does not currently own any real property. The Company’s corporate offices are located in Winston-Salem, North Carolina. Office facility is located at 114M Reynolda Village, Winston-Salem NC 27106. The Company has a total of 1300 sq. ft. leased and the main telephone number is (336) 722-2254. Monthly rent is $1,195 payable to Wake Forest University.

ITEM 3.     LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to the Shareholders during the year ended December 31, 2007.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company’s Common Stock was quoted on the Bulletin Board operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” Summary trading by quarter for the 2007 and 2006 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2007
Fourth Quarter	0.250	0.141
Third Quarter	0.195	0.140
Second Quarter	0.190	0.040
First Quarter	0.120	0.040

2006
Fourth Quarter	0.130	0.040
Third Quarter	0.130	0.070
Second Quarter	0.220	0.080
First Quarter	0.200	0.055

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 2007, there were 76,078,446 common shares of the Company issued and outstanding.

     At December 31, 2007, there were 3 holders of record holding 28,712,858 common shares, including common shares held by brokerage clearing houses, depositories or otherwise, in unregistered form. The beneficial owners of such shares are not known by the Company.

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

Securities Authorized Form Issuance Under Equity Compensation Plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

     The Company’s business is focused on enhancement of disease management programs and health management programs through improved medication adherence with patient reminder products, monitoring of medication adherence and intervention systems when lack of adherence is apparent and the patient may be at risk. The primary business markets targeted by the Company are the providers of health insurance and the providers of disease and case management services, including the home care industry. Health and disease management and home care cannot achieve desired results unless the targeted individuals are compliant with their medications and unless there is timely intervention when they are not compliant and are deemed at risk.

     The Company also targets pharmaceutical manufacturers, managed care companies, pharmacy benefit management companies, clinical research organizations, pharmacy retailers and pet medications providers. The largest potential for sustainable long-term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health results. These market segments are the health insurance payors and the disease and case management companies. The health insurance provider industry has the potential of reducing costs substantially through successful patient compliance programs. Industry data reports indicate that over $100 billion annually in health care costs are due to people not taking medications as directed.

     The Company has developed and continues to develop a network of industry professionals who see the need for the Company’s products and systems. Discussions with several of the leading health care providers, disease management companies and case management companies have been achieved. Relationships have been established that have the potential for significant business development, but disease management compliance products and systems are relatively new to these industries and recognition, acceptance and use comes slowly.

     The disease management compliance and home health monitoring markets that the Company’s products and services address are in the early stages of development in the industry. This situation provides significant upside potential in growing a new market but also comes with significant costs due to time for market development and resource requirements. Many in the US and around the world can benefit from such systems and products and substantial savings could be realized by the health insurance providers. The market for sales of the services and products to meet the home health monitoring could be significant.

     The Company desires to team with leading companies in select market segments and as such has been seeking strategic alliances that would serve to enhance the ability of the Company in time-to-market as well as co-marketing activities. Discussions with some of the major healthcare services companies, and health insurance providers and disease management companies are ongoing. Vision care medications and the pet medication market are two other segments where discussions are currently underway. Pilot programs have been in place for more than a year with health care providers and disease management companies and the results from the use of the Constant Health Companion (CHC) are being utilized in gaining acceptance and buy-in from other targeted companies.

Revenue

     Revenues for the year ended December 31, 2007 decreased by $47,775 to $194,796 in 2007 from $242,571 for 2006. The Company has been devoting its efforts for the past two years to developing the Constant Health Companion (CHC) patient compliance system and more specifically for this past year, 2007, to developing a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals. A considerable amount of focus was also placed on completion of the ALRT Diabetes Health Management System. The market needs dictated the Company’s development efforts and as such the Company did not initiate selling efforts of the CHC system which the Company expect will generate substantial sales revenue. The Company’s focus on the CHC also resulted in no active selling efforts of the Company’s other compliance reminder products but the Company did receive reorders for these products from existing customers.

Product Development

     The Constant Health Companion (CHC) patient compliance system with its significant benefits is expected to be commercially available in the second quarter of 2008. Additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure and blood sugar are in development with completion expected later part of 2008.

     Patent applications have been filed to cover compliance monitoring systems specific to nebulizers in respiratory industry. Patent has been granted to ALR that covers the primary ease of use feature, one button programming, which is an important element in many of the ALRT Compliance Reminder products.

Operating Capital

     The Company’s revenue from sales is not at a level to pay for operating costs and as such the management have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although cash flow from sales of products and services are expected to improve through 2008, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

     Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company’s survival. In return, the Company’s directors have rewarded the participating personnel with stock options.

Operating Issues

     The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2007 have not been sufficient for the Company to realize its investment in its inventories. Management plans to recover its investment in inventories through sales via the channels indicated above as the recognition of the need for medication adherence products increases.

     This may take some time to achieve, if at all, and, as a result, management has recorded an inventory provision, on an accumulated basis, of $243,275 at December 31, 2007 (2006 - $243,275) in respect of its Human Reminder inventory. The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

Related Party Transactions

Year Ended December 31, 2007

     During the year ended December 31, 2007, the promissory note denominated in Canadian dollars payable to Sidney Chan, Principal Executive Officer and Director of the Company was increased by $23,239 due to infavorable exchange rates.

     During the year ended December 31, 2007, the Company irrevocably committed to issue the following stock options to common shares of the Company:

a.

250,000 stock options to Kathleen Chan a relative of Sidney Chan in consideration of services. These options are subject to certain vesting conditions and are exercisable into the Company’s common shares for a period of ten years from the commitment date;

Year Ended December 31, 2006

     During the year ended December 31, 2006, Christine Kan, wife of Sidney Chan, Principal Executive Officer and Director of the Company loaned the Company a total of $251,347. The loan bears interest at 1.25% percent per month and is secured by a floating charge against the assets of the Company.

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

d.	1,000,000 to Jaroslav Tichy in consideration of services in product development. The options are exercisable into the Company’s common shares for a period of five years from the commitment date.

Results of Operations

December 31, 2007 compared to December 31, 2006

     Sales for the year ended December 31, 2007 were $194,796 and cost of goods sold was $25,558 as compared to $242,571 and $49,049 respectively for the year ended December 31, 2006. Sales were down in fiscal 2007 as a result of the decision to de-emphasize sales and marketing activities of focus resources on development of the Constant Health Companion (CHC) and development of business network of pilot programs. The sales in 2007 included an one time credit adjustment of $31,796 due to excessive allowance for product returns in the prior years.

     Product development costs were $270,966 in 2007 versus $524,042 for the year ended December 31, 2006. Product development cots include $47,391 (December 31, 2006 - $230,976) for a non-cash amount related to the value of stock options committed to be issued for services in the year. This decrease relates primarily to the development of the ALRT 500 Interactive Reminder System reaching the final stage.

     Interest expense was $691,357 for the year ended December 31, 2007 as compared with $992,716 for the year ended December 31, 2006 as the Company continued to rely on loans for funding the Company’s operation. Included in the total reported interest is a non-cash amounts $12,458 (2006 -$357,505) related to stock options committed to be issued in consideration of promissory notes.

     The Company incurred professional fees of $97,381 for the year ended December 31, 2007 as compared with $98,935 for the year ended December 31, 2006. The lower amount in 2007 is partly attributable to a lower level of sales activity in 2007.

     Rent increased slightly in fiscal 2007 to $42,485 from $40,943 for the year ended December 31, 2006.

     The selling, general and administrative expenses were $643,909 for the year ended December 31, 2007 as compared to $1,144,895 for the year ended December 31, 2006. These totals include $39,839 (December 31, 2006 - $489,886) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The cash portion of the selling, general and administrative expenses were decreased by $50,939 due to decrease in advertising, travel, and investor relation activities during the current year.

     Accounts receivable were $4,221 at December 31, 2007 as compared with $4,931 at December 31, 2006.

     Inventories increased to $78,922 at December 31, 2007 from $72,040 at December 31, 2006 as the Company began building inventories of its Human Med Reminders PC500.

     Accounts payable and accrued liabilities increased to $1,119,545 at December 31, 2007 from $834,400 at December 31, 2006 while payroll payable increased to $18,458 at December 31, 2007 from $9,972 at December 31, 2006.

     During the year ended December 31, 2007, the Company arranged $75,000 in debt financing in comparison with $496,347 during the year ended December 31, 2006.

     Accumulated other comprehensive income of $37,164 related to accumulated translation adjustment for a subsidiary disposed of in prior years has been written-off during the year ended December 31, 2007 in comparison to $Nil during the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Balances

     At December 31, 2007, the Company’s cash balance was $2,973 compared to $8,417 at December 31, 2006.

Short and Long Term Liquidity

     With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2007 was 0.01, unchanged from December 31, 2006. The greater the current ratio, the greater is the short-term liquidity of the Company.

     The Company raised $75,000 debt financing in 2007 for working capital.

     The Company plans additional debt financing in the short run. These proceeds will be put toward working capital.

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

Cash Used in Operating Activities

     Cash used by the Company in operating activities during the year ended December 31, 2007 totaled $80,444. The Company incurred a net loss of $1,579,506 for the year ended December 31, 2007 as compared to a loss of $2,610,689 for the year ended December 31, 2006. Cash used by the Company in operating activities during the year ended December 31, 2006 totaled $488,193.

Cash Proceeds from Financing Activities

     During the year ended December 31, 2007, the Company arranged $75,000 in debt financing. In consideration for these loans, the Company has committed to issue options to acquire a total of 300,000 shares of the Company at $0.25 per share exercisable for a period of ten years. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting polices that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described elsewhere in this annual report, at December 31, 2007 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company’s ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management’s plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

     Inventories. Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

     Options and warrants issued in consideration for debt. The Company allocates the proceeds received from long-term debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; however, for some entities the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under the recognition step, an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. This Statement expands the use of fair value measurement and applies to companies that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. This Statement is effective as of the beginning of fiscal years that begin after November 15, 2007. SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX
Report of independent registered public accounting firm - Smythe Ratcliffe LLP	F-1
Independent auditors’ report - Telford Sadovnick, P.L.L.C.	F-2
Balance Sheet	F-3
Statement of Loss and Deficit	F-4
Statement of Shareholders’ Deficiency	F-5
Statement of Cash Flows	F-6

NOTES TO THE FINANCIAL STATEMENTS	F-7 to 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheet of ALR Technologies Inc. as of December 31, 2007 and the related statements of loss and deficit, shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

“Smythe Ratcliffe LLP” signed

Chartered Accountants
Vancouver, Canada

March 25, 2008

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of
ALR Technologies Inc.

We have audited the accompanying balance sheet of ALR Technologies Inc. as of December 31, 2006 and the related statements of loss and deficit, shareholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Telford Sadovnick, P.L.L.C. “ signed

Bellingham, USA

March 28, 2007

ALR TECHNOLOGIES INC.
Balance Sheets
($ United States)
December 31, 2007 and 2006

	2007	2006

Assets (note 5)
Current assets:
Cash	$2,973	$8,417
Accounts receivable, net of allowance of $2,530
(December 31, 2006 - $Nil)	4,221	4,931
Inventories (note 3)	78,922	72,040
Prepaid expenses and deposits	-	3,498
	86,116	88,886
Equipment, net of accumulated depreciation (note 4)	4,480	6,180

	$90,596	$95,066

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,119,545	$834,400
Payroll payable	18,458	9,972
Customer deposits	-	25,597
Interest payable (note 7)	1,942,463	1,258,444
Advances payable (note 7)	1,832,729	1,370,508
Promissory notes payable (notes 5 and 7)	5,946,578	5,848,339
	10,859,773	9,347,260

Shareholders' deficiency
Capital stock (note 6)	76,078	76,078
350,000,000 common shares with a par value of $0.001 per share authorized
76,078,466 issued (December 31, 2006 - 76,078,446)
Additional paid-in capital	12,951,235	12,851,548
Accumulated other comprehensive income (note 12)	-	37,164
Deficit	(23,796,490)	(22,216,984)

	(10,769,177)	(9,252,194)

Basics of presentation (note 1)
Commitments (notes 5 and 8)	$90,596	$95,066

See accompanying notes to financial statements

F -3

ALR TECHNOLOGIES INC.
Statements of Loss and Deficit
($ United States)
Years Ended December 31, 2007 and 2006

	2007	2006

Revenue
Sales	$194,796	$242,571
Cost of sales	25,558	49,049

	169,238	193,522

Expenses
Depreciation	1,700	2,373
Development costs	270,966	524,042
Foreign exchange loss	38,110	307
Interest	691,357	992,716
Professional fees	97,381	98,935
Rent	42,485	40,943
Selling, general and administration	643,909	1,144,895

	1,785,908	2,804,211

Net loss before other income	(1,616,670)	(2,610,689)
Other income	37,164	-

Net loss	(1,579,506)	(2,610,689)
Deficit, beginning of year	(22,216,984)	(19,606,295)

Deficit, end of year	$(23,796,490)	$(22,216,984)

Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding,
- basic and diluted	76,078,446	76,078,446

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Statements of Shareholders’ Deficiency
($ United States)
Years Ended December 31, 2007 and 2006

	Capital Stock		Additional		Accumulated Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2005	76,078,446	$76,078	$11,773,181	$ (19,606,295)	$37,164	$(7,719,872)

Financing cost of stock options
issued in consideration of
promissory notes payable:
relative of a director	-	-	81,109	-	-	81,109
non-related parties	-	-	44,538	-	-	44,538

Financing cost of stock options issued in
consideration of accounts payable to:
directors and officer	-	-	34,683	-	-	34,683
relative of a director	-	-	83,992	-	-	83,992
non-related parties	-	-	79,043	-	-	79,043

Compensation cost of stock
options issued or vested for services:
directors and officer	-	-	284,210	-	-	284,210
relative of a director	-	-	10,028	-	-	10,028
employees and consultants	-	-	229,788	-	-	229,788

Compensation cost of stock
options issued for product development:
directors and officer	-	-	108,469	-	-	108,469
employees and consultants	-	-	122,507	-	-	122,507

Net loss	-	-	-	(2,610,689)		(2,610,689)
Balance, December 31, 2006	76,078,446	76,078	12,851,548	(22,216,984)	37,164	(9,252,194)

Financing cost of stock options
issued in consideration of
promissory notes payable:
non-related parties	-	-	12,458	-	-	12,458

Compensation cost of stock
options issued or vested for services:
non-related parties	-	-	39,838	-	-	39,838

Compensating cost of stock
options issued for product development:
non-related parties	-	-	47,391	-	-	47,391

Write-off accumulated other income	-	-	-	-	(37,164)	(37,164)

Net loss	-	-	-	(1,579,506)	-	(1,579,506)
Balance, December 31, 2007	76,078,446	$76,078	$12,951,235	$ (23,796,490)	$-	$(10,769,177)

See accompanying notes to financial statements

F-5

ALR TECHNOLOGIES INC.
Statements of Cash Flows
($ United States)
Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Cash received from customers	$192,976	$266,351
Cash paid to suppliers and employees	(266,693)	(701,783)
Interest paid	(6,727)	(52,761)

Net cash used in operating activities	(80,444)	(488,193)

Cash flows from financing activities:
Promissory notes payable	75,000	496,347

	75,000	496,347

Increase (decrease) in cash during the year	(5,444)	8,154
Cash, beginning of year	8,417	263

Cash, end of year	$2,973	$8,417

Non-cash financing activities:

Financing cost of stock options
issued in consideration for
promissory notes payable	$12,458	$125,647

Compensation cost of
stock options issued
for services	87,229	755,002

Financing cost of stock
stock options issued in
consideration of
accounts payable	-	197,718
	$99,687	$1,078,367

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

1.	Nature of operation and going concern:

ALR Technologies Inc. (the"Company") was incorporated under the laws of the State of Nevada on March 24, 1987. The Company is listed on the National Association of Security Dealers Over-the-Counter Bulletin Board. The principal business activity of the Company includes the design, marketing and distribution of medical reminder compliance devices. Approximately 65% of the Company's 2007 sales were from one customer in the United States of America while approximately 80% of the Company's 2006 sales were from one customer in the United States of America.

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

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

These financial statements do not give effect to any adjustments that could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

2.	Significant accounting policies:

	a)	Foreign currency transactions:

The Company's functional and reporting currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the Statement of Loss.

	b)	Fair value of financial instruments

For financial instruments consisting of cash, accounts receivable, and accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

2.	Significant accounting policies (continued):

	c)	Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. When the Company becomes aware that a specific customer is unable or unwilling to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. To date, the Company’s accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.

	d)	Inventories

Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

	e)	Equipment

Equipment is recorded at cost. Depreciation is provided using the following method and annual rates:

Asset	Method	Rate

Computer equipment	Declining balance	30%
Office equipment	Declining balance	20%

f)	Options and warrants issued in conjunction with debt

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

g)	Revenue recognition

The Company recognizes sales revenue at the time of delivery when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable, and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period expires.

h)	Stock-based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has elected to adopt SFAS No. 123R as at January 1, 2005 using the modified prospective method. Common stock issued for services during the year ended December 31, 2005 and subsequent years was issued with a strike price equal to or higher than the fair market value on the date of issuance. Stock-based compensation is allocated to the expense category where the underlying expense is recorded.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

2.	Significant accounting policies (continued):

	i)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forwards that are available to be carried forward to future years for tax purposes.

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred income tax asset will be realized, a valuation allowance is provided for the excess.

Although the Company has significant loss carry forwards available to reduce deferred income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

	j)	Loss per share

Basic loss per share computations are based on the weighted average number of common shares outstanding during the year. Common share equivalents consisting of preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

	k)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories, the fair value of common shares issued as full and final settlement of promissory notes payable and accounts payable and accrued liabilities, compensation costs of stock options issued to employees and non-employees for services or modification of previous stock option commitments, and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option or warrant commitments. Actual results could differ from those estimates.

	l)	Commitments and contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties that are probable of realization are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

	m)	Segmented information

The Company primarily operates in one reportable segment in the United States of America.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

2.	Significant accounting policies (continued):

	n)	Credit risk

Accounts receivable are potentially subject to concentrations of credit risk. The Company conducts it business primary inside of North America. The risk with respect to accounts receivable is mitigated by credit evaluations that the Company performs on its customers. The Company has a single customer representing 65% and 80% of the Company’s annual sales revenue during the years ended December31, 2007 and 2006, respectively. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience and financial review of the customer.

	o)	Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with shareholders. It is made up of net income and other comprehensive income. Other comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under GAAP are excluded from net income. The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company's Statement of Loss equals comprehensive income. The Company has included this new statement in the statement of shareholders' equity.

	p)	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; however, for some entities the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under the recognition step, an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. This Statement expands the use of fair value measurement and applies to companies that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. This Statement is effective as of the beginning of fiscal years that begin after November 15, 2007. SFAS 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

2.	Significant accounting policies (continued):

	p)	Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

3.	Inventories:

	2007	2006
Inventories, at cost	$322,197	$315,315
Provision for decline of value	(243,275)	(243,275)
	$78,922	$72,040

The Company has expended significant efforts introducing its Human Prescription Reminders to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2007 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through other, non-traditional sales channels not yet identified by management. As a result, management has recorded a provision for decline of value of $243,275 at December 31, 2007 (2006 - $243,275) in respect of its Human Reminder inventory.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, they may be required to further write-down its investment in inventories in the near term. The outcome of this matter cannot be predicted at this time.

4 . Equipment:
			2007
		Accumulated	Net book
	Cost	depreciation	value
Computer equipment	$22,196	$18,950	$3,246
Office equipment	5,566	4,332	1,234
	$27,762	$23,282	$4,480

			2006
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$22,196	$17,558	$4,638
Office equipment	5,566	4,024	1,542
	$27,762	$21,582	$6,180
F -11

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

5. Promissory notes payable:

	2007	2006
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$1,910,000	$1,910,000

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
the same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	3,066,347	3,066,347
Promissory notes payable to directors:

Promissory note payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	152,819	129,580
	152,819	129,580
Promissory notes payable to unrelated parties:

Promissory notes payable, unsecured, bearing interest at 1% per month, with
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,186,500	2,111,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing, repayable on July 17,
2005, which did not occur; currently due on demand	270,912	270,912
	2,727,412	2,652,412
	$5,946,578	$5,848,339

F-12

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

6.     Stock options:

The Company has a stock option plan whereby the Company may grant options to directors, officers, employees and consultants to purchase common shares. The exercise price of each option is equal to or higher than the market price of the Company’s common shares at the date of the grant. The option term and vesting period is determined by the board of directors within regulatory guidelines. All options are granted at fair value.

A summary of the status of the stock options as of December 31, 2007 and 2006, and changes during the periods ended on those dates is presented below:

	2007		2006

	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	115,876,463	$0.25	109,101,463	$0.25

Granted	2,900,000	$0.25	10,545,000	$0.25

Expired	(580,000)	$0.25	(3,770,000)	$0.25

Options outstanding, end of year	118,196,463	$0.25	115,876,463	$0.25

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

6. Stock options (continued):

Stock options outstanding are as follows:

	2007			2006
			Exercisable			Exercisable
	Exercise	Number of	at Year	Exercise	Number of	at Year
Date	Price	Shares	End	Price	Shares	End
May 30, 2007	$0.25	-	-	$0.25	280,000	280,000
December 18, 2007	$0.25	-	-	$0.25	100,000	100,000
December 20, 2007	$0.25	-	-	$0.25	200,000	200,000
January 9, 2008	$0.25	400,000	400,000	$0.25	400,000	400,000
January 13, 2008	$0.25	200,000	200,000	$0.25	200,000	200,000
January 14, 2008	$0.25	265,000	265,000	$0.25	265,000	265,000
January 22, 2008	$0.25	200,000	200,000	$0.25	200,000	200,000
March 18, 2008	$0.25	400,000	400,000	$0.25	400,000	400,000
April 2, 2008	$0.25	120,000	120,000	$0.25	120,000	120,000
May 15, 2008	$0.25	100,000	100,000	$0.25	100,000	100,000
May 18, 2008	$0.25	25,000	25,000	$0.25	25,000	25,000
June 4, 2008	$0.25	800,000	800,000	$0.25	800,000	800,000
December 2, 2008	$0.25	80,000	80,000	$0.25	80,000	80,000
December 9, 2008	$0.25	100,000	100,000	$0.25	100,000	100,000
December 18, 2008	$0.25	86,000	86,000	$0.25	86,000	86,000
December 30, 2008	$0.25	500,000	500,000	$0.25	500,000	500,000
December 31, 2008	$0.25	1,973,000	1,973,000	$0.25	1,973,000	1,973,000
March 31, 2009	$0.25	220,000	220,000	$0.25	220,000	220,000
June 30, 2009	$0.25	63,322,463	59,822,463	$0.25	63,322,463	59,822,463
October 10, 2009	$0.25	40,000	40,000	$0.25	40,000	40,000
October 19, 2009	$0.25	40,000	40,000	$0.25	40,000	40,000
December 1, 2009	$0.25	200,000	200,000	$0.25	200,000	200,000
December 31, 2009	$0.25	760,000	760,000	$0.25	760,000	760,000
January 5, 2010	$0.25	30,000	30,000	$0.25	30,000	30,000
January 7, 2010	$0.25	4,870,000	4,870,000	$0.25	4,870,000	4,870,000
March 17, 2010	$0.25	600,000	600,000	$0.25	600,000	600,000
April 13, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
June 15, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
July 8, 2010	$0.25	500,000	500,000	$0.25	500,000	500,000
September 12, 2010	$0.25	26,700,000	7,125,000	$0.25	26,700,000	7,125,000
September 30, 2010	$0.25	700,000	700,000	$0.25	700,000	700,000
October 17, 2010	$0.25	350,000	350,000	$0.25	350,000	350,000
November 16, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
December 13, 2010	$0.25	220,000	220,000	$0.25	220,000	220,000
January 4, 2011	$0.25	400,000	400,000	$0.25	400,000	400,000
February 9, 2011	$0.25	2,000,000	2,000,000	$0.25	2,000,000	2,000,000
April 7, 2011	$0.25	200,000	200,000	$0.25	200,000	200,000
April 27, 2011	$0.25	80,000	80,000	$0.25	80,000	80,000
September 8, 2011	$0.25	990,000	990,000	$0.25	990,000	990,000
November 20, 2011	$0.25	300,000	300,000	$0.25	300,000	300,000
December 19, 2011	$0.25	2,695,000	2,695,000	$0.25	2,695,000	2,695,000
December 20, 2011	$0.25	3,630,000	3,630,000	$0.25	3,630,000	3,630,000
April 18, 2017	$0.25	400,000	400,000	$-	-	-
May 17, 2017	$0.25	750,000	750,000	$-	-	-
May 31, 2017	$0.25	1,750,000	300,000	$-	-	-

		118,196,463	93,671,463		115,876,463	92,801,463

F-14

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

6.   Stock options (continued):

      The shares under option at December 31, 2007 were in the following exercise price ranges:

Options Outstanding and Exercisable
			Aggregate	Weighted, Average
	Weighted Average	Number of Shares	Intrinsic	Remaining Contractual
Exercise Price	Exercise Price	Under Option	Value	Life in Years
$ 0.25	$0.25	93,671,463	$0.00	2.44

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following assumptions.

	Risk free			Expected
Options Granted	interest rate	Expected Life	Expected volatility	dividends

June 29, 2007	5.02%	10 years	193.65%	-
May 17, 2007	4.76%	10 years	192.64%	-
December 20, 2006	4.57%	5 years	172.82%	-
December 19, 2006	4.57%	5 years	187.44%	-
November 20, 2006	4.60%	5 years	189.23%	-
September 8, 2006	4.71%	5 years	191.65%	-
April 27, 2006	4.34%	5 years	193.07%	-
April 7, 2006	4.30%	5 years	192.67%	-
February 9, 2006	4.55%	5 years	195.04%	-
January 4, 2006	4.28%	5 years	194.85%	-
January 3, 2006	4.30%	5 years	194.85%	-

Stock-based compensation charges of $12,458 (2006 - $323,365) was allocated to interest expenses; $39,838 (2006 - $524,026) was allocated to selling, general and administrative costs; and $47,391 (2006 - $230,976) was allocated to product development costs.

7 . Related party transactions:
	2007	2006
Management compensation to directors	$379,800	$379,800
Interest on promissory notes payable to directors and relatives of directors	$372,872	$356,799
Compensation paid to relatives of a director	$42,998	$36,000
Financing cost related to options granted to directors and relatives of directors
for additional interest in consideration of promissory notes payable	$-	$81,109
Financing cost related to options granted to directors, relatives of directors, companies controlled by directors and an officer in consideration of
outstanding accounts payable and accrued liabilities	$-	$128,703

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed in note 6(b).

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

7.	Related party transactions (continued):

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amounts of consideration established and agreed upon by the transacting parties.

8.	Commitments:

On October 21, 1988, the Company entered into an agreement with A Little Reminder (ALR) Inc. whereby the Company would have the non-exclusive right to distribute certain projects.

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

The terms of Mr. Chan's contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. Mr. Chan will also be entitled to 2,000,000 options with a five-year term exercisable at $0.25. In addition, if more than 50% of the Company's stock or assets are sold, Mr. Chan will be compensated for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
	From	To	Participation
	$0	$24,999,999	2	% plus
	$25,000,000	$49,999,999	3	% plus
	$50,000,000	$199,999,999	4	% plus
	over or equal to	$200,000,000	5%

The terms of Mr. Cruitt's contract also provides for a commission of 1.0% of net sales during the term of the agreement. Mr. Cruitt will also be entitled to 4,000,000 options with a five-year term exercisable at $0.25. Two million stock options will vest immediately while the remaining options will vest on the basis of 200,000 options for each 1,000,000 Medication Reminders sold or upon the sale of 50% or more of the Company's stock or assets.

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

8.   Commitments (continued):

The terms of Dr. Tichy's contract provides for 250,000 options with a five-year term exercisable at $0.25.

In the event, if more than 50% of the Company's stock or assets are sold, Mr. Cruitt and Dr. Tichy will be entitled to participate in a pool for management as compensation for entering into a non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
	From	To	Participation
	$0	$24,999,999	2	% plus
	$25,000,000	$49,999,999	3	% plus
	$50,000,000	$199,999,999	4	% plus
	over or equal to	$200,000,000	5%

9.	Financial instruments:

The fair values of cash, accounts receivable, accounts payable and accrued liabilities and customer deposits approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates which are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory notes payable as the payment dates are not readily determinable. Fair value has been estimated by discounting future principal and interest cash flows at the current rate available for the same or similar instrument.

The maximum credit risk exposure for all financial assets is the carrying value of the asset.

10.	Reconciliation of loss to net cash used by operating activities:

	2007	2006
Net loss	$(1,579,506)	$(2,610,689)
Adjustments to reconcile loss to net cash used by
operating activities:
Depreciation	1,700	2,373
Foreign exchange loss on note payable	23,239	66
Write-off accumulated other comprehensive income	(37,164)	-
Financing cost of options irrevocably committed to be issued
in consideration for promissory notes payable	12,458	125,647
Compensation cost of options irrevocably committed to be
issued to non-employees for services	87,229	755,002
Financing cost of options irrevocably committed to be issued
in consideration for accounts payable and accrued liabilities	-	197,718
Decrease (increase) in accounts receivable	710	(1,817)
Increase in inventories	(6,882)	(37,081)
Decrease (increase) in prepaid expenses and deposits	3,498	(3,498)
Increase in accounts payable and accrued liabilities	1,439,871	1,058,489
(Increase) decrease in customer deposits	(25,597)	25,597
Net cash used by operating activities	$(80,444)	$(488,193)

F-17

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

11.   Income Taxes:

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company's financial statements.

The provision for income taxes differs from the result, which would be obtained by applying the statutory tax rate of 34% (2006 - 34%) to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit) of income taxes	$(537,032)	$(887,634)
Non-deductible expenses	33,894	366,645
Increase in valuation allowance	503,138	520,989
Income tax provision	$-	$-

Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred income tax asset, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are as follows:

	2007	2006
Net operating loss carried forward	$19,042,089	$17,562,271
Tax rate	34%	34%
Deferred income tax assets	6,474,310	5,971,172
Valuation allowance	(6,474,310)	(5,971,172)
Net deferred income tax asset	$-	$-

A valuation allowance has been established, and accordingly, no benefit has been recognized for the Company's deferred income tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company's current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the future income tax assets based on actual and forecasted operating results. The operating losses amounting to $19,042,089 will expire between 2019 and 2027 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
Total	$19,042,089

ALR TECHNOLOGIES INC.
Notes to Financial Statements
($ United States)
Years Ended December 31, 2007 and 2006

12.	Other Income

Accumulated other comprehensive income of $37,164 related to accumulated translation adjustment for a subsidiary disposed of in prior years has been written-off.

13.	Subsequent Event:

Subsequent to the year-end, the Company agreed to grant options to ERS Endocrine Research Inc. to purchase 100,000 common shares of the Company at a price of $0.25 per share for a period of ten years.

Subsequent to the year-end, the Company entered into a settlement agreement with a consultant whereby the Company agreed to pay the consultant a total of $116,000 being overdue accounts payables, over time. In consideration, the consultant agreed to release its right to purchase 2,000,000 common shares of the Company at the price of $0.25 per share.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 6, 2006 KPMG LLP, Chartered Accountants, (herein as “KPMG”) notified the Company in writing of their resignation effective on that date. The Company engaged Telford Sadovnick, P.L.L.C., CPA’s (“Telford”) as its principal accountants effective July 24, 2006. The decision to change accountants was approved by the Company’s board of directors. The Company did not consult with Telford on any matters prior to retaining such firm as its principal accountants.

     The audit reports of KPMG on the financial statements for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modification as to uncertainty, audit scope or accounting principles, except for the following explanatory paragraph regarding the Company’s ability to continue as a going concern:

- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the years ended December 31, 2005 and 2004 and to the date of resignation, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreement in their reports on the financial statements for such years.

     The Company provided KPMG with a copy of a draft Form 8-K disclosing their resignation as Former Accountant on July 6, 2006 and KPMG furnished the Company with a letter addressed to the Securities and Exchange Commission stating that they agreed with such disclosures.

     The Company engaged Smythe Ratcliffe L.L.P. as it’s principal independent accountant effective October 12, 2007. This is the result of Telford resigning as the Company’s principal independent registered public accounting firm effective September 26, 2007. The decision to change its principal independent registered public accounting firm was approved by the Company’s board of directors.

     Telford was appointed as principal independent accountant of the Company on July 24, 2006. The report of Telford dated March 28, 2007 on the consolidated balance sheet of the Company as of December 31, 2006, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that for the following explanatory paragraph regarding the Company’s ability to continue as a going concern:

- The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the year ended December 31, 2006 and to the date of resignation, there were no disagreements with Telford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Telford, would have caused it to make reference to the subject matter of such disagreement in their report on the financial statements for such year.

     The Company has provided Telford with a copy of the foregoing disclosures and has requested that Telford furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company has received the requested letter from Telford wherein they have confirmed their agreement to the Company’s disclosures.

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’‘s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’‘s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’‘s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held
Sidney Chan	57	Principal Executive Officer, Principal Accounting Officer, Principal
		Financial Officer, Secretary/Treasurer and a member of the Board of
		Directors

Stanley Cruitt	58	President and a member of the Board of Directors

Dr. Jaroslav Tichy	67	Vice-President of Technology and a member of the Board of
		Directors

     All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan - Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors of the Company.

     Mr. Chan has made a significant contribution to the Company since first becoming involved in August 1997. He has assisted the Company’s financing and its evolution into a public company. Most importantly, he has also directed the Company’s product development. Mr. Chan has extensive relationships with Hong Kong area based technology and electronic manufacturers, helping assure the availability of low cost manufacturing and materials procurement. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973

Stanley Cruitt - President and a member of the Board of Directors of the Company.

     Stan Cruitt joined the Company as President in 2000, bringing with him more than 20 years of experience in the pharmaceutical industry. He became President at a key point in the Company’s history, when ALRT was evaluating its products and considering innovative uses for medication and health management compliance throughout the healthcare community. Mr. Cruitt has extensive experience in the pharmaceutical industry, where he has held numerous positions ranging from serving as a marketing research analyst with Merck to top marketing and management positions with Ciba and Novartis. In 1996, Newsweek and Advertising Age recognized him as one of the top marketers in the United States. Mr. Cruitt’s experience at building brands, markets and business is a needed fit for the Company. Mr. Cruitt received his undergraduate degree from Southern Illinois University and received academic honors during graduate study.

Dr. Jaroslav V. Tichy - Vice President, Technology and a member of the Board of Directors of the Company

     Since December, 2000, Dr. Tichy has been Vice President of Technology for the Company. From 1984 through 2000, Dr. Tichy was a Systems Design Specialist with Weir-Jones Engineering Consultants Ltd. Dr. Tichy has conducted research and lectured in a wide range of areas including asynchronous switching theory, signal theory and pattern recognition. In addition, he has been involved in a number of development projects including analog, digital and mixed circuit design, digital signal processing and microprocessor and microcontroller based systems. Dr. Tichy received both his PhD and MSc. degrees in computer technology from the Technical University in Brno Czech Republic.

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

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2007, no officer and director except one director failed to file their Form 3, 4 and 5 on a timely basis.

     On June 29, 2007, Stan Cruitt, President and director of the Company sold 750,000 common shares at the price of $0.15 per share and filed his Form 4 on July 5, 2007. Mr. Cruitt further sold 760,000 common shares at the price of $0.16 per share and filed his Form 4 on March 27, 2008.

Audit Committee and Charter

     The Company has an audit committee and audit committee charter. The Company’s audit committee is comprised of all of its officers and directors. None of directors are deemed independent. All directors also hold positions as officers of the Company. A The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Disclosure Committee and Charter

     The Company has a disclosure committee and disclosure committee charter. The Company’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of the Company’s financial reports.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid by the Company to officers and directors during the three most recent fiscal years.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [2]	2007	144,000	0	0	0	0	0	9,600	153,600
Principal Executive &	2006	144,000	0	0	142,105	0	0	9,600	295,705
Principal Financial Officer	2005	144,000	0	0	86,876	0	0	0	230,876

Stanley Cruitt [3]	2007	156,000	0	0	0	0	0	9,600	166,200
President	2006	156,000	0	0	147,662	0	0	9,600	313,862
	2005	156,000	0	0	0	0	0	9,600	166,200

Dr. Jaroslav Tichy [4]	2007	60,000	0	0	0	0	0	0	60,000
Vice President	2006	60,000	0	0	137,595	0	0	0	197,595
	2005	60,000	0	0	0	0	0	0	60,000

[1]	Automobile allowance

[2]	At December 31, 2007, salaries and other annual compensation for fiscal 2007, 2006 and 2005 totaling $451,200 remain unpaid and are included in accounts payable and accrued liabilities.

[3]	At December 31, 2007, salaries and other annual compensation for fiscal 2007, 2006 and 2005 totaling $498,600 remain unpaid and are included in accounts payable and accrued liabilities.

[4]	At December 31, 2007, salaries and other annual compensation for fiscal 2007, 2006 and 2005 totaling $180,000 remain unpaid and are included in accounts payable and accrued liabilities.

     The Company has irrevocably committed to grant a total of 13,845,000 stock options to Sidney Chan, Principal Executive Officer and a Director of the issuer, 18,528,976 stock options to Stanley Cruitt, President and a Director of the issuer, 4,952,249 options to Dr. Jaroslav Tichy, Vice President -Technology of the issuer. The exercise price of the options is $0.25 per share and they will be exercisable for a period of five years.

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

Sales Price
	From	To	Participation
	$0	$24,999,999	2	% plus
	$25,000,000	$49,999,999	3	% plus
	$50,000,000	$199,999,999	4	% plus
	over or equal to	$200,000,000	5%

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

Sales Price
	From	To	Participation
	$0	$24,999,999	2	% plus
	$25,000,000	$49,999,999	3	% plus
	$50,000,000	$199,999,999	4	% plus
	over or equal to	$200,000,000	5%

     The terms of Dr. Tichy’s contract provides for 250,000 options with a five year term exercisable at 0.25. All the options are vested. In addition, if more than 50% of the Company’s stock or assets are sold, Dr. Tichy will be entitled to participate in a pool for management as compensation for entering into non-compete agreement based on the selling price of the Company or its assets as follows:

Sales Price
	From	To	Participation
	$0	$24,999,999	2	% plus
	$25,000,000	$49,999,999	3	% plus
	$50,000,000	$199,999,999	4	% plus
	over or equal to	$200,000,000	5%

Compensation of Directors

     There are no standard or other arrangements pursuant to which the Company’s directors were compensated in their capacity as such during the 2007 fiscal year.

     The Company’s Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

     Effective August 25, 2006, the Board of Directors consists three members, Mr. Sidney Chan, Chairman and Principal Executive Officer of the Company, Mr. Stanley Cruitt, President of the Company, and Dr. Jaroslav Tichy. All three directors are also officers of the Company. There are no independent directors.

Directors’ Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	144,000	0	0	0	0	9,600	153,600
Stanley Cruitt	156,600	0	0	0	0	9,600	166,200
Dr. Jaroslav Tichy	60,000	0	0	0	0	0	60,000

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 2007, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of			Percent
Name of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	27,5000,000	[1]	Principal Executive Officer, Principal	36.15%
			Financial Officer, Secretary/Treasurer
			and a member of the Board of Directors

Stanley Cruitt	11,890,000		President and a member of the Board of	15.63%
			Directors

Dr. Jaroslav Tichy	500,000		Vice President of Technology	0.66%

All Officers and Directors as	39,890,000			52.43%
a group (3 persons)

[1]	1,000,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, and 26,000,000 shares are owned by Christine Kan, Mr. Chan’s wife.

     In consideration of services, promissory notes payable or the extension of their due dates and accounts payable and accrued liabilities, the Company has irrevocably committed to issue a total of 13,845,000 stock options to Sidney Chan, Principal Executive Officer and a Director of the Company, 20,412,336 stock options to Christine Kan, his wife and 1,543,146 options to a company controlled by Mr. Chan and Ms. Kan. The Company has also irrevocably committed to issue a total of 18,528,976 stock options to Stanley Cruitt, President and a Director of the issuer, 280,000 options to Annie Cruitt, his wife, 4,952,249 options to Dr. Jaroslav Tichy, Vice President, Technology and a director of the issuer. The Company has also irrevocably committed to issue a total of 5,177,000 stock options to relatives of a director. The exercise price of the options is $0.25 per share and the options are exercisable for a period of five years from the commitment date.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2007, a relative of Sidney Chan, Chairman and Principal Executive Officer of the Company, was paid a total of $6,998 for providing services. In addition, the Company irrevocably committed to issue 250,000 stocks this relative for services.

     In September 2006, Christine Kan, wife of Sidney Chan, Principal Executive Officer and Director of the Company loaned the Company a total of $239,347. The loan bears interest at 1.25% percent per month and is secured by a floating charge against the assets of the Company.

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

PART IV

ITEM 13.     EXHIBITS.

		Incorporated by reference
					Filed
Exhibit No. Description		Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of	10-SB	12/10/99	3.3
	Incorporation, dated October 22, 1998.

3.4	Articles of Amendment to the Articles of	10-SB	12/10/99	3.4
	Incorporation, dated December 7, 1998.

3.5	Articles of Amendment to the Articles of	8-K	1/20/05	3.1
	Incorporation, dated January 6, 2005.

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da	8-K	8/14/00	10.2
	Silva.

10.3	Project Agreement with Tandy Electronics (Far	10-KSB	4/17/01	10.1
	East) Ltd.

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Rule 13a-
	14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350,				X
	as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002 (Chief Executive
	Officer and Chief Executive Officer ).

99.1	Distribution Agreement between Mo Betta Corp.	10-SB	12/10/99	99.1
	and ALR.

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd.,	8-K	2/02/00	99.1
	745797 Alberta Ltd., Lorne Drever, Debbie
	MacNutt, Dean Drever, Sandra Ross and Sidney
	Chan.

99.1	Agreement to Provide Services with Horizon	10-KSB	4/17/01	99.1
	Marketing & Research, Inc.

99.11	Agreement to Provide Services with Dr. Jaroslav	10-KSB	4/17/01	99.11
	Tichy.

99.12	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.12
	Financial Limited regarding Christine Kan.

99.13	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.13
	Financial Limited regarding Sidney Chan.

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth	10-KSB	4/17/01	99.15
	Berkholtz.

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF	10-KSB	4/15/02	99.18
	Management Resource Associates, LLC.

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$35,000	Smythe Ratcliffe LLP
2006	$ nil	Smythe Ratcliffe LLP
2007	$3,000	Telford Sadovnick, P.L.L.C.
2006	$20,000	Telford Sadovnick, P.L.L.C.
2006	$ nil	KPMG

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007	$4,770	Smythe Ratcliffe LLP
2006	$ nil	Smythe Ratcliffe LLP
2007	$11,845	Telford Sadovnick, P.L.L.C.
2006	$5,000	Telford Sadovnick, P.L.L.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$ nil	Smythe Ratcliffe LLP
2006	$ nil	Smythe Ratcliffe LLP
2007	$ nil	Telford Sadovnick, P.L.L.C.
2006	$ nil	Telford Sadovnick, P.L.L.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$ nil	Smythe Ratcliffe LLP
2006	$ nil	Smythe Ratcliffe LLP
2007	$ nil	Telford Sadovnick, P.L.L.C.
2006	$ nil	Telford Sadovnick, P.L.L.C.

(5)     The Company’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)     The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2008.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan
         Principal Executive Officer, Principal Accounting
         Officer, Principal Financial Officer, Secretary/Treasurer and a member of the Board of Directors

BY:   STANLEY CRUITT
         Stanley Cruitt
         President and a member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Principal Executive Officer, Principal	March 31, 2008
Sidney Chan	Accounting Officer, Principal Financial Officer,
Secretary/Treasurer and a member of the Board
of Directors

STANLEY CRUITT	President and a member of the Board of	March 31, 2008
Stanley Cruitt	Directors

DR. JAROSLAV TICHY	A member of the Board of Directors	March 31, 2008
Dr. Jaroslav Tichy

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No. Description		Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of	10-SB	12/10/99	3.3
	Incorporation, dated October 22, 1998.

3.4	Articles of Amendment to the Articles of	10-SB	12/10/99	3.4
	Incorporation, dated December 7, 1998.

3.5	Articles of Amendment to the Articles of	8-K	1/20/05	3.1
	Incorporation, dated January 6, 2005.

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da	8-K	8/14/00	10.2
	Silva.

10.3	Project Agreement with Tandy Electronics (Far	10-KSB	4/17/01	10.1
	East) Ltd.

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Rule 13a-
	14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350,				X
	as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002 (Chief Executive
	Officer and Chief Executive Officer ).

99.1	Distribution Agreement between Mo Betta Corp.	10-SB	12/10/99	99.1
	and ALR.

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd.,	8-K	2/02/00	99.1
	745797 Alberta Ltd., Lorne Drever, Debbie
	MacNutt, Dean Drever, Sandra Ross and Sidney
	Chan.

99.1	Agreement to Provide Services with Horizon	10-KSB	4/17/01	99.1
	Marketing & Research, Inc.

99.11	Agreement to Provide Services with Dr. Jaroslav	10-KSB	4/17/01	99.11
	Tichy.

99.12	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.12
	Financial Limited regarding Christine Kan.

99.13	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.13
	Financial Limited regarding Sidney Chan.

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth	10-KSB	4/17/01	99.15
	Berkholtz.

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF	10-KSB	4/15/02	99.18
	Management Resource Associates, LLC.

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2