Form 10QSB
period 2008-03-31
ALR TECHNOLOGIES INC
filed 2008-05-15
CIK 1087022

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

114M Reynolda Village
Winston-Salem, North Carolina 27106
(Address of principal executive offices)

(336) 722-2254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2008: 76,078,446.

The Registrant is a Shell company. Yes ☐  No ☒

=============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$413	$2,973
Accounts receivable, net of allowance of $2,530
(December 31, 2007 - $2,530)	5,053	4,221
Inventories (note 3)	100,919	78,922
Prepaid expenses and deposits	100	-

	106,485	86,116
Equipment, net of accumulated depreciation	4,174	4,480
Deferred interest expenses	100,800	-

	$211,459	$90,596

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,148,843	$1,119,545
Payroll payable	22,352	18,458
Interest payable (note 7)	2,103,359	1,942,463
Advances payable (note 7)	1,983,304	1,832,729
Promissory notes payable - current portion (notes 4 and 7)	5,940,660	5,946,578

	11,198,518	10,859,773
Promissory notes payable (notes 4 and 7)	60,000	-
	11,258,518	10,859,773

Shareholders' deficiency
Capital stock (note 5)	76,078	76,078
350,000,000 common shares with a par value of $0.001 per share authorized
76,078,446 issued
(December 31, 2007 - 76,078,446)
Additional paid-in capital	13,199,560	12,951,235
Deficit	(24,322,697)	(23,796,490)

	(11,047,059)	(10,769,177)

	$211,459	$90,596

Basis of presentation (Note 1)
Commitments (Note 4)
Contingency (Note 6)
Related party transactions (Notes 4 and 7)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Sales	$1,739	$114,764
Cost of sales	28	5,786

	1,711	108,978

Expenses
Depreciation	306	425
Development costs	190,814	54,186
Foreign exchange (gain) loss	(6,776)	2,259
Interest	168,396	166,480
Professional fees	14,280	16,503
Rent	13,189	9,507
Selling, general and administration	147,709	159,471

	527,918	408,831
Net loss	(526,207)	(299,853)
Deficit, beginning of period	(23,796,490)	(22,216,984)

Deficit, end of period	$(24,322,697)	$(22,516,837)

Loss per share, basic and diluted	$(0.01)	$-

Weighted average shares
Outstanding - basic and diluted	76,078,446	76,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Three Months Ended March 31, 2008 and Year Ended December 31, 2007
(Unaudited)

						Accumulated
	Capital Stock		Additional			Other	Total
	Number		Paid in			Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit		Income	Deficiency

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$ (22,216,984	) $	37,164	$(9,252,194)
Financing cost of stock options
issued in consideration of
promissory notes payable
non-related parties	-	-	12,458	-		-	12,458

Compensating cost of stock
options issued or vested for
Services:
non-related parties	-	-	39,838	-		-	39,838

Compensating cost of stock
options issued for product
Development:
non-related parties	-	-	47,391	-		-	47,391

Write-off accumulated other
income						(37,164)	(37,164)

Net loss	-	-	-	(1,579,506)		-	(1,579,506)

Balance, December 31, 2007	76,078,446	$76,078	$12,951,235	$ (23,796,490	) $	-	$(10,769,177)

Financing cost of stock options
issued in consideration of
promissory notes payable:
non-related parties	-	-	104,534	-		-	104,534

Compensating cost of stock
options issued for product
development
director			129,467				129,467
non-related parties	-	-	14,324	-		-	14,324

Net loss	-	-	-	(526,207)		-	(526,207)

Balance, March 31, 2008	76,078,446	$76,078	$13,199,560	$ (24,322,697	) $	- $	(11,047,059)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31
	2008		2007

Cash flows from operating activities:
Cash received from customers	$907		$107,131
Cash paid to suppliers and employees	(59,701)		(113,087)
Interest paid	(3,766)		(2,846)

Net cash used in operating activities	(62,560)		(8,802)

Cash flows from financing activities:
Bank indebtedness	-		385
Promissory notes payable	60,000		-

Net cash provided by financing activities	60,000		385

Increase (decrease) in cash during the period	(2,560)		(8,417)
Cash, beginning of	2,973		8,417

Cash, end of period	$413	$

Non-cash financing activities:

Financing cost of stock options
issued in consideration for
promissory notes payable	3,734		-

Compensation cost of
stock options issued
for services	143,791		-

	$147,525		$-

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
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

2. Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

(a) Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued.

3. Inventories

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to March 31, 2008 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of March 31, 2008, management had recorded a provision of $243,275 (December 31, 2007 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2007 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

4. Promissory notes payable

During the year ended December 31, 2007, the Company received a total of $75,000 from a non-related party in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is unsecured. As further consideration, 300,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 31, 2017 were issued (see note 5(b)).

During the three months ended March 31, 2008, the Company entered into an agreement with a non-related party whereby the Company will receive a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued (see note 5(b)). In March 2008, the Company received $60,000 under this agreement.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

During the three month period ended March 31, 2008, a promissory note repayable in Canadian dollars to a director decreased by $5,917 due to favorable exchange rate changes with the United States dollars.

	March 31	December 31
	2008	2007
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$1,910,000	$1,910,000

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
the same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	3,066,347	3,066,347
Promissory notes payable to directors:

Promissory note payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	146,901	152,819
	146,901	152,819
Promissory notes payable to unrelated parties:

Promissory notes payable, unsecured, bearing interest at 1% per month, with
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,186,500	2,186,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing, repayable on July 17,	270,912	270,912
2005, which did not occur; currently due on demand

	2,727,412	2,727,412
Total current promissory notes payable	5,940,660	5,946,578

Promissory note payable, unsecured, bearing interest at 1% per month, repayable on
September 30, 2009	60,000	-
	$6,000,660	$5,946,578

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

5. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payments”.

During the three months ended March 31, 2008, the Company irrevocably committed to grant 5,650,000 options. Of the total granted, 3,000,000 were granted with certain vesting conditions. 1,800,000 options were granted and vested in consideration of providing $450,000 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $104,534 of which $3,734 were charged to interest expense and $100,800 were charged to deferred interest expense. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 of which $129,467 has been charged to product development costs and $14,324 to selling, general and administrative expense. The weighted average per share fair value of these options issued in the period was $0.14. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 187%, risk-free interest rates of 2.76% and no assumed dividend rate.

The Company has irrevocably committed to grant options to purchase common shares of the Company as follows:

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	118,196,463	$0.25	115,876,463	$0.25
Granted	5,650,000	0.25	2,900,000	0.25
Expired or cancelled	(1,465,000)	0.25	(580,000)	0.25
Outstanding, end of period	122,381,463	$0.25	118,196,463	$0.25

The number of options outstanding and exercisable and the remaining contractual lives (in years) of the options at March 31, 2008 were as follows:

Options Outstanding
	Number of	Contractual	Number of
	Options	Lives	Options
Exercise Price	Outstanding	Remaining	Exercisable

$0.25	122,381,463	0.01 to 9.17	94,856,463

On May 17, 2007, the Company agreed to offer the certain optionees holding a total of 110,540,463 stock options to have the expiry dates of the pertinent stock option agreements to May 17, 2017 subject to formal acceptance by optionees by returning executed stock option agreements and extension agreements to the Company on or before August 31, 2007 However, the Company has decided to delay this offer until a later date.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

5. Capital stock (continued)

Unvested options at March 31, 2008 consist of 27,525,000 options which will vest based on achieving certain sales and performance targets, including 19,250,000 to three directors and 250,000 to a relative of a director of the Company. Compensation cost related to the unvested options is recorded over the service period or in the period in which the sales or performance targets are achieved or probable of being achieved.

6. Contingency

Accounts payable and accrued liabilities as of March 31, 2008 includes $180,666 (December 31, 2007 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7. Related party transactions

Related party transactions for the three months ended March 31, 2008 and 2007 included the following:

	2008	2007

Financing cost related to vested options
issued in consideration of services:
Directors and officers	$129,467	$-

Interest
Directors and officers	4,686	7,357
Relatives of directors	86,246	88,128

Compensation
Directors and officers	94,950	94,950
Relatives of directors	9,000	10,098
		-

	$324,349	$200,533

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of considerations established and agreed upon by the transacting parties.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

7. Related party transactions (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options irrevocably committed to related parties have been recorded at their estimated fair value as disclosed note 5(b).

8. Reconciliation of net loss to net cash used in operating activities

	Three Months Ended
	March 31
	2008	2007
Net loss for the period	$(526,207)	$(299,853)
Add items not affecting cash:
Depreciation	306	425
Foreign exchange on note payable	(5,918)	1,394
Compensation cost of options
product development	143,791	-
Financing of option issued in consideration
for promissory notes payable	3,734	-
Non-cash working capital items:
Receivable and advances	(832)	(7,633)
Inventories	(21,997)	8,231
Prepaid expenses and deposits	(100)	3,498
Accounts payable and accrued liabilities	38,406	42,887
Payroll payable	(5,214)	-
Interest payable	160,896	163,634
Advances payable	150,575	78,615
	$(62,560)	$(8,802)

9. Subsequent event

Subsequent to the period end, the Company incorporated a wholly owned subsidiary in Canada.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

     The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Except for the description of historical facts contained herein, the Form 10-QSB contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2008, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

     Sales revenue was $1,739 in the quarter ended March 31, 2008 as compared to $114,764 in the quarter ended March 31, 2007. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

     Development costs were $190,814 for the quarter ended March 31, 2008 as compared with $54,186 for the quarter ended March 31,2007. Development costs incurred during the first quarter of 2008 related to the allocation of additional programming resources required for the development of the

ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the three months ended March 31, 2008 and 2007 include $143,791 and $Nil, respectively, of non-cash compensation costs related to options issued for services in the period.

     Interest expense was $168,396 for the quarter ended March 31, 2008 as compared with $166,480 for the quarter ended March 31, 2007. The amount for the current quarter included $3,734 relating to options issued in exchange for $450,000 loan to be received during the period from March to June 2008. The Company continues to rely on debt financing and cost to obtain extensions on debt obligations.

     Professional fees were $14,280 for the quarter ended March 31, 2008 as compared with $16,503 for the quarter ended March 31, 2007. Fees were lower primarily due to lesser accounting and audit services obtained in the period.

     The selling, general and administrative expenses were $147,709 for the quarter ended March 31, 2008 as compared to $159,471 for the quarter ended March 31, 2007. The decrease relates primarily to lower investor relations activities during the current period.

     Net loss of $526,207 for the quarter ended March 31, 2008 increased significantly from a loss of $299,853 for the same quarter in 2007 mainly due to increase in product development and interest expenses plus decrease in sales. The largest component of this decrease was the non-cash interest and compensation costs related to options issued for product development and loan.

Liquidity and Capital Resources

Cash Balances and Working Capital

     As of March 31, 2008, the Company's cash balance was $413 compared to $2,973 as of December 31, 2007. As of March 31, 2008, the Company had a working capital deficiency of $11,152,033 as compared to a working capital deficiency of $10,773,657 as of December 31, 2007.

Short and Long Term Liquidity

     As of March 31, 2008, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Provided by (Used in) Operating Activities

     Cash used by the Company in operating activities during the quarter was $62,560 in comparison with $8,802 during the same quarter last year. The increase was mainly due to lower cash received from the customers during the current quarter.

Cash Proceeds from Financing Activities

     During the three months ended March 31, 2008, the Company received $60,000 loan from a non-related party as compared to $Nil in the three months of 2007 from a relative of a director.

Off Balance Sheet Arrangements.

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

ITEM 5.     OTHER MATTERS

     None.

ITEM 6.     EXHIBITS

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
21.1	Subsidiaries of ALR Technologies Inc.

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2008.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan, Chairman, Chief Executive
Officer and a member of the Board of Directors

BY:	STANLEY CRUITT
Stanley Cruitt, President and a Member of the
Board of Directors

EXHIBIT INDEX

    The following Exhibits are attached hereto:

Exhibit No.	Document Description
21.1	Subsidiaries of ALR Technologies Inc.

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.