Form 10-Q
period 2008-06-30
ALR TECHNOLOGIES INC
filed 2008-08-19
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339
(Address of principal executive offices, including zip code.)

(336) 722-2254
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,078,446 as of August 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALR TECHNOLOGIES INC.
Interim Balance Sheets
($ United States)

		June 30	December 31
		2008	2007
		(Unaudited)	(Audited)
Assets
Current assets:
Cash		$98,671	$2,973
Accounts receivable, net of allowance of $2,530		10,828	4,221
(December 31, 2007 - $2,530)
Inventories (note 3)		99,896	78,922
Prepaid expenses and deposits		27,300	-
		236,695	86,116

Equipment, net of accumulated depreciation		3,870	4,480
Deferred interest expenses		84,000	-
		$324,565	$90,596

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities		$1,047,483	$1,119,545
Payroll payable		24,281	18,458
Interest payable (notes 4 and 7)		2,269,174	1,942,463
Advances payable (notes 4 and 7)		2,037,013	1,832,729
Promissory notes payable - current portion (notes 4 and 7)		5,942,002	5,946,578
		11,319,953	10,859,773

Promissory notes payable (notes 4 and 7)		450,000	-
		11,769,953	10,859,773

Shareholders' deficiency
Capital stock (note 5)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2007 - 76,078,446)		76,078	76,078
Additional paid-in capital		13,199,560	12,951,235
Deficit		(24,721,026)	(23,796,490)
		(11,445,388)	(10,769,177)

		$324,565	$90,596
Basis of presentation (note 1)
Commitments (note 4)
Contingency (note 6)
Related party transactions (notes 4 and 7)

See accompanying notes to interim financial statements
F -1

ALR TECHNOLOGIES INC.
Interim Statement of Loss and Deficit
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Revenue
Sales	$7,199	$20,806	$8,938	$135,570
Cost of sales	1,023	10,408	1,051	16,194

	6,176	10,398	7,887	119,376

Expenses
Depreciation	304	425	610	850
Development costs	46,522	98,903	237,336	153,089
Foreign exchange (gain) loss	1,799	17,493	(4,977)	19,752
Interest	185,316	181,571	353,712	348,051
Professional fees	21,510	22,705	35,790	39,208
Rent	13,384	9,884	26,573	19,391
Selling, general and administration	135,670	191,736	283,379	351,207

	404,505	522,717	932,423	931,548

Net loss	(398,329)	(512,319)	(924,536)	(812,172)
Deficit, beginning of period	(24,322,697)	(22,516,837)	(23,796,490)	(22,216,984)

Deficit, end of period	$(24,721,026)	$(23,029,156)	$(24,721,026)	$(23,029,156)

				-
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	76,078,446

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six Months Ended June 30, 2008 and Year Ended December 31, 2007
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in		Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984) $	37,164	$(9,252,194)

Stock-based compensation
- product development	-	-	47,391	-	-	47,391
- interest	-	-	12,458	-	-	12,458
- selling, general, and administration	-	-	39,838	-	-	39,838

Write-off accumulated other income	-	-	-	-	(37,164)	(37,164)

Net loss	-	-	-	(1,579,506)	-	(1,579,506)

Balance, December 31, 2007	76,078,446	76,078	12,951,235	(23,796,490)	-	(10,769,177)

Stock-based compensation
- product development	-	-	129,467	-	-	129,467
- interest	-	-	104,534	-	-	104,534
- selling, general and administration	-	-	14,324	-	-	14,324

Net loss	-	-	-	(924,536)	-	(924,536)

Balance, June 30, 2008	76,078,446	$76,078	$13,199,560	$(24,721,026) $	-	$(11,445,388)

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Cash flows from operating activities:
Cash received from customers	$1,424	$30,377	$2,331	$137,508
Cash paid to suppliers and employees	(374,465)	(103,842)	(350,166)	(216,929)
Interest paid	(2,701)	(138)	(6,467)	(2,984)

Net cash used in operating activities	(291,742)	(73,603)	(354,302)	(82,405)

Cash flows from financing activities:
Bank indebtedness	-	(385)	-	-
Promissory notes payable	440,000	75,000	500,000	75,000
Repayment of promissory notes payable	(50,000)		(50,000)

Net cash provided by financing activities	390,000	74,615	450,000	75,000

Increase (decrease) in cash during the period	98,258	1,012	95,698	(7,405)
Cash, beginning of period	413	-	2,973	8,417

Cash, end of period	$98,671	$1,012	$98,671	$1,012

Non-cash financing activities:

Stock-based compensation
Interest	-	12,458	104,534	12,458
Selling, general and administration	-	87,229	143,791	87,229

	$-	$99,687	$248,325	$99,687

See accompanying notes to interim financial statements

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
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

In April 2008, the Company incorporated a wholly owned subsidiary in Canada. There were no activities in this subsidiary during the current period.

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
Six Months Ended June 30, 2008 and 2007
(Unaudited)

a) Stock-based compensation:

Prior to January 1, 2006, the Company applied APB Opinion No. 25 in accounting for its stock options issued to directors and employees. Effective January 1, 2006, the Company applies FASB No. 123R in accounting all its stock options issued.

b) Basic and diluted net loss per common share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted net loss per common share when the effect would be anti-dilutive.

Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128") replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures including a reconciliation of each numerator and denominator. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully-diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

3. Inventories

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to June 30, 2008 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of June 30, 2008, management had recorded a provision of $243,275 (December 31, 2007 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2007 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

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

During the six months ended June 30, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note is due for repayment on September 30, 2009 with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued (see note 5(b)).

During the six months ended June 30, 2008, a relative of a director repaid $50,000 to a loan holder and assumed the loan with the same terms at the rate of 1% per month repayable at demand without security.

During the six month period ended June 30, 2008, a promissory note repayable in Canadian dollars to a director decreased by $4,576 due to favorable exchange rate changes with the United States dollars.

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Interest payable to:
Relatives of directors	$1,082,445	$897,968
Companies controlled by directors	5,790	5,790
Directors	77,942	71,729
Non-related parties	1,102,997	966,976

	$2,269,174	$1,942,463

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$1,910,000	$1,910,000

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
the same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	345,000	295,000
	3,116,347	3,066,347
Promissory notes payable to directors:

Promissory note payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	148,243	152,819
	148,243	152,819
Promissory notes payable to unrelated parties:

Promissory notes payable, unsecured, bearing interest at 1% per month, with
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,136,500	2,186,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing, repayable on July 17,	270,912	270,912
2005, which did not occur; currently due on demand
	2,677,412	2,727,412
Total current promissory notes payable	5,942,002	5,946,578

Promissory note payable, unsecured, bearing interest at 1% per month, repayable on
September 30, 2009	450,000	-
	$6,392,002	$5,946,578

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

5. Capital stock a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payments”.

During the six months ended June 30, 2008, the Company granted 5,650,000 options. Of the total granted, 3,000,000 were granted with vesting conditions based on certain performance target. 1,800,000 options were granted and vested immediately in consideration of providing $450,000 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $104,534 of which $20,534 has been charged to interest expense and $84,000 has been classified as deferred interest expenses. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 of which $129,467 has been charged to product development costs and $14,324 to selling, general and administrative expense during the first quarter ended March 31, 2008. The weighted average per share fair value of these options issued in the period was $0.14. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 187%, risk-free interest rates of 2.76% and no assumed dividend rate. The Company did not apply any forfeiture rate in calculating stock based compensation expenses.

A summary of stock option activity is as follows:

	Six Months Ended June 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Lives	Intrinsic
	Shares	Price	Remaining	Value

Outstanding, beginning of period	118,196,463	$0.25	2.18	Nil
Granted	5,650,000	0.25		Nil
Expired	(2,510,000)	0.25		Nil

Outstanding, end of period	121,336,463	$0.25	1.86	Nil

Exercisable, end of period	93,811,463	$0.25	1.62	Nil

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.06 closing stock price of the Company’s common stock on the NASDAQ over the counter market on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2008, none of the stock options outstanding was in-the-money.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

5. Capital stock (continued)

On May 17, 2007, the Company agreed to offer the certain optionees holding a total of 110,540,463 stock options to extend the expiry dates of the pertinent stock option agreements to May 17, 2017 subject to formal acceptance by optionees returning executed stock option agreements and extension agreements to the Company on or before August 31, 2007. However, the Company has decided to delay this offer until a later date.

Unvested options at June 30, 2008 consist of 27,525,000 options which will vest based on achieving certain sales and performance targets, including 19,250,000 to three directors and 250,000 to a relative of a director of the Company. Of the total unvested options, 2,000,000 were granted in on February 15, 2000. Compensation cost related to the 25,525,000 unvested options granted between 2004 to 2008, which value is estimated to be $1,955,214 is recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

6. Contingency

Accounts payable and accrued liabilities as of June 30, 2008 includes $180,666 (December 31, 2007 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

7. Related party transactions

Related party transactions for the six months ended June 30, 2008 and 2007 included the following:

	2008	2007

Stock-based compensation
Directors and officers	$129,467	$-

Interest
Directors and officers	6,213	8,013
Relatives of directors	172,077	177,114

Compensation
Directors and officers	189,900	189,900
Relatives of directors	18,000	24,998
		-

	$515,657	$400,025

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of considerations established and agreed upon by the transacting parties.

ALR TECHNOLOGIES INC.
Notes to Interim Financial Statements
($ United States)
Six Months Ended June 30, 2008 and 2007
(Unaudited)

7. Related party transactions (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 5(b).

8. Reconciliation of net loss to net cash used in operating activities

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net loss for the period	$(398,329)	$(512,319)	$(924,536)	$(812,172)
Add items not affecting cash:
Depreciation	304	425	610	850
Foreign exchange on note payable	1,342	11,023	(4,576)	12,417
Stock-based compensation:
Product development	-	47,391	143,791	47,391
Interest	16,800	12,458	20,534	12,458
Selling, general and administration	-	39,838	-	39,838
Non-cash working capital items:
Receivable and advances	(30,775)	9,571	(31,607)	1,938
Inventories	1,023	(20,534)	(20,974)	(12,303)
Prepaid expenses	(2,200)	-	(2,300)	3,498
Accounts payable and accrued liabilities	120,093	338,544	464,756	623,680

	$(291,742)	$(73,603)	$(354,302)	$(82,405)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Except for the description of historical facts contained herein, the Form 10Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at June 30, 2008, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

     Sales revenue was $7,199 in the quarter ended June 30, 2008 as compared to $20,806 in the quarter ended June 30, 2007. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

     For the six months ended June 30, 2008, sales revenue was $8,938 as compared to $135,570 for the same six month period last year. The decrease in sales is mainly due to the Company's decision to phase out older generation of its products and concentrate its effort to develop ALRT500.

     Development costs were $46,522 for the quarter ended June 30, 2008 as compared with $98,903 for the quarter ended June 30, 2007. Development costs incurred during the first quarter of 2008 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

     For the six months ended June 30, 2008, development costs were $237,336 as compared to $153,089 for the same six month period last year. Development costs incurred during the six months of 2008 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the six months ended June 30, 2008 and 2007 include $143,791 and $47,391, respectively, of non-cash compensation costs related to options issued for services in the period.

     Interest expense was $185,316 for the quarter ended June 30, 2008 as compared with $181,571 for the quarter ended June 30, 2007. The amount for the current quarter included $16,800 relating to options issued in exchange for $450,000 loan received during the period from March to June 2008, which loan is due for repayment on September 30, 2009.

     For the six months ended June 30, 2008, interest expense was $353,712 as compared to $348,051 for the same six month period last year. The amount for the current period included $20,534 relating to options issued in exchange for $450,000 loan received during the period from March to June 2008, which loan is due for repayment on September 30, 2009. The Company continues to rely on debt financing and extensions on debt obligations.

     Professional fees were $21,510 for the quarter ended June 30, 2008 as compared with $22,705 for the quarter ended June 30, 2007. Fees were slightly lower primarily due to lesser accounting and audit services obtained in the period.

     For the six months ended June 30, 2008, professional fees were $35,790 as compared to $39,208 for the same six month period last year. Fees were lower primarily due to lesser accounting and audit services obtained in the period.

     The selling, general and administrative expenses were $135,670 for the quarter ended June 30, 2008 as compared to $191,736 for the quarter ended June 30, 2007. The decrease relates primarily to lower investor relations activities during the current period.

     For the six months ended June 30, 2008, selling, general and administrative expenses were $283,379 as compared to $351,207 for the same six month period last year. The decrease relates primarily to lower investor relations activities during the current period.

     Net loss of $398,329 for the quarter ended June 30, 2008 decreased from a loss of $512,319 for the same quarter in 2007 mainly due to decrease in product development and selling, general and administration expenses. The largest component of this decrease was the selling, general and administration expenses.

     For the six months ended June 30, 2008, net loss was $924,536 as compared to $812,172 for the same six month period last year. The largest component of this increase was the non-cash interest and compensation costs related to options issued for product development and loan.

Liquidity and Capital Resources

Cash Balances and Working Capital

     As of June 30, 2008, the Company's cash balance was $98,671 compared to $2,973 as of December 31, 2007. As of June 30 2008, the Company had a working capital deficiency of $11,083,258 as compared to a working capital deficiency of $10,773,657 as of December 31, 2007.

Short and Long Term Liquidity

     As of June 30, 2008, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

     All of the Company's debt financing is either due on demand or has a maturity date of less than one year, with the exception of one non-related party debt which is due greater than one year. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Provided by (Used in) Operating Activities

     Cash used by the Company in operating activities during the quarter was $291,742 in comparison with $73,603 during the same quarter last year. The increase was mainly due to lower cash received from the customers and increased payments to suppliers during the current quarter.

     For the six months ended June 30, 2008, cash used in operating activities was $354,302 in comparison with $82,405 for the same six month period in 2007. The increase was mainly due to lower cash received from the customers during the current period and increased payments to suppliers.

Cash Proceeds from Financing Activities

     During the quarter ended June 30, 2008, the Company received $390,000 loan from a non-related party plus $50,000 from a relative of a director as compared to $75,000 in the six-month period of 2007 from a relative of a director. The Company repaid $50,000 during the quarter.

     During the six months ended June 30, 2008, the Company received $450,000 loan from a non-related party plus $50,000 from a relative of a director as compared to $75,000 in the six-month period of 2007 from a relative of a director. The Company repaid $50,000 during the period.

Off Balance Sheet Arrangements.

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.  EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2008.

ALR TECHNOLOGIES INC.
(Registrant)

BY: SIDNEY CHAN
Sidney Chan
President, Principal Executive Officer,
Principal Accounting Officer, Principal
Financial Officer, Secretary/Treasurer and a
member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No.	Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of	10-SB	12/10/99	3.3
	Incorporation, dated October 22, 1998.
3.4	Articles of Amendment to the Articles of	10-SB	12/10/99	3.4
	Incorporation, dated December 7, 1998.
3.5	Articles of Amendment to the Articles of	8-K	1/20/05	3.1
	Incorporation, dated January 6, 2005.
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da	8-K	8/14/00	10.2
	Silva.
10.3	Project Agreement with Tandy Electronics (Far	10-KSB	4/17/01	10.1
	East) Ltd.
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
21.1	List of Company’s Subsidiary.	10-QSB	5/15/08	21.1
31.1	Certification of Principal Executive and Principal				X
	Financial Officer pursuant Section 202 of the
	Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief				X
	Financial Officer pursuant Section 906 of the
	Sarbanes-Oxley Act of 2002.
99.1	Distribution Agreement between Mo Betta Corp.	10-SB	12/10/99	99.1
	and ALR.
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd.,	8-K	2/02/00	99.1
	745797 Alberta Ltd., Lorne Drever, Debbie
	MacNutt, Dean Drever, Sandra Ross and Sidney
	Chan.
99.1	Agreement to Provide Services with Horizon	10-KSB	4/17/01	99.1
	Marketing & Research, Inc.
99.11	Agreement to Provide Services with Dr. Jaroslav	10-KSB	4/17/01	99.11
	Tichy.
99.12	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.12
	Financial Limited regarding Christine Kan.
99.13	Agreement to Provide Services with Knight’s	10-KSB	4/17/01	99.13
	Financial Limited regarding Sidney Chan.
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth	10-KSB	4/17/01	99.15
	Berkholtz.
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF	10-KSB	4/15/02	99.18
	Management Resource Associates, LLC.
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2