Form 10-Q
period 2008-09-30
ALR TECHNOLOGIES INC
filed 2008-11-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

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

(678) 881-0002
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,078,446 as of November 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
($ United States)

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$22,670	$2,973
Accounts receivable, net of allowance of $5,863	2,248	4,221
(December 31, 2007 - $2,530)
Inventories, net of reserves (note 3)	20,303	78,922
Prepaid expenses and deposits (note 4)	40,128	-
	85,349	86,116
Equipment, net of accumulated depreciation	3,564	4,480
Deferred interest expenses (note 5)	67,200	-

	$156,113	$90,596

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,045,141	$1,119,545
Payroll payable	17,497	18,458
Interest payable (note 5 and 8)	2,444,210	1,942,463
Advances payable (note 8)	2,160,249	1,832,729
Promissory notes payable (notes 5 and 8)	6,404,225	5,946,578
	12,071,322	10,859,773

Commitments and contingency (notes 5 and 7)

Shareholders' deficiency
Capital stock (note 6)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2007 - 76,078,446)	76,078	76,078
Additional paid-in capital	13,208,446	12,951,235
Accumulated deficit	(25,199,733)	(23,796,490)
	(11,915,209)	(10,769,177)

	$156,113	$90,596

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Loss and Deficit
($ United States)
(Unaudited)

	Three Months Ended		Nine Months Ended
		September 30		September 30
	2008	2007	2008	2007

Revenue
Sales	$1,988	$1,526	$10,926	$137,096
Cost of sales	90	589	1,141	16,783

	1,898	937	9,785	120,313

Expenses
Depreciation	306	425	916	1,275
Development costs	46,500	21,568	283,836	174,657
Foreign exchange (gain) loss	(6,805)	16,199	(11,782)	35,951
Interest	203,992	169,852	557,704	517,903
Professional fees	16,522	15,020	52,312	54,228
Rent	14,172	11,071	40,745	30,462
Selling, general and administration	205,918	144,649	489,297	495,856

	480,605	378,784	1,413,028	1,310,332
Net loss	(478,707)	(377,847)	(1,403,243)	(1,190,019)

Accumulated deficit, beginning of period	(24,721,026)	(23,029,156)	(23,796,490)	(22,216,984)

Accumulated deficit, end of period	$(25,199,733)	$(23,407,003)	$(25,199,733)	$(23,407,003)

Loss per share, basic and diluted	$(0.01)	$-	$(0.02)	$(0.02)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	76,078,446

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Nine Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in	Accumulated	Comprehensive	Shareholders'
	of Shares	Amount	Capital	Deficit	Income	Deficiency

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984)	$37,164	$(9,252,194)

Stock-based compensation			99,687			99,687

Write-off accumulated other
comprehensive income	-	-	-	-	(37,164)	(37,164)

Net loss	-	-	-	(1,579,506)	-	(1,579,506)

Balance, December 31, 2007	76,078,446	76,078	12,951,235	(23,796,490)	-	(10,769,177)

Stock-based compensation			257,511			257,511

Net loss	-	-	-	(1,403,243)	-	(1,403,243)

Balance, September 30, 2008	76,078,446	$76,078	$13,208,446	$(25,199,733)	$-	$(11,915,209)

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited )

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Cash flows from operating activities:
Cash received from customers	$10,568	$3,068	$12,899	$140,576
Cash paid to suppliers and employees	(101,299)	(2,361)	(451,465)	(219,290)
Interest paid	(3,270)	(151)	(9,737)	(3,135)

Net cash provided by (used in) operating
activities	(94,001)	556	(448,303)	(81,849)

Cash flows from financing activities:
Promissory notes payable	18,000	-	518,000	75,000
Repayment of promissory notes payable	-	-	(50,000)	-

Net cash provided by financing activities	18,000	-	468,000	75,000

Increase (decrease) in cash during the period	(76,001)	556	19,697	(6,849)
Cash, beginning of period	98,671	1,012	2,973	8,417

Cash, end of period	$22,670	$1,568	$22,670	$1,568

Non-cash operating activities:

Stock-based compensation
Interest	$25,686	$-	$46,220	$12,458
Product development	-	-	143,791	47,391
Selling, general and administration	-	-	-	39,838

	$25,686	$-	$190,011	$99,687

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
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

In April 2008, the Company incorporated a wholly owned subsidiary in Canada and its activities have been included in the Company’s consolidated financial statements.

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
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

c) Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada). All significant inter-company balances and transactions have been eliminated.

3. Inventories

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to September 30, 2008 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of September 30, 2008, management had recorded a provision of $243,275 (December 31, 2007 - $243,275) in respect of its Med Reminder inventory. Further information on this provision is included in the notes to the Company's December 31, 2007 financial statements.

The alternate use of this inventory is limited and, accordingly, if management is not successful in its plans, further write-downs to its investment in inventories may be required in the near term. The outcome of this matter cannot be predicted at this time.

4. Prepaid expenses and deposits

The Company's prepaid expenses includes $38,000 prepaid commission expenses.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

5. Promissory notes payable

During the year ended December 31, 2007, the Company received a total of $75,000 from a non-related party in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is unsecured. As further consideration, 300,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 31, 2017 were issued.

During the nine months ended September 30, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note is due for repayment on September 30, 2009 with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation arising from this stock option has been estimated to be $104,534 and amortized as interest expenses over the loan period. As of September 30, 2008, the unamortized interest was $67,200.

During the nine months ended September 30, 2008, a relative of a director repaid $68,000 to a loan holder and assumed the loan with the same terms at the rate of 1% per month repayable at demand without security. As further consideration, 272,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until September 29, 2013 were issued.

During the nine month period ended September 30, 2008, a promissory note repayable in Canadian dollars to a director decreased by $10,352 due to favorable exchange rate changes with the United States dollars.

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Interest payable to:
Relatives of directors	$1,169,509	$897,968
Companies controlled by directors	5,790	5,790
Directors	78,572	71,729
Non-related parties	1,190,339	966,976

	$2,444,210	$1,942,463

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$1,978,000	$1,910,000

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
The same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	3,134,347	3,066,347
Promissory notes payable to directors:

Promissory note payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	142,466	152,819
	142,466	152,819
Promissory notes payable to unrelated parties:

Promissory notes payable, unsecured, bearing interest at 1% per month, with
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,136,500	2,186,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing, repayable on July 17,	270,912	270,912
2005, which did not occur; currently due on demand

Promissory note payable, unsecured, bearing interest at 1% per month, repayable on
September 30, 2009	450,000	-
	3,127,412	2,727,412

Total current promissory notes payable	$6,404,225	$5,946,578

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

6. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payments”.

During the nine months ended September 30, 2008, the Company granted 5,922,000 options. Of the total granted, 3,000,000 were granted with vesting conditions based on certain performance target. 2,072,000 options were granted and vested immediately in consideration of providing $518,000 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $113,420 of which $46,220 has been charged to interest expense and $67,200 has been classified as deferred interest expenses. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 and has been charged to product development costs. The weighted average per share fair value of these options issued in the period was $0.13. The fair value of the options was determined using the Black Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 188%, risk-free interest rates of 2.76% and no assumed dividend rate. The Company apply Nil forfeiture rate in calculating stock based compensation expenses.

A summary of stock option activity is as follows:

	Nine Months Ended September 30, 2008
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Lives	Intrinsic
	Shares	Price	Remaining	Value

Outstanding, beginning of period	118,196,463	$0.25	2.18	Nil
Granted	5,922,000	0.25		Nil
Expired	(2,510,000)	0.25		Nil

Outstanding, end of period	121,608,463	$0.25	1.61	Nil

Exercisable, end of period	94,083,463	$0.25	1.62	Nil

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.04 closing stock price of the Company’s common stock on the NASDAQ over the counter market on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2008, none of the stock options outstanding was in-the-money.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

6. Capital stock (continued)

On May 17, 2007, the Company agreed to offer the certain optionees holding a total of 110,540,463 stock options to extend the expiry dates of the pertinent stock option agreements to May 17, 2017 subject to formal acceptance by optionees returning executed stock option agreements and extension agreements to the Company on or before August 31, 2007. However, the Company has decided to delay this offer until a later date when the Company has more financial resources.

Unvested options at September 30, 2008 consist of 27,525,000 options which will vest based on achieving certain sales and performance targets, including 19,250,000 to three directors and 250,000 to a relative of a director of the Company. Of the total unvested options, 2,000,000 were granted on February 15, 2000. Compensation cost related to the 25,525,000 unvested options granted between 2004 to 2008, which value is estimated to be $1,955,214 will be recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

7. Contingency

Accounts payable and accrued liabilities as of September 30, 2008 includes $180,666 (December 31, 2007 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

8. Related party transactions

Related party transactions for the nine months ended September 30, 2008 and 2007 included the following:

	2008	2007

Product development costs
Directors and officers	$45,000	$45,000
Relatives of directors	-	6,998

Stock-based compensation in product development
Directors and officers	129,467	-
Relative of a director	-	12,450

Interest expense
Directors and officers	10,550	18,370
Relatives of directors	259,140	266,958
Company controlled by a director	-	4,818

Stock-based compensation in interest expense
Relatives of directors	8,886	-

Compensation
Directors and officers	239,850	239,850
Relatives of directors	27,000	27,000

	$719,893	$621,444

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

8. Related party transactions (continued)

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of considerations established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 6(b).

9. Reconciliation of net loss to net cash used in operating activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net loss for the period	$(478,707)	$(377,847)	$(1,403,243)	$(1,190,019)
Add items not affecting cash:
Depreciation	306	425	916	1,275
Foreign exchange on note payable	(5,777)	9,564	(10,353)	21,981
Stock-based compensation:
Product development	-	-	143,791	47,391
Interest	25,686	-	46,220	12,458
Selling, general and administration	-	-	-	39,838
Non-cash working capital items:
Receivable and advances	33,580	1,542	1,973	3,480
Inventories	79,593	(3,353)	58,619	(15,656)
Prepaid expenses	(37,828)	-	(40,128)	3,498
Accounts payable and accrued liabilities	289,146	395,822	753,902	1,019,502
Customer deposit	-	(25,597)	-	(25,597)

	$(94,001)	$556	$(448,303)	$(81,849)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting polices that are most critical to our financial condition and results of operations and involve management's judgment and/or evaluation of inherent uncertain factors are as follows:

     Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2008, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

     Prepaid expenses and deposits. Prepaid expenses and deposits primarily consists of prepaid commission expenses for market development purposes.

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

     Stock-Based Compensation. The Company follows the provisions of SFAS 123(R), “Share-Based Payment”. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of our shares using daily price observations over an observation period of five years. The risk-free rate is based on the U.S. treasury rate in effect at the time of grant for periods similar to the expected option life. Due to the Company’s history with respect to forfeitures of incentive stock options, the estimate of expired or cancelled options included in the above option valuation was zero.

     Valuation of Long-lived Assets The Company assesses the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in the operating strategy can significantly reduce the estimated useful life of such assets.

Results of Operations

     Management is focusing the majority of its efforts on introducing and marketing the HealthEConnect health management platform and its diabetes management system to the healthcare industry. A health services company based in Georgia has been signed on and has successfully gained customer commitments to implement the HealthEConnect diabetes management system. Corporations that are self-insured are being targeted due to the potential benefits they can achieve with the ALRT HealthEConnect and CHC system. Expected results are better health outcome with their employees and dependents along with lower cost of care for these targeted individuals with diabetes.

     The Company is first targeting customers located in United States and in Canada. Pilot programs have been established in each and with pilot outcome results now becoming available, extensive selling activities are being planned for 4th Quarter 2008.

     Sales revenue was $1,988 in the quarter ended September 30, 2008 as compared to $1,526 in the quarter ended September 30, 2007. The increase in sales was $462 due to seasonal fluctuation.

     For the nine months ended September 30, 2008, sales revenue was $10,926 as compared to $137,096 for the same nine month period last year. The decrease in sales was mainly due to the Company's fine-tuning of the HealthEConnect healthcare management software platform and the need for detailed coordination of software protocols from the various diagnostic equipment such as glucometers necessary for remote monitoring through the ALRT HealthEConnect. The Company has also waited for pilot program results prior to rollout of extensive sales activities.

     Development costs were $46,500 for the quarter ended September 30, 2008 as compared with $21,568 for the quarter ended September 30, 2007. Development costs incurred during the third quarter of 2008 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

     For the nine months ended September 30, 2008, development costs were $283,836 as compared to $174,657 for the same nine month period last year. Development costs incurred during the nine months of 2008 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS). Development costs for the nine months ended September 30, 2008 and 2007 include $143,791 and $87,229, respectively, of stock-based compensation recognized in the period.

     Interest expense was $203,992 for the quarter ended September 30, 2008 as compared with $169,852 for the quarter ended September 30, 2007. The amount for the current quarter included $8,886 relating to options issued in exchange for $68,000 loan received during the period from May to September 2008, which loan was without terms of repayment.

     For the nine months ended September 30, 2008, interest expense was $557,704 as compared to $517,903 for the same nine month period last year. The amount for the current period included $113,420 relating to options issued in exchange for $518,000 loan received during the period from March to September 2008, which loan $450,000 was due for repayment on September 30, 2009 and the balance was without terms of repayment. The Company continues to rely on debt financing and extensions on debt obligations.

     Professional fees were $16,522 for the quarter ended September 30, 2008 as compared with $15,020 for the quarter ended September 30, 2007. Fees were slightly higher due to accounting and audit services obtained in the quarter.

     For the nine months ended September 30, 2008, professional fees were $52,312 as compared to $54,228 for the same nine month period last year. Fees were lower primarily due to lesser accounting and audit services obtained in the period.

     The selling, general and administrative expenses were $205,918 for the quarter ended September 30, 2008 as compared to $144,649 for the quarter ended September 30, 2007. The increase relates primarily to sample costs incurred during the current quarter.

     For the nine months ended September 30, 2008, selling, general and administrative expenses were $489,297 as compared to $495,856 for the same nine month period last year. The decrease relates primarily to lower investor relations activities during the current period.

     Net loss of $478,707 for the quarter ended September 30, 2008 increased from a loss of $377,847 for the same quarter in 2007 mainly due to increase in interest, product development costs, and selling, general and administration expenses. The largest component of this decrease was the selling, general and administration expenses.

     For the nine months ended September 30, 2008, net loss was $1,403,243 as compared to $1,190,019 for the same nine month period last year. The largest component of this increase was the stock-based compensation relating to product development and loan activities.

Liquidity and Capital Resources

Cash Balances and Working Capital

     As of September 30, 2008, the Company's cash balance was $22,670 compared to $2,973 as of December 31, 2007. As of September 30 2008, the Company had a working capital deficiency of $11,985,973 as compared to a working capital deficiency of $10,773,657 as of December 31, 2007.

Short and Long Term Liquidity

     As of September 30, 2008, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Provided by (Used in) Operating Activities

     Cash used by the Company in operating activities during the quarter was $94,001 in comparison with $556 generated during the same quarter last year. The increase was mainly due to increased payments to suppliers during the current quarter.

     For the nine months ended September 30, 2008, cash used in operating activities was $448,303 in comparison with $81,849 for the same nine month period in 2007. The increase was mainly due to lower cash received from the customers during the current period and increased payments to suppliers.

Cash Proceeds from Financing Activities

     During the quarter ended September 30, 2008, the Company received $18,000 loan from a relative of a director as compared to $Nil in the nine-month period of 2007.

     During the nine months ended September 30, 2008, the Company received a total of $518,000 loan from a non-related party plus $68,000 from a relative of a director as compared to $75,000 in the nine-month period of 2007 from a relative of a director. The Company repaid $50,000 loan to a non-related party during the period.

Off Balance Sheet Arrangement

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., including the Company’s consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

Changes in Internal Controls over Financial Reporting

     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2008.

ALR TECHNOLOGIES INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan
         President, Principal Executive Officer,
         Principal Accounting Officer, Principal
         Financial Officer, Secretary/Treasurer and a
         member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.