Form 10-K
period 2008-12-31
ALR TECHNOLOGIES INC
filed 2009-03-31
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0225807
(State of Incorporation)	(I.R.S. Employer Identification No.)
3350, Riverwood Parkway.
Suite 1900
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

(678) 881-0002
(Registrant’s telephone number, including area code)

None	None
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes[ ]	No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]	No [X]

As of March 19, 2009, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $4,564,707 (computed by reference to the closing sales price of the Registrant’s common stock as of March 19, 2009). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.001 par value per share, outstanding as of March 19, 2009: 76,078,446

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

     On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Products

     The Company has developed a compliance and healthcare progress monitoring system and a line of medication compliance reminder devices that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary for non-compliant patients.  The primary target market is the healthcare professional to provide a comprehensive patient compliance system for their patients with chronic disease or at risk for developing chronic disease.  Also targeted are self-insured corporations to provide the compliance monitoring to their employees with chronic conditions. Secondary markets exist for vision care and contact lens replacement reminders, reminders for vitamins, nutrition and weight management programs and reminders for medications for companion animals.

     The primary business development focus for the Company is its proprietary ALRT Health-E-Connect System™ health management compliance monitoring system that contains several independent features that can be combined or used independently depending on the specific need for a disease population group.

     The comprehensive system, the ALRT Health-E-Connect System™  allows health care professionals to program compliance reminders for patients with chronic conditions such as diabetes, COPD and other disease states.  The compliance reminders can be in the form of text alerts on the Constant Health Companion™ compliance reminder product or via text messages on the patients cell phone or email alerts.  The health professional can also monitor the patient’s compliance with medications, treatments or with the use of diagnostic readings from the glucometers and other equipment. The ALRT Health-E-Connect SystemTM, the unique software system that provides communications links and remote monitoring for health professionals or caregivers to utilize, also allows for services from physicians that health insurance payers reimbursement the physicians for.

Constant Health CompanionTM (CHC)

     The Company has developed the CHC with the intent of adding to our reminder system a feature for giving specific instructions.  Thus, the actions/medications that need to be taken at a specific time will be displayed on the LCD screen.  With the enhancements allowing for the remote monitoring of compliance data and diagnostic data now complete the full commercial introduction will be first quarter of 2008. This model is PC programmable and contains a LCD display. Additional memory will allow the Reminder to store the list medications used by the patient and an emergency contact list. The product users can also be subscribed to the home monitoring system that allows registered recipients to monitor compliance.  The product saves a compliance profile of the patient for up to 12 months.

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

     The monitoring capabilities with the CHC have been in pilot testing for more than two years and commercial introduction will commence in the second quarter of to coincide with the introduction of the CHC. In addition to the reminder capability of the CHC, this system will provide the additional feature of allowing for the remote monitoring of reminder acknowledgments. This feature will enable a treatment center or other caregiver to intervene if it is deemed that the patient is not taking their medications as prescribed. The Home Monitoring System will also allow a treatment center and other health care professionals to remotely change a patient’s reminder timing and/or the actions/doses/medications to take at the time of each reminder. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as heart disease patients, organ transplant recipients, cancer patients, severe diabetics, HIV patients and patients with other chronic diseases.  Busy lifestyle and complex medications or disease management regimen contribute greatly to a person’s non-compliance.  Benefits include the following:

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

ALALRT Health-E-Connect SystemTM for Diabetes Monitoring

     The ALRT Health-E-Connect SystemTM for diabetes monitoring is designed to complement the Company’s Constant Health CompanionTM (CHC) patient compliance system.  The System is a communications software platform that will enable health professionals to remotely monitor the health progress specifically relating to diabetic patients. This will facilitate more effective and timely communication of care to these patients.

     Diabetes is a leading cause of death, serious illness and disability across North America.  In the United States, it is estimated that 21 million people have diabetes and an additional 54 million Americans have pre-diabetes.  The Canadian Diabetes Association estimates that currently over 2 million Canadians have diabetes and this number is expected to rise to 3 million by the end of the decade. Medical costs due to diabetes and its complications are enormous. In the United States, such costs are estimated to be over $130 billion a year and in Canada, healthcare costs associated with diabetes is $13.2 billion annually.

     Diabetes is a lifelong chronic disease with no cure.  However, diabetics can take steps to control their disease and reduce the risk of developing the associated serious complications thereby controlling healthcare costs.  The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that “Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”  The Company’s ALRT Health-E-Connect SystemTM for diabetes monitoring provides an affordable and easy to use communication network as recommended by the Committee.

     The Company’s ALRT Health-E-Connect SystemTM adapted to the Canadian market will also be available. ERS Endocrine Research Inc. (“ERS”) Vancouver, Canada has conducted a pilot project and is now starting a clinical trial.  The system allows upload of data directly from glucometers for review remotely by health professionals and caregivers.

ALRT Health-E-Connect SystemTM for Respiratory Health Management

     The Company has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from COPD and have to take nebulized medications daily. The system consists of the CHC connected to nebulizer models that include the connectivity and a transmission modem. The Company has patents pending for this system. Primary benefits and features of this system include:

-	Monitors use of a nebulizer
	-	Time of day used
	-	Duration of use
	-	Displays to the user the amount of time the nebulizer is in use
-	Gives alerts when patient misses a treatment
-	Makes compliance data available
-	Allows for timely intervention when needed
-	Connects to many types of nebulizer compressors
-	Reminds with audio beeping sound and displays actions to take on LCD screen
-	Data can be transmitted with the touch of a button
-	Allows patients and caregivers to monitor treatments, alerts for missed medications or not enough time using the nebulizer
-	Data available daily, weekly, monthly or quarterly
-	Language selection; English, French, Spanish
-	Digital clock
-	12-Month Warranty
-	Low battery indicator; replaceable batteries included

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

     The Company believes that its products for setting timely healthcare compliance reminders/alerts will improve patient-compliance with doctor’s orders for taking medications and other treatments.  Greater compliance with medication and treatment regimens is likely to enhance the patient’s ability to realize the full benefits.  If people do not receive the intended benefit of their medications and health management regimens, their condition may fail to improve.  Additional complications may develop and compromise the patient’s health further.  This may lead to substantially increased costs of healthcare in general.  Industry data indicate that 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars spent annually in excessive and preventable healthcare costs.  Reminding a person to take an action is the first step in our system; monitoring their actions and their data is the second and intervention when needed is the important follow-up.

     The Company’s comprehensive ALRT Health-E-Connect SystemTM is the only one currently available that combines portability, compliance reminders, compliance monitoring and communications network for health professionals.

Reimbursement for Health Professionals

     The ALRT Health-E-Connect SystemTM allows for services to be provided by physicians that are reimbursed by health insurance companies. The reimbursement is a breakthrough as physicians will now be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing our ALRT Health-E-Connect SystemTM and CHC system for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients health benefit plan as well as to health plan payers due to the significant ROI they can achieve by keeping employees/plan members with conditions such as diabetes healthy.  To reach these market targets we are utilizing independent sales consultants who have relationships with the target organizations as well as developing partnerships with health care service companies.

The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

Our initial target market consists of patients with diabetes and also those with COPD (chronic obstructive pulmonary disease).  People with conditions such as cystic fibrosis, transplant patients, congestive heart failure, coronary artery disease, and cancer can benefit from our system. The CHC System helps patients remember when and how to take their medication and execute therapy tasks. Another large market consists of healthcare provider employees such as case-managers, nurses, and other caregivers. The CHC System reports compliance data to caregivers, allowing them to assist their patients in following the proper medication and therapy schedules. Finally, a current market exists for the managers of caregivers. The CHC System helps the managers assess their caregivers’ effectiveness in overseeing their patients.

     The Company is focusing its marketing efforts on the ALRT Health-E-Connect SystemTM and CHC System. Currently, the Company provides the only tool in the market that comprehensively addresses the problem of medication non-compliance from a multi-lateral front.  The Company’s CHC System reminds patients of their medication regimens and therapies, provides caregivers the ability to track the patient compliance, thereby allowing timely intervention, and provides information to the managers to assess the caregivers effectiveness.

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

     The ALRT Health-E-Connect SystemTM  is low-cost, power-efficient, and the only comprehensive system on the market that addresses the growing issue of medication non-compliance with portability and low cost as well as the monitoring capability. Our System fills a critical gap in the healthcare system by providing continuous oversight of patients.  The Company believes that by addressing the issue of non-compliance, the Company will help patients live longer, healthier lives while also decreasing healthcare costs.  The comprehensive compliance data provided to caregivers will assist them in improving their patients healthcare practices and enhance their own operating efficiency.

The Company has limited financial resources to mount an effective marketing program for all of our products, but the Company is in process of developing partnerships with two health care service companies who each will utilize their medical dealer networks to gain usage of our system.

The Company does not have significant international operations at this time but one of the partnerships the Company is in negotiations with has significant international market share.  The Company’s products are manufactured by contract manufacturers in China. The Company plans to market internationally in the future after the Company establishes its products adequately in the United States.

Selling Activities

  The Company is in negotiations with two health services companies that both have extensive medical dealer networks and one also has significant international operations and market share.

     The Company has also commissioned agents who call on the medical industry and self insured corporations.

Manufacturers

     New Challenge Ltd. (NC) is ALRT’s main and only manufacturer for the CHC units. Hortek Technology Limited is ALRT’s main and only manufacturer of the CHC modem and CHC hub. New Challenge Ltd. and Hortek Technology Limited do not have exclusive manufacturing arrangements with ALRT. The Company is free to increase the number of suppliers. The contract manufacturers do not have access to the proprietary firmware code embedded in the CHC unit and the CHC modem. The modem is FCC approved.

Patents and Trademarks

         The Company has the following patent applications pending:

- A provisional patent application entitled Medical Reminder Device and Patient Case. Management was filed on July 23, 2007. Serial number 60/961,452

-       A Non-provisional Patent Application claiming the benefit of Provisional Patent.  Application 60/652,237 was filed on February 10, 2006. Title is Medical Reminder.  Device suited for use with Nebulizers.

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

Competition

     The Company competes with other corporations that produce medication compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than we do, but none currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our system does.

     A few companies currently offer compliance monitoring systems but as much higher price points and with fewer benefits than our system.   Patient compliance with medications is also being addressed with methods such as information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems, pagers as well as electronic remote diagnostic monitoring systems.  None of these offer comprehensive compliance reminders, monitoring and messaging. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. The Company does not see any competition though in the near future against the Company’s nebulizer monitoring system. The Company’s home monitoring systems will also be priced significantly below the competitive products now offered.  The portability of the ALR system will also set it apart from competition.

Employees

     The Company presently contracted nine persons and they are paid as consultants, two of whom are officers of the Company. The Company intends to hire additional employees and consultants on an as-needed basis.

ITEM 1A.     RISK FACTORS.

     Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has a limited history of operations. The management of the Company and the growth of the Company’s business rely on certain key individuals who may not be easily replaced if they should leave the Company.

     Market Acceptance. The Company’s success and growth will depend upon the Company’s ability to market its existing products. The Company’s success may depend in part upon the market’s acceptance of, and the Company’s ability to deliver and support its products. See “Business - Products.”

     Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to repay $12,445,689 of accounts payable and accrued liabilities and promissory notes payable outstanding as at December 31, 2008. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2009. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors’ Report on the Company’s consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph that states that the Company has suffered recurring losses, negative cash flow from operations and has a net working capital deficiency at December 31, 2008, factors which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.     LEGAL PROCEEDINGS.

    Three debt holders of the Company have taken legal action against the Company for loan and interest that were past due which amounts outstanding as of December 31, 2008 were $876,949, $1,002,536 and $42,000 respectively.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to the Shareholders during the year ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS.

     The Company’s Common Stock was quoted on the Bulletin Board operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” Summary trading by quarter for the 2008 and 2007 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2008
Fourth quarter	0.080	0.021
Third Quarter	0.100	0.040
Second Quarter	0.130	0.060
First Quarter	0.200	0.060

2007
Fourth Quarter	0.250	0.141
Third Quarter	0.195	0.140
Second Quarter	0.190	0.040
First Quarter	0.120	0.040

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 2008, there were 76,078,446 common shares of the Company issued and outstanding.

     At December 31, 2008, there were three holders of record holding 28,712,858 common shares, including common shares held by brokerage clearing houses, depositories or otherwise, in unregistered form. The beneficial owners of such shares are not known by the Company.

     No cash dividends has been declared by the Company nor is any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for working capital.

     There are no securities authorized for issuance under any equity compensation plans.

Securities Authorized From Issuance Under Equity Compensation Plans

     The Company does not have any equity compensation plans and accordingly the Company has no securities authorized for issuance thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

  We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

     The Company’s business is focused on enhancement of disease and healthcare management programs through improved medication adherence through our patient reminder products, monitoring of medication compliance, and intervention systems when lack of compliance puts the patient at risk. The Company’s primary business markets are the providers of health insurance and the providers of disease and case management services, including the home care industry. Health and disease management and home care cannot achieve desired results unless the targeted individuals are compliant with their medications and unless there is timely intervention when they are not compliant and deemed at risk.

     The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved healthcare results. These market segments are the health insurance providers the medical clinics and physicians who provide the care for people with chronic disease.  Our focus is currently on medical clinics as well as the self insured corporations and their provider partners with the diabetics and those with respiratory disease being the initial targets. The health insurance provider industry has the potential of reducing costs substantially through successful patient compliance programs. Industry data reports indicate that over $300 billion annually in health care costs are due to people not taking medications as directed.

     The disease management compliance and home health monitoring markets that our products and services address are in the early stages of development. This situation provides significant upside potential due to it being new market with cost savings benefits to be achieved by the groups we are targeting.  Many in the US and around the world can benefit from such systems and products.  Substantial savings could be realized by the industry and once a segment of the industry adopts comprehensive health management compliance then growth could develop rapidly.  The attention being given to rising healthcare costs and the aging of the US population with “baby boomers” now approaching retirement age is fueling attention to this opportunity, as well as the growing prevalence of diabetes.

Revenue

     Revenues for the year ended December 31, 2008 decreased by $181,948 to $12,848 in 2008 from $194,796 for 2007. The Company has been devoting its efforts for the past two years to developing the Constant Health Companion (CHC) patient compliance system and more specifically for this past year, 2008, to developing a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals. A considerable amount of focus was also placed on completion of the ALRT Diabetes Health Management System. The market needs dictated the Company’s development efforts and as such the Company did not initiate selling efforts of the CHC system which the Company expect will generate substantial sales revenue. The Company’s focus on the CHC also resulted in no active selling efforts of the Company’s other compliance reminder products but the Company did receive reorders for these products from existing customers.

Product Development

     With the completions of the diabetes and respiratory monitoring system and commercial launch in planning with the two companies we are in negotiations with, the Company expects to add additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure, peak flow, weight, A1c and more are in development with completion expected later in 2009 or 2010.

     The Company has filed patents to cover its compliance monitoring systems that work specifically with nebulizers and patent applications are also being prepared to cover other elements of our comprehensive HealthEConnect system. The Company has been granted patents that cover the primary ease-of-use feature and one button programming. One-button programming is an important element in many of our Compliance Reminder products.

Operating Capital

     The Company’s revenue from sales is not at a level to pay for operating costs and as such the management have volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. Although cash flow from sales of products and services are expected to improve through 2009, there is no certainty of this, and if sales do continue to increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

Management Compensation

     Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company’s survival. In return, the Company’s directors have rewarded the participating personnel with stock options.

Operating Issues

     The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2008 have not been sufficient for the Company to realize its investment in its inventories. Management plans to recover its investment through sales of Constant Health Companion and the ALRT Diabetes Health Management System.

     If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders.

Results of Operations

December 31, 2008 compared to December 31, 2007

     Sales for the year ended December 31, 2008 were $12,848 and cost of goods sold was $1,199 as compared to $194,796 and $25,558 respectively for the year ended December 31, 2007. Sales were down in fiscal 2008 as a result of the decision to de-emphasize sales and marketing activities of focus resources on development of the Constant Health Companion (CHC) and development of business network of pilot programs.

     Product development costs were $414,546 for the year ended December 31, 2008 versus $270,966 for the year ended December 31, 2007. Product development costs include $228,001 (December 31, 2007 - $47,391) for a non-cash amount related to the value of stock options committed to be issued for services in the year. This increase relates primarily to the development of the ALRT Health-E-Connect SystemTM reaching the final stage.

     Interest expense was $773,363 for the year ended December 31, 2008 as compared with $691,357 for the year ended December 31, 2007 as the Company continued to rely on loans for funding the Company’s operation. Included in the total reported interest is a non-cash amounts $71,190 (2007 -$12,458) related to stock options committed to be issued in consideration of promissory notes.

     The Company incurred professional fees of $101,138 for the year ended December 31, 2008 as compared with $97,381 for the year ended December 31, 2007.

     Rent increased slightly in fiscal 2008 to $49,202 from $42,485 for the year ended December 31, 2007.

     The selling, general and administrative expenses were $605,567 for the year ended December 31, 2008 as compared to $643,909 for the year ended December 31, 2007. These totals include $Nil  (December 31, 2007 - $39,838) for a non-cash amount related to the value of stock options committed to be issued for selling, general and administrative services in the year. The cash portion of the selling, general and administrative expenses were increased by only $1,497.

     Accounts receivable were $5,048 at December 31, 2008 as compared with $4,221 at December 31, 2007.

     Accounts payable and accrued liabilities decreased to $1,088,256 at December 31, 2008 from $1,119,545 at December 31, 2007 while payroll payable decreased to $18,050 at December 31, 2008 from $18,458 at December 31, 2007.

     During the year ended December 31, 2008, the Company arranged $519,328 in debt financing in comparison with $75,000 during the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Balances

     At December 31, 2008, the Company’s cash balance was $7,901 compared to $2,973 at December 31, 2007.

Short and Long Term Liquidity

     With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2008 was 0.01, unchanged from December 31, 2007. The greater the current ratio, the greater is the short-term liquidity of the Company.

     The Company raised $519,328 debt financing in 2008 for working capital.

     The Company plans additional debt financing in the short run. These proceeds will be put toward working capital.

     All of the Company’s debt financing is due on demand. The Company will seek to obtain creditors’ consent to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed not to demand immediate payment or to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Cash Used in Operating Activities

     Cash used by the Company in operating activities during the year ended December 31, 2008 totalled $511,047. The Company incurred a net loss of $1,899,110 for the year ended December 31, 2008 as compared to a loss of $1,579,506 for the year ended December 31, 2007. Cash used by the Company in operating activities during the year ended December 31, 2007 totalled $80,444.

Cash Proceeds from Financing Activities

     During the year ended December 31, 2008, the Company arranged $519,328 in debt financing. In consideration for these loans, the Company has committed to issue options to acquire a total of 2,278,000 shares of the Company at $0.25 per share exercisable for a period of five years. The fair value of these options has been estimated and recognized in the financial statements in interest expense.

     During the year ended December 31, 2007, the Company arranged $75,000 in debt financing. In consideration for these loans, the Company has committed to issue options to acquire a total of 300,000 shares of the Company at $0.25 per share exercisable for a period of ten years.  The fair value of these options has been estimated and recognized in the financial statements in interest expense.

Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting polices that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

     Basis of Presentation. The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this annual report, at December 31, 2008 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company’s ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors’ consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management’s plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

      Stock-based compensation.  The Company follows Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of the stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

   Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for business combinations entered into after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The current generally accepted accounting principles hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the generally accepted accounting principles hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, for some entities the application of this statement will change current practice. The Company adopted SFAS No. 157 effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The evaluation of a tax position in accordance with this interpretation is a two-step process. Under the recognition step, an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits companies to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to companies that elect the fair value option.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  The Company adopted SFAS No. 159 effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALR TECHNOLOGIES INC.

Consolidated Financial Statements
December 31, 2008

Index                                                                                                                                Page

Report of Registered Independent Public Accounting Firm                                                                  F-1

Consolidated Financial Statements

Consolidated Balance Sheets                                                                                                                    F-2

Consolidated Statements of Loss and Comprehensive Loss                                                                   F-3

Consolidated Statements of Stockholders’ Deficiency                                                                             F-4

Consolidated Statements of Cash Flows                                                                                                     F-5

Notes to Consolidated Financial Statements                                                                                         F-6 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. as of December 31, 2008 and 2007 and the related consolidated statements of loss and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SMYTHE RATCLIFFE LLP

Chartered Accountants

Vancouver, Canada
March 25, 2009

ALR TECHNOLOGIES INC. Consolidated Balance Sheets ($ United States) December 31, 2008 and 2007

	2008	2007
Assets (note 6)
Current assets:
Cash	$7,901	$2,973
Accounts receivable, net of allowance of $748
(2007 - $2,530)	5,048	4,221
Inventories (note 3)	-	78,922
Prepaid expenses and others (note 4)	57,536	-
Deferred interest expense (note 6)	50,400	-
Total current assets	120,885	86,116
Equipment, net of accumulated depreciation (note 5)	6,109	4,480
Total assets	$126,994	$90,596

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,088,256	$1,119,545
Payroll payable	18,050	18,458
Interest payable (note 6)	2,613,008	1,942,463
Advances payable (note 6)	2,289,982	1,832,729
Promissory notes payable (note 6)	6,436,393	5,946,578
Total current liabilities and total liabilities	12,445,689	10,859,773
Contingencies and Commitments (notes 8 and 10)

Stockholders' Deficiency
Common stock (note 7)
Authorized: 350,000,000 shares with a par value of $0.001 per share
Shares outstanding: 76,078,466	76,078	76,078
Additional paid-in capital	13,300,827	12,951,235
Deficit	(25,695,600)	(23,796,490)
Stockholders’ deficiency	(12,318,695)	(10,769,177)
Total liabilities and stockholders’ deficiency	$126,994	$90,596
Basis of presentation (note 1)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss and Comprehensive Loss
($ United States)
Years Ended December 31, 2008 and 2007

	2008	2007

Revenue
Sales	$12,848	$194,796
Cost of sales	1,199	25,558
	11,649	169,238
Expenses (note 9)
Depreciation	1,724	1,700
Development costs	414,546	270,966
Foreign exchange (gain) loss	(55,026)	38,110
Interest	773,363	691,357
Professional fees	101,138	97,381
Rent	49,202	42,485
Selling, general and administration	605,567	643,909
	1,890,514	1,785,908

Loss before other items	(1,878,865)	(1,616,670)
Loss on write down of inventories	(20,245)	-
Other income (note 14)	-	37,164

Net loss and comprehensive loss for year	$(1,899,110)	$(1,579,506)

Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	76,078,446	76,078,446

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency
($ United States)
Years Ended December 31, 2008 and 2007

	Common Stock		Additional		Accumulated Other	Total
	Number		Paid-in		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency

Balance, December 31, 2006	76,078,446	$76,078	$12,851,548	$(22,216,984)	$37,164	$(9,252,194)

Stock-based compensation (note 7)	-	-	99,687	-	-	99,687

Accumulated other comprehensive income of former subsidiary	-	-	-	-	(37,164)	(37,164)

Net loss				(1,579,506)		(1,579,506)
Balance, December 31, 2007	76,078,446	76,078	12,951,235	(23,796,490)	-	(10,769,177)

Stock-based compensation (note 7)			349,592			349,592

Net loss	-	-	-	(1,899,110)	-	(1,899,110)
Balance, December 31, 2008	76,078,446	$76,078	$13,300,827	$(25,695,600)	$-	$(12,318,695)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Cash received from customers	$12,021	$192,976
Cash paid to suppliers and employees	(511,409)	(266,693)
Interest paid	(11,659)	(6,727)
Net cash used in operating activities (note 12)	(511,047)	(80,444)

Cash flows from investing activity:
Purchase of fixed assets	(3,353)	-
Net cash used in investing activity	(3,353)	-

Cash flows from financing activity:
Proceeds from promissory notes payable	519,328	75,000
Net cash provided in financing activity	519,328	75,000

Increase (decrease) in cash during the year	4,928	(5,444)
Cash, beginning of year	2,973	8,417

Cash, end of year	$7,901	$2,973

Non-cash financing and operating activities:

Financing cost of stock options
issued in consideration for
promissory notes payable ($50,400 deferred)	$121,591	$12,458

Compensation cost of stock options
issued for product development	$228,001	$47,391

Compensation cost of
stock options issued
for services	$-	$39,838

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

1.	Basis of presentation:

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for heath care professionals to remotely monitor and intervene as necessary if a person is non-compliant.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant operating losses over the past several fiscal years (2008 - $1,899,110; 2007 - $1,579,506), is currently unable to self-finance operations, has working capital deficit of $12,324,804 (2007 - $10,773,657), a deficit of $25,695,600 (2007 - $23,796,490), limited resources, no source of operating cash flow and no assurances that sufficient funding will be available to conduct further product development and operations.

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

If the going concern assumption were not appropriate for these financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments could be material.

2.	Significant accounting policies:

a)	Principles of consolidation

These consolidated financial statements include the accounts of the Company and its fully integrated wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada April 15, 2008). All significant inter-company balances and transactions have been eliminated.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

b)	Foreign currency transactions

The Company's functional and reporting currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the consolidated statement of loss.

c)	Fair value of financial instruments

For financial instruments consisting of cash, accounts receivable, and accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short term maturities.

d)	Allowance for doubtful accounts

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

e)	Inventories

Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

f)	Equipment

Equipment is recorded at cost.  Depreciation is provided using the following method and annual rates:

Asset	Method	Rate
Computer equipment	Declining balance	30%
Office equipment	Declining balance	20%

g)	Options and warrants issued in conjunction with debt

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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

h)	Revenue recognition

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

i)	Stock-based compensation

The Company follows Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of the stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

j)	Income taxes

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

Although the Company has significant loss carried forwards available to reduce deferred income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

k)	Loss per share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

l)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories; the fair value of common shares issued as full and final settlement of promissory notes payable, and accounts payable and accrued liabilities; compensation costs of stock options issued to employees and non-employees for services or modification of previous stock option commitments; and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option or warrant commitments.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

m)	Commitments and contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties that are probable of realization are separately recorded, and are not offset against the related liability, in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

n)	Segmented information

The Company primarily operates in one reportable segment in the United States of America.

o)	Credit risk

Accounts receivable are potentially subject to concentrations of credit risk. The Company conducts its business primarily inside of North America. The risk with respect to accounts receivable is mitigated by credit evaluations that the Company performs on its customers. The Company has a single customer representing 47% and 65% of the Company’s annual sales revenue during the years ended December 31, 2008 and 2007, respectively.  The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers.  These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience and financial review of the customer.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

p)	Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income.  Other comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's consolidated statements of operations, net loss equals comprehensive loss.

q)	Recently issued and adopted accounting pronouncements

i.	Issued

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for business combinations entered into after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period-end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial position.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

q)	Recently issued and adopted accounting pronouncements (continued)

i.	Issued (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The current generally accepted accounting principles hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the generally accepted accounting principles hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s consolidated financial position.

ii.	Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, for some entities the application of this statement will change current practice. The Company adopted SFAS No. 157 effective January 1, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

2.           Significant accounting policies: (continued)

q)	Recently issued and adopted accounting pronouncements (continued)

ii.	Adopted (continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The evaluation of a tax position in accordance with this interpretation is a two-step process. Under the recognition step, an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits companies to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to companies that elect the fair value option.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  The Company adopted SFAS No. 159 effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Inventories:

		2008	2007
Inventories, at cost		$263,520	$322,197
Provision for decline of value		(263,520)	(243,275)
	$	Nil	$78,922

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders (“Med Reminders”) to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions.  As of December 31, 2008, management had recorded a provision of $263,520 (2007 - $243,275) in respect of its Med Reminder inventory.

4.	Prepaid expenses and others:

The Company's prepaid expenses include $32,500 in prepaid sales commission expenses and $25,036 in other receivables from a non-related party.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

5.	Equipment:

			2008
		Accumulated	Net book
	Cost	depreciation	value
Computer equipment	$25,549	$20,426	$5,123
Office equipment	5,566	4,580	986
	$31,115	$25,006	$6,109

			2007
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$22,196	$18,950	$3,246
Office equipment	5,566	4,332	1,234
	$27,762	$23,282	$4,480

6.	Interest, advances and promissory notes payable:

During the year ended December 31, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total of $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory notes are due for repayment on September 30, 2009 with interest at 1% per month and are unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation arising from this stock option has been estimated to be $104,534 using the Black-Scholes option pricing model and amortized as interest expense over the loan period. As of December 31, 2008, the unamortized interest was $50,400.

During the year ended December 31, 2008, a relative of a director repaid $50,000 to a loan holder and assumed the loan repayable at demand with the interest rate of 1% per month.  As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued.  This same relative provided additional loans repayable at demand totalling $69,328 to the Company at the interest rate of 1% per month.  As further consideration, 278,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued. All of these loans are secured by a floating charge against the assets of the Company.  Compensation costs related to these options, being the fair value of the options, has been charged to interest expense.

During the year ended December 31, 2008, a promissory notes repayable in Canadian dollars to a director decreased by $29,513 due to favorable exchange rate changes with the United States dollar.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

6.           Interest, advances and promissory notes payable: (continued)

During the year ended December 31, 2007, the Company received a total of $75,000 from a non-related party in exchange for promissory notes payable. The promissory note is due on demand with interest at 1% per month and is unsecured. As further consideration, 300,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until May 31, 2017 were issued.  The fair value of these options was estimated and has been charged to interest expense.

	2008	2007

Interest payable to:
Relatives of directors	$1,257,586	$897,968
Companies controlled by directors	5,790	5,790
Directors	69,545	71,729
Non-related parties	1,280,087	966,976
	$2,613,008	$1,942,463

	2008	2007

Advances payable to:
Relatives of directors	$19,335	$15,468
Companies controlled by directors	1,089,663	821,156
Directors	1,180,984	996,105
	$2,289,982	$1,832,729

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

6.           Interest, advances and promissory notes payable: (continued)

	2008	2007

Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a General Security Agreement bearing interest at the rate of 1% per month, due on demand
	$2,029,328	$1,910,000

Promissory notes payable to a relative of a director, secured by a General Security Agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a General Security Agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with the same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 1% per month, due on demand	295,000	295,000
	3,185,675	3,066,347
Promissory notes payable to directors:

Promissory notes payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	123,306	152,819

Promissory notes payable to unrelated parties:

Promissory notes payable, unsecured, bearing interest at 1% per month, repayable on September 30, 2009	450,000	-

Promissory notes payable, unsecured, bearing interest at 1% per month, with
$50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007 and $75,000 repayable on November 19, 2007, which did not occur; currently all due on demand with the same interest rate	2,136,500	2,186,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with $40,000 repayable on December 31, 2004, which did not occur; currently all due on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing, repayable on July 17,
2005, which did not occur; currently due on demand	270,912	270,912
	3,127,412	2,727,412
	$6,436,393	$5,946,578

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

7.	Capital stock

Stock options:

During the year ended December 31, 2008, the Company granted 6,128,000 options. Of the total granted, 3,000,000 were granted with vesting conditions based on certain performance targets.  Even though a final measure of the value of compensation cost does not occur until performance is complete, the estimated fair value of these options was recognized as at December 31, 2008 in the amount of $84,210 and charged to product development costs.  This amount has been prorated based on the expected performance period.  In consideration of providing loan advances aggregating $569,328 to the Company, 2,278,000 options were granted and vested immediately. Compensation costs related to these options, being the fair value of the options, has been estimated to be $121,591 of which $71,191 has been charged to interest expense and $50,400 has been classified as deferred interest expenses. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 and have been charged to product development costs. The weighted average per share fair value of options issued in the period was $0.13 per option. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 188%, risk-free interest rate of 2.72% and NIL dividend rate. The Company applies NIL forfeiture rate in calculating stock-based compensation expenses.

These expenses were allocated as follows:

	2008	2007

Product development:
Directors and officers	$129,467	$-
Non-employees	98,534	47,391
	228,001	47,391
Interest expense:
Relatives of directors	17,057	-
Non-employees	54,134	12,458
	71,191	12,458
Services:
Non-employees	-	39,838
	$299,192	$99,687

During the year ended December 31, 2008, the Company cancelled 9,500,000 stock options from a director and 1,000,000 stock options from non-employees, all of which were not vested nor recorded as stock-based compensation expense prior to cancellation.  The remaining 2,000,000 stock options that were vested immediately were cancelled as per settlement agreement with a former consultant.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

7.	Capital stock: (continued)

A summary of the status of the stock options as of December 31, 2008 and 2007, and changes during the years ended on those dates are presented below:

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	118,196,463	$0.25	115,876,463	$0.25

Granted	6,128,000	$0.25	2,900,000	$0.25

Cancelled	(12,500,000)	$0.25	-	$0.25

Expired	(5,249,000)	$0.25	(580,000)	$0.25

Options outstanding, end of year	106,575,463	$0.25	118,196,463	$0.25

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

7.	Capital stock: (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.05 closing stock price of the Company’s common stock on the NASDAQ over the counter market on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2008, none of the stock options outstanding were in-the-money.

Stock options outstanding are as follows:

	2008			2007
	Exercise	Number of	Number of Options	Exercise	Number of	Number of Options
Expiry Date	Price	Options	Exercisable	Price	Options	Exercisable
January 9, 2008	-	-	-	$0.25	400,000	400,000
January 13, 2008	-	-	-	$0.25	200,000	200,000
January 14, 2008	-	-	-	$0.25	265,000	265,000
January 22, 2008	-	-	-	$0.25	200,000	200,000
March 18, 2008	-	-	-	$0.25	400,000	400,000
April 2, 2008	-	-	-	$0.25	120,000	120,000
May 15, 2008	-	-	-	$0.25	100,000	100,000
May 18, 2008	-	-	-	$0.25	25,000	25,000
June 4, 2008	-	-	-	$0.25	800,000	800,000
December 2, 2008	-	-	-	$0.25	80,000	80,000
December 9, 2008	-	-	-	$0.25	100,000	100,000
December 18, 2008	-	-	-	$0.25	86,000	86,000
December 30, 2008	-	-	-	$0.25	500,000	500,000
December 31, 2008	-	-	-	$0.25	1,973,000	1,973,000
March 31, 2009	$0.25	220,000	220,000	$0.25	220,000	220,000
June 30, 2009	$0.25	61,322,463	59,822,463	$0.25	63,322,463	59,822,463
October 10, 2009	$0.25	40,000	40,000	$0.25	40,000	40,000
October 19, 2009	$0.25	40,000	40,000	$0.25	40,000	40,000
December 1, 2009	$0.25	200,000	200,000	$0.25	200,000	200,000
December 31, 2009	$0.25	760,000	760,000	$0.25	760,000	760,000
January 5, 2010	$0.25	30,000	30,000	$0.25	30,000	30,000
January 7, 2010	$0.25	4,870,000	4,870,000	$0.25	4,870,000	4,870,000
March 17, 2010	$0.25	600,000	600,000	$0.25	600,000	600,000
April 13, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
June 15, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
July 8, 2010	$0.25	500,000	500,000	$0.25	500,000	500,000
September 12, 2010	$0.25	19,200,000	7,125,000	$0.25	26,700,000	7,125,000
September 30, 2010	$0.25	700,000	700,000	$0.25	700,000	700,000
October 17, 2010	$0.25	350,000	350,000	$0.25	350,000	350,000
November 16, 2010	$0.25	400,000	400,000	$0.25	400,000	400,000
December 13, 2010	$0.25	220,000	220,000	$0.25	220,000	220,000
January 4, 2011	$0.25	400,000	400,000	$0.25	400,000	400,000
February 9, 2011	$-	-	-	$0.25	2,000,000	2,000,000

Carried forward:		90,652,463	77,077,463		107,401,463	84,326,463

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

7.	Capital stock: (continued)

Brought forward:		90,652,463	77,077,463		107,401,463	84,326,463

April 7, 2011	$0.25	200,000	200,000	$0.25	200,000	200,000
April 27, 2011	$0.25	80,000	80,000	$0.25	80,000	80,000
September 8, 2011	$0.25	990,000	990,000	$0.25	990,000	990,000
November 20, 2011	$0.25	300,000	300,000	$0.25	300,000	300,000
December 19, 2011	$0.25	2,695,000	2,695,000	$0.25	2,695,000	2,695,000
December 20, 2011	$0.25	3,630,000	3,630,000	$0.25	3,630,000	3,630,000
January 16, 2013	$0.25	2,750,000	750,000	$-	-	-
January 23, 2013	$0.25	1,000,000	-	$-	-	-
January 29, 2013	$0.25	100,000	100,000	$-	-	-
March 31, 2013	$0.25	1,800,000	1,800,000	$-	-	-
September 27, 2013	$0.25	272,000	272,000	$-	-	-
December,31, 2013	$0.25	206,000	206,000	$-	-	-
April 18, 2017	$0.25	400,000	400,000	$0.25	400,000	400,000
May 17, 2017	$0.25	250,000	250,000	$0.25	750,000	250,000
May 31, 2017	$0.25	1,250,000	800,000	$0.25	1,750,000	800,000
		106,575,463	89,550,463		118,196,463	93,671,463

The options exercisable at December 31, 2008 were in the following exercise price ranges:

	2008	2007
Exercise Price	$0.25	$0.25
Weighted Average Exercise Price	$0.25	$0.25
Aggregate Intrinsic Value	$0.00	$0.00
Weighted, Average RemainingContractual Life in Years	1.31	2.44

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

7.	Capital stock: (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following assumptions:

Options Granted	Risk-Free Interest Rate	Expected Life	Expected Dividends	Expected Volatility

December 31, 2008	1.55%	5 years	-	197.14%
September 29, 2008	2.70%	5 years	-	197.22%
March 31, 2008	2.46%	5 years	-	190.21%
January 29, 2008	2.87%	5 years	-	185.98%
January 23, 2008	2.64%	5 years	-	185.71%
January 16, 2008	3.00%	5 years	-	186.05%
June 29, 2007	5.02%	10 years	-	193.65%
May 17, 2007	4.76%	10 years	-	192.64%

Stock-based compensation charges of $71,191 (2007 - $12,458) was allocated to interest expense; $nil (2007 - $39,838) was allocated to selling, general and administration costs; and $228,001 (2007 - $47,391) was allocated to product development costs.

Unvested options at December 31, 2008 consist of 17,025,000 options, which will vest based on achieving certain sales and performance targets, including 9,750,000 to three directors and 250,000 to a relative of a director of the Company.  Compensation cost related to the 17,025,000 unvested options granted between 2004 to 2008, which value is estimated to be $890,169 will be recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

8.	Contingencies

Accounts payable and accrued liabilities as of December 31, 2008 include $180,666 (2007 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

During the year ended December 31, 2008, a non-related promissory note holder commenced legal action against the Company to enforce repayment of all outstanding notes payable and accrued interest.  As at December 31, 2008, the total outstanding notes payable and interest payable owed to this creditor was $42,000.  The Company has agreed to settle this balance and is currently awaiting final approval by a Superior Court judge.

Subsequent to December 31, 2008, two other non-related promissory note holders commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest due to them and to extend the expiration date of 13,508,000 options held by these creditors, exercisable at $0.25 per shares, to December 31, 2017.  As at December 31, 2008, the total outstanding notes payable and interest payable due to them was $1,879,485.  The Company expects to pay these amounts in 2009.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

9.	Related party transactions:

	2008	2007

Product development costs:
Directors and officers	$60,000	$60,000
Relatives of directors	-	6,998
Stock-based compensation in product development:
Directors and officers	129,467	-
Interest expense:
Directors and officers	21,490	24,703
Relatives of directors	347,218	355,799
Company controlled by a director	457	5,790
Stock-based compensation in interest expense:
Relatives of directors	17,057	-
Compensation:
Directors and officers	319,800	319,800
Relatives of directors	36,000	36,000

	$931,489	$809,090

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed in note 7.

10.	Commitments:

During 2000, the Company entered into three-year contracts with certain executive officers and directors providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt	$156,600
Dr. Jaroslav Tichy	$60,000

The contracts are automatically renewed annually after the initial three-year term, and may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

10.           Commitments: (continued)

The terms of Mr. Chan's contract also provides for a commission of 1% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder. In addition, if more than 50% of the Company's stock or assets are sold, Messrs. Chan, Cruitt and Tichy will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

2% of sales price up to $24,999,999 plus
3% of sales price between $25,000,000 and $49,999,999 plus
4% of sales price between $50,000,000 and $199,999,999 plus
5% of sales price in excess of $200,000,000

The terms of Mr. Cruitt's contract was amended in 2008 as a result of his resignation as President on June 16, 2008. Mr. Cruitt was originally entitled to 4,000,000 options with a five-year term exercisable at $0.25 per share of which 2,000,000 stock options vested immediately and the remaining 2,000,000 options subject to sales and performance targets were cancelled in 2008.

11.	Financial instruments:

The fair values of cash, accounts receivable, and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the promissory notes payable approximate their carrying value because they bear interest at rates that are not significantly different from current market rates. It is not possible to arrive at a fair value for the promissory notes payable as the payment dates are not readily determinable.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

12.	Reconciliation of net loss to net cash used by operating activities:

	2008	2007

Net loss	$(1,899,110)	$(1,579,506)
Adjustments to reconcile loss to net cash used by
operating activities:
Depreciation	1,724	1,700
Foreign exchange (gain) loss on notes payable	(29,513)	23,239
Accumulated other comprehensive income	-	(37,164)

Compensation costs of options issued for services	-	39,838
Compensation costs of options issued for product development	228,001	47,391
Financing costs of options issued for promissory notes payable	71,191	12,458
Non-cash working capital items:		-
(Increase) decrease in accounts receivable	(827)	710
Decrease (increase) in inventories	78,922	(6,882)
(Increase) decrease in prepaid expenses and deposits	(57,536)	3,498
Increase in accounts payable and accrued liabilities	1,096,101	1,439,871
Decrease in customer deposits	-	(25,597)

Net cash used by operating activities	$(511,047)	$(80,444)

13.	Income taxes:

The provision for income taxes differs from the result, which would be obtained by applying the statutory tax rate of 34% (2007 - 34%) to income before income taxes. The difference results from the following items:

	2008	2007
Computed expected benefit ofincome taxes	$(645,697)	$(537,032)
Non-deductible expenses	101,724	33,894
Increase in valuation allowance	543,973	503,138
Income tax provision	$-	$-

Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred income tax asset, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are as follows:

	2008	2007
Net operating loss carriedforward	$20,642,008	$19,042,089
Tax rate	34%	34%
Deferred income tax assets	7,018,283	6,474,310
Valuation allowance	(7,018,283)	(6,474,310)
Net deferred income taxasset	$-	$-

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2007

13.           Income taxes: (continued)

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company's deferred income tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded. These factors include the Company's current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the future income tax assets based on actual and forecasted operating results. The operating losses amounting to $20,642,008 will expire between 2019 and 2028 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
Total	$20,642,008

14.	Other income:

There was no other income recorded for the year ended December 31, 2008. Accumulated other comprehensive income of $37,164 was recorded for the year ended December 31, 2007 due to write-off of accumulated translation adjustment relating to disposal of a subsidiary in prior years.

15.	Subsequent events:

a)
Subsequent to the year-end, the Company agreed to grant options to a relative of a director to purchase 275,000 common shares of the Company at a price of $0.25 per share for a period of five years in consideration of providing loans to the Company.

b)	Legal action was commenced by non-related parties to enforce repayment of notes payable (note 8).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in and disagreements with accountants on accounting and financial disclosure for the years ended December 31, 2008 and 2007.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls

     The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management’s Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

     The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, the Company believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have evaluated our internal control over financial reporting and there have been no changes in our internal controls or in other factors that could affect those controls.

PART III

ITEM10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position Held
Sidney Chan	58	President, Chief Executive Officer, Chief Financial Officer,
		and a member of the Board of
		Directors

Stanley Cruitt	59	Chairman and a member of the Board of Directors

Dr. Jaroslav Tichy	68	Vice-President of Technology and a member of the Board of
		Directors

     All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the By-laws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan – President, Chief Executive, Chief Financial Officer and a member of the Board of Directors of the Company.

     Mr. Chan has made a significant contribution to the Company since first becoming involved in August 1997. He has assisted the Company’s financing and its evolution into a public company. Most importantly, he has also directed the Company’s product development. Mr. Chan has extensive relationships with Hong Kong area based technology and electronic manufacturers, helping assure the availability of low cost manufacturing and materials procurement. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973

Stanley Cruitt - Chairman and a member of the Board of Directors of the Company.

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

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2008 and 2007, no officer or director except one director failed to file their Form 3, 4 and 5 on a timely basis.

     On June 29, 2007, Stan Cruitt, Chairman and director of the Company sold 750,000 common shares at the price of $0.15 per share and filed his Form 4 on July 5, 2007. Mr. Cruitt further sold 760,000 common shares at the price of $0.16 per share and filed his Form 4 on March 27, 2008.

Audit Committee and Charter

     The Company has an audit committee and audit committee charter. The Company’s audit committee is comprised of all three directors. None of directors are deemed independent. Two directors also hold positions as officers of the Company. A The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid by the Company to officers and directors during the three most recent fiscal years.

		Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [2]	2008	144,000	0	0	0	0	0	9,600	153,600
President and Chief	2007	144,000	0	0	0	0	0	9,600	153,600
Executive Officer &	2006	144,000	0	0	142,105	0	0	9,600	295,705
Chief Financial Officer

Stanley Cruitt [3]	2008	156,00	0	0	0	0	0	9,600	166,200
Chairman (former	2007	156,000	0	0	0	0	0	9,600	166,200
President)	2006	156,000	0	0	147,662	0	0	9,600	313,862

Dr. Jaroslav Tichy [4]	2008	60,000	0	0	0	0	0	0	60,000
Vice President,	2007	60,000	0	0	0	0	0	0	60,000
Technology	2006	60,000	0	0	137,595	0	0	0	197,595

[1]	Automobile allowance

[2]	At December 31, 2008, salaries and other annual compensation for fiscal 2008, 2007 and 2006 totalling $604,800 remain unpaid and are included in advances payable.

[3]
At December 31, 2008, salaries and other annual compensation for fiscal 2008, 2007 and 2006 totaling $664,800 remain unpaid and are included in advances payable.  Stan Cruitt resigned as President on June 16, 2008.

[4]	At December 31, 2008, salaries and other annual compensation for fiscal 2008, 2007 and 2006 totaling $240,000 remain unpaid and are included in advances payable.

     The Company has irrevocably committed to grant a total of 13,845,000 stock options to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the issuer, 8,860,976 stock options to Stanley Cruitt, Chairman and Director of the issuer, 5,702,249 options to Dr. Jaroslav Tichy, Vice President Technology of the issuer. The exercise price of the options is $0.25 per share and they will be exercisable for a period of five years to ten years from the commitment date.

     The Company does not have a non-qualified incentive stock option plan. In the future the Company intends to adopt such a plan to satisfy its contractual commitments to Messrs. Chan, Cruitt and Tichy.

     The Company does not have any long-term incentive plans.

     During 2000, the Company entered into three year contracts with its named executive officers providing the following annual compensation.

Sidney Chan	$144,000
Stanley Cruitt (resigned as President on June 16, 2008)	$156,600
Dr. Jaroslav Tichy	$60,000

     The contracts are automatically renewed annually after the initial three-year term, and  may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

     The terms of Mr. Chan’s contract also provides for a commission of 1.0% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder.  In addition, if more than 50% of the Company’s stock or assets are sold, Messrs. Chan, Cruitt and Tichy will be compensated for entering into a non-compete agreements based on the selling price of the Company or its assets as follows:

2% of sales price up to $24,999,999 plus
3% of sales price between $25,000,000 and $49,999,999 plus
4% of sales price between $50,000,000 and $199,999,999 plus
5% of sales price in excess of $200,000,000

     The terms of Mr. Cruitt’s contract was amended in 2008 as a result of his resignation as President on June 16, 2008.  Mr. Cruitt was originally entitled to 4,000,000 options with an original five-year term exercisable at $0.25 per share of which 2,000,000 options vested immediately and the remaining 2,000,000 options subject to sales and performance targets were cancelled in 2008.

Compensation of Directors

     There are no standard or other arrangements pursuant to which the Company’s directors were compensated in their capacity as such during the 2008 fiscal year.

     The Company’s Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

     Effective August 25, 2006, the Board of Directors consist three members, Mr. Sidney Chan, President, Chief Executive Officer, Chief Financial Officer of the Company, Mr. Stanley Cruitt, Chairman of the Company, and Dr. Jaroslav Tichy. There are no independent directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 2008, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of			Percent
Name of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	27,500,000	[1]	President, Chief Executive Officer, Chief Financial	36.15%
			Officer and a member of the Board of Directors

Stanley Cruitt	11,890,000		Chairman and a member of the Board of	15.63%
			Directors

Dr. Jaroslav Tichy	500,000		Vice President of Technology	0.66%

All Officers and Directors as a group	39,890,000			52.44%
(3 persons)

[1]	1,000,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, and 26,000,000 shares are owned by Christine Kan, Mr. Chan’s wife.

     In consideration of services, promissory notes payable or the extension of their due dates and accounts payable and accrued liabilities, the Company has irrevocably committed to issue stock options to directors and their relatives.  As of December 31, 2008, stock options remain outstanding are as follows:

(1)   13,845,000 stock options to Sidney Chan, President, Chief Executive Officer, Chief Financial and a Director of the Company:

(2)   20,170,336 stock options to Christine Kan, his wife;

(3)  1,543,146 options to a company controlled by Mr. Chan and Mrs. Kan;

(4)  8,860,976 stock options to Stanley Cruitt, Chairman and a Director of the Company;

(5)   280,000 options to Annie Cruitt, Stanley Cruitt’s wife;

(6)  5,702,249 options to Dr. Jaroslav Tichy, Vice President, Technology and a director of the Company; and

(7)  4,677,000 stock options to other relatives of a director.

The exercise price of the options is $0.25 per share and the options are exercisable for a period of five to ten years from the commitment date.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Year Ended December 31, 2008

     All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

    During the year ended December 31, 2008, Christine Kan, wife of Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company loaned the Company a total of $119,328. The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company.

     During the year ended December 31, 2008, the promissory note denominated in Canadian dollars payable to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company was decreased by $29,513 due to favourable exchange rates.

     During the year ended December 31, 2008, the Company irrevocably committed to issue the following stock options to common shares of the Company:

a.
750,000 stock options to Jaroslav Tichy in consideration of services in product development.  All the options are vested at the time of commitment and the fair value of these options estimated to be $129,467 was charged to product development costs.   The options are exercisable into the Company’s shares for a period of five years from the commitment date;

b.
478,000 stock options to Christine Kan, a relative of Sidney Chan, in consideration of providing loans totalling $119,328 to the Company.  All the options are vested at the time of commitment and the fair value of these options estimated to be $17,057 was charged to interest expense.  The options are exercisable into the Company’s shares for the period of five years from commitment date.

Year Ended December 31, 2007

     During the year ended December 31, 2007, the promissory note denominated in Canadian dollars payable to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company was increased by $23,239 due to unfavourable exchange rates.

     During the year ended December 31, 2007, the Company irrevocably committed to issue the following stock options to common shares of the Company:

a.
250,000 stock options to Kathleen Chan, a relative of Sidney Chan, in consideration of services.  These options are subject to certain vesting conditions and are exercisable into the Company’s common shares for a period of ten years from the commitment date.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$35,000	Smythe Ratcliffe LLP
2007	$35,000	Smythe Ratcliffe LLP
2008	$ 0.00	Telford Sadovnick, P.L.L.C.
2007	$3,000	Telford Sadovnick, P.L.L.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2008	$15,000	Smythe Ratcliffe LLP
2007	$4,770	Smythe Ratcliffe LLP
2008	$0.00	Telford Sadovnick, P.L.L.C.
2007	$11,845	Telford Sadovnick, P.L.L.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$ 0.00	Smythe Ratcliffe LLP
2007	$ 0.00	Smythe Ratcliffe LLP
2008	$ 0.00	Telford Sadovnick, P.L.L.C.
2007	$ 0.00	Telford Sadovnick, P.L.L.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$ 3,160	Smythe Ratcliffe LLP
2007	$ 0.00	Smythe Ratcliffe LLP
2008	$0.00	Telford Sadovnick, P.L.L.C.
2007	$ 0.00	Telford Sadovnick, P.L.L.C.

 (5)     The Company’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)     The percentage of hours expended on the principal accountant’s engagement to audit the Company’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.     EXHIBITS.

		Incorporated by reference
					Filed
Exhibit No. Description		Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of	10-SB	12/10/99	3.3
	Incorporation, dated October 22, 1998.

3.4	Articles of Amendment to the Articles of	10-SB	12/10/99	3.4
	Incorporation, dated December 7, 1998.

3.5	Articles of Amendment to the Articles of	8-K	1/20/05	3.1
	Incorporation, dated January 6, 2005.

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with	8-K	8/14/00	10.2
	Marcus Da Silva.

10.3	Project Agreement with Tandy	10-KSB	4/17/01	10.1
	Electronics (Far East) Ltd.

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive				X
	Officer and Principal Financial Officer pursuant to Rule 13a-14 and
	Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C.				X
	Section 1350, as adopted pursuant
	to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer
	and Chief Executive Officer ).

99.1	Distribution Agreement between Mo Betta Corp.	10-SB	12/10/99	99.1
	and ALR.

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166	8-K	2/02/00	99.1
	Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever,
	Sandra Ross and Sidney Chan.

99.1	Agreement to Provide Services with	10-KSB	4/17/01	99.1
	Horizon Marketing & Research, Inc.

99.11	Agreement to Provide Services with Dr.	10-KSB	4/17/01	99.11
	Jaroslav Tichy.

99.12	Agreement to Provide Services with	10-KSB	4/17/01	99.12
	Knight’s Financial Limited regarding Christine Kan.

99.13	Agreement to Provide Services with	10-KSB	4/17/01	99.13
	Knight’s Financial Limited regarding Sidney Chan.

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth	10-KSB	4/17/01	99.15
	Berkholtz.

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF	10-KSB	4/15/02	99.18
	Management Resource Associates, LLC.

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2009.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:   SIDNEY CHAN
         Sidney Chan
         President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
SIDNEY CHAN	President, Chief Executive Officer and	March 31, 2009
Sidney Chan	Chief Financial Officer
and a member of the Board
of Directors

STANLEY CRUITT	Chairman and a member of the Board of	March 31, 2009
Stanley Cruitt	Directors

	Vice President of Technology and member	March 31, 2009
Dr. Jaroslav Tichy	of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit No. Description		Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of	10-SB	12/10/99	3.3
	Incorporation, dated October 22, 1998.

3.4	Articles of Amendment to the Articles of	10-SB	12/10/99	3.4
	Incorporation, dated December 7, 1998.

3.5	Articles of Amendment to the Articles of	8-K	1/20/05	3.1
	Incorporation, dated January 6, 2005.

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with	8-K	8/14/00	10.2
	Marcus Da Silva.

10.3	Project Agreement with Tandy	10-KSB	4/17/01	10.1
	Electronics (Far East) Ltd.

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive				X
	Officer and Principal Financial Officer pursuant to Rule 13a-14 and
	Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C.				X
	Section 1350, as adopted pursuant
	to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer
	and Chief Executive Officer ).

99.1	Distribution Agreement between Mo Betta Corp.	10-SB	12/10/99	99.1
	and ALR.

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166	8-K	2/02/00	99.1
	Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever,
	Sandra Ross and Sidney Chan.

99.1	Agreement to Provide Services with	10-KSB	4/17/01	99.1
	Horizon Marketing & Research, Inc.

99.11	Agreement to Provide Services with Dr.	10-KSB	4/17/01	99.11
	Jaroslav Tichy.

99.12	Agreement to Provide Services with	10-KSB	4/17/01	99.12
	Knight’s Financial Limited regarding Christine Kan.

99.13	Agreement to Provide Services with	10-KSB	4/17/01	99.13
	Knight’s Financial Limited regarding Sidney Chan.

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth	10-KSB	4/17/01	99.15
	Berkholtz.

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF	10-KSB	4/15/02	99.18
	Management Resource Associates, LLC.

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2