Form 10-Q
period 2009-03-31
ALR TECHNOLOGIES INC
filed 2009-05-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339
(Address of principal executive offices, including zip code.)

(678) 881-0002
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer	
Non-accelerated Filer		Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,078,446 as of May 6, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ALR TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
($ United States)

	March 31	December 31
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$1,380	$7,901
Accounts receivable, net of allowance of $748	1,923	5,048
(December 31, 2008 - $748)
Inventories, net of reserves (note 3)	-	-
Prepaid expenses and deposits	77,235	57,536
Deferred interest expenses (note 5)	33,600	50,400
	114,138	120,885
Equipment, net of accumulated depreciation	5,676	6,109
(net of accumulated depreciation of $25,438;
December 31, 2008 - $25,005)
	$119,814	$126,994

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,064,284	$1,088,256
Payroll payable	18,050	18,050
Interest payable (note 5)	2,793,305	2,613,008
Advances payable (note 5)	2,408,193	2,289,982
Promissory notes payable (notes 5 and 7)	6,553,608	6,436,393
	12,837,440	12,445,689
Shareholders' deficiency
Capital stock (note 6)
350,000,000 common shares with a par
value of $0.001 per share authorized, 76,078,446 issued	76,078	76,078
Additional paid-in capital	13,360,849	13,300,827
Accumulated deficit	(26,154,553)	(25,695,600)
	(12,717,626)	(12,318,695)
	$119,814	$126,994

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Loss
($ United States)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31	March 31
	2009	2008
Revenue
Sales	$-	$1,739
Cost of sales	-	28
	-	1,711
Expenses
Depreciation	433	306
Development costs	68,750	190,814
Foreign exchange (gain) loss	(8,051)	(6,776)
Interest	237,836	168,396
Professional fees	11,777	14,280
Rent	7,120	13,189
Selling, general and administration	141,088	147,709
	458,953	527,918
Net loss	(458,953)	(526,207)
Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)

	Capital Stock		Additional		Total
	Number		Paid in	Accumulated	Shareholders'
	of Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2007	76,078,446	$76,078	$12,951,235	$(23,796,490)	$(10,769,177)
Financing cost of stock options issued
in consideration of promissory notes
payable:
- relatives of directors	-	-	17,056	-	17,056
- non-related parties	-	-	104,535	-	104,535
Compensating cost of stock options
issued or vested for product
product development:
- directors and officers			189,888		189,888
- non-related parties			38,113		38,113
Loss and comprehensive loss	-	-	-	(1,899,110)	(1,899,110)
Balance, December 31, 2008	76,078,446	76,078	13,300,827	(25,695,600)	(12,318,695)
Financing cost of stock options issued
in consideration of promissory notes
payable:
- relatives of directors			37,772		37,772
Compensating cost of stock options
issued or vested for product
development:
- directors and officers			6,488		6,488
- non-related parties			15,762		15,762
Loss and comprehensive loss				(458,953)	(458,953)

Balance, March 31, 2009 (unaudited)	76,078,446	$76,078	$13,360,849	$(26,154,553)	$(12,717,626)

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
(Unaudited )

	Three Months Ended
	March 31
	2009	2008
Cash flows from operating activities:
Cash received from customers	$3,125	$907
Cash paid to suppliers and employees	(129,815)	(59,701)
Interest paid	(530)	(3,766)
Net cash provided by (used in) operating
activities	(127,220)	(62,560)
Cash flows from financing activities:
Promissory notes payable	120,699	60,000
Net cash provided by financing activities	120,699	60,000
	(6,521)	(2,560)
Cash, beginning of period	7,901	2,973
Cash, end of period	$1,380	$413
Non-cash operating activities:
Stock-based compensation
Financing costs	$37,772	$104,534
Compensation costs	22,250	143,791
	$60,022	$248,325

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
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

In April 2008, the Company incorporated a wholly-owned subsidiary in Canada and its activities have been included in the Company’s consolidated financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant operating losses over the past several fiscal years (Three months period ended March 31, 2009 - $458,953; 2008 - $1,899,110; 2007 - $1,579,506), is currently unable to self-finance operations, has working capital deficit of $12,723,302 as at March 31, 2009,  $12,324,804 as at December 31, 2008 (2007 - $10,773,657), a deficit of $26,154,553 as at March 31, 2009 , $25,695,600 as at December 31, 2008 (2007 - $23,796,490), limited resources, no source of operating cash flow and no assurances that sufficient funding will be available to conduct further product development and operations.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company's debt financing is either due on demand or is overdue and now due on demand. The Company will seek to obtain creditors' consents to delay repayment of these outstanding promissory notes payable until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.  The Company is currently financed by loans from a relative of a director of the Company.

The financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

2. Significant accounting policies

The information included in the accompanying interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

a) Stock-based compensation:

The Company follows the provisions of FASB No. 123R in accounting all its stock options issued.

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

c) Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Canada ALRTech Health Systems Inc. (incorporated in British Columbia, Canada). All significant inter-company balances and transactions have been eliminated.

3. Inventories

		March 31		December 31
		2009		2008
		(Unaudited)
Inventories, at cost		$263,520		$263,520
Provision for decline of value		(263,520)		(263,520)
	$	Nil	$	Nil

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to March 31, 2009 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of March 31, 2009, management had recorded a provision of $263,520 in respect of its Med Reminder inventory.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

4. Prepaid expenses and deposits

The Company's prepaid expenses includes $77,000 prepaid commission expenses, which is for future sales.

5. Promissory notes payable

During the three months ended March 31, 2009, the Company received a total of $120,699 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is secured by a floating charge against assets of the Company. As further consideration, 483,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued.

During the year ended December 31, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note was due for repayment on September 30, 2009 with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation arising from this stock option has been estimated to be $104,534 using the Black-Scholes option pricing model and amortized as interest expenses over the loan period. As of March 31, 2009, the unamortized interest was $33,600.

During the three month period ended March 31, 2009, a promissory note repayable in Canadian dollars to a director decreased by $3,484 due to favorable exchange rate changes with the United States dollars.

	March 31	December 31
	2009	2008
	(Unaudited)
Interest payable to:
Relatives of directors	$1,347,028	$1,257,586
Companies controlled by directors	5,790	5,790
Directors	70,658	69,545
Non-related parties	1,369,829	1,280,087
	$2,793,305	$2,613,008

	March 31	December 31
	2009	2008
	(Unaudited)
Advances payable to:
Relatives of directors	$15,468	$19,335
Companies controlled by directors	1,155,047	1,089,663
Directors	1,237,678	1,180,984
	$2,408,193	$2,289,982

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31	December 31
	2009	2008
	(Unaudited)
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$2,150,027	$2,029,328

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
The same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	3,306,374	3,185,675
Promissory notes payable to directors:
Promissory notes payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	119,822	123,306
	119,822	123,306
Promissory notes payable to unrelated parties:
Promissory notes payable to, unsecured, bearing interest at 1% per month,
Repayable September 30, 2009.	450,000	450,000
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,136,500	2,136,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing , repayable on July 17,
2005, which did not occur: currently due on demand	270,912	270,912
	3,127,412	3,127,412

Total current promissory notes payable	$6,553,608	$6,436,393

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

6. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payments”.

During the three months ended March 31, 2009, the Company granted 483,000 options in consideration of providing $120,699 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $54,572 and charged to interest expense. The weighted average per share fair value of these options issued in the period was $0.08. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 221%, risk-free interest rates of 1.67% and no assumed dividend rate. The Company apply zero forfeiture rate in calculating stock based compensation expenses.

During the year ended December 31, 2008, the Company granted 6,128,000 options. Of the total granted, 3,000,000 were granted with vesting conditions based on certain performance targets.  Even though a final measure of the value of compensation cost does not occur until performance is complete, the estimated fair value of these options was recognized as at December 31, 2008 in the amount of $84,210 and charged to product development costs.  This amount has been prorated based on the expected performance period.  In consideration of providing loan advances aggregating $569,328 to the Company, 2,278,000 options were granted and vested immediately. Compensation costs related to these options, being the fair value of the options, has been estimated to be $121,591 of which $71,191 has been charged to interest expense and $50,400 has been classified as deferred interest expenses. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 and have been charged to product development costs. The weighted average per share fair value of options issued in the period was $0.13 per option. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 188%, risk-free interest rate of 2.72% and zero dividend rate. The Company applies zero forfeiture rate in calculating stock-based compensation expenses.

During the year ended December 31, 2008, the Company cancelled 9,500,000 stock options from a director and 1,000,000 stock options from non-employees, all of which were not vested nor recorded as stock-based compensation expense prior to cancellation.  The remaining 2,000,000 stock options that were vested immediately were cancelled as per settlement agreement with a former consultant.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

6. Capital stock (continued)

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2009		December 31, 2008
	(Unaudited)
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	106,575,463	$0.25	118,196,463	$0.25
Granted	483,000	0.25	6,128,000	0.25
Cancelled	-	0.25	(12,500,000)	0.25
Expired	(220,000)	0.25	(5,249,000)	0.25

Outstanding, end of period	106,838,463	$0.25	106,575,463	$0.25

Exercisable, end of period	89,813,463	$0.25	89,550,463	$0.25

As of March 31, 2009, none of the stock options outstanding was in-the-money.
Unvested options at March 31, 2009 consist of 17,025,000 options which will vest based on achieving certain sales and performance targets, including 9,750,000 to two directors and 250,000 to a relative of a director of the Company. Compensation cost related to the 17,025,000 unvested options granted between 2004 to 2009, which value is estimated to be $1,948,758 will be recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

7. Contingencies

Accounts payable and accrued liabilities as of March 31, 2009 includes $180,666 (December 31, 2008 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

During the year ended December 31, 2008, a note payable creditor commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of March 31, 2009, the total outstanding notes payable and interest payable was $42,000.  The Company has agreed to settle this balance and is currently awaiting for final approval by Superior Court Judge.  The payment on settlement will be recorded upon final approval.

During the period, two other notes payable creditors commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of March 31, 2009, the total outstanding notes payable and interest payable to these two creditors were $1,019,036 and $894,949 respectively.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

8. Related party transactions

Related party transactions for the three months ended March 31, 2009 and 2008 included the following:

	2009	2008
	(Unaudited)
Product development costs
Directors and officers	$15,000	$15,000

Stock-based compensation in product development
Directors and officers	6,488	129,467

Interest expense
Directors and officers	3,839	4,686
Relatives of directors	89,442	86,246

Stock-based compensation in interest expense
Relatives of directors	37,772	-

Compensation
Directors and officers	79,950	79,950
Relatives of directors	9,000	9,000

	$241,491	$324,349

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

9.   Commitments: (continued)

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

10. Reconciliation of net loss to net cash used in operating activities
	Three Months Ended
	March 31
	2009	2008
	(Unaudited)

Net loss for the period	$(458,953)	$(526,207)
Add items not affecting cash:
Depreciation	433	306
Foreign exchange on notes payable	(3,484)	(5,918)
Stock-based compensation:
Product development	22,250	143,791
Interest	54,572	3,734
Non-cash working capital items:
Receivable and advances	3,125	(832)
Inventories	-	(21,997)
Prepaid expenses	(19,699)	(100)
Accounts payable and accrued liabilities	274,536	344,663

	$(127,220)	$(62,560)

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2009 and 2008
(Unaudited)

11.   Subsequent events

(a)           Subsequent to the period end, the Company’s board of directors approved a resolution to reduce the exercise price of all vested stock options from $0.25 to $0.05 per share provided the stock options are exercised on or before May 15, 2009.  If the stock options were not exercised, the original exercise price remains unchanged.

(b)           The Company’s board of directors also approved a resolution to sell a maximum of 50,000,000 common shares at the price of $0.05 per share with a minimum of 2,000,000 common shares which offer will expire on July 15, 2009.

(c)           The Company received a default judgment in favour of a creditor for a total amount of $177,844.87 which includes interest and disbursements.

F-11

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. Except for the description of historical facts contained herein, the Form 10Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2009, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

The Company is first targeting customers located in United States and in Canada. Pilot programs have been established in each and with pilot outcome results now becoming available, extensive selling activities are currently in process.

 Sales revenue for the three months ended March 31, 2009 was $Nil as compared to $1,739 for the same three month period last year. The decrease in sales was mainly due to the Company's new product is in the final stage of development and early stage of marketing campaign.  The Company is fine-tuning the HealthEConnect healthcare management software platform and coordination of software protocols from the various diagnostic equipment such as glucometers necessary for remote monitoring through the ALRT HealthEConnect.

Development costs were $68,750 for the quarter ended March 31, 2009 as compared with $190,814 for the quarter ended March 31, 2008. Development costs incurred during the first quarter of 2009 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Development costs for the three months ended March 31, 2009 and 2008 include $22,250 and $143,791, respectively, of stock-based compensation recognized in the period.

Interest expense was $237,836 for the quarter ended March 31, 2009 as compared with $168,396 for the quarter ended March 31, 2008. The amount for the current quarter included $54,572 relating to options issued in exchange for $120,699 loan received during the period which loans were repayable at demand secured by a floating charge against the Company’s assets.

 Professional fees were $11,777 for the quarter ended March 31, 2009 as compared with $14,280 for the quarter ended March 31, 2008. Fees were slightly lower due to less accounting and audit services obtained in the quarter.

 The selling, general and administrative expenses were $141,088 for the quarter ended March 31, 2009 as compared to $147,709 for the quarter ended March 31, 2008. The decrease relates primarily to lower compensation expenses incurred during the current quarter.

 Net loss of $458,953 for the quarter ended March 31, 2009 decreased from a loss of $526,207 for the same quarter in 2008 mainly due to decrease in product development costs as the produce development is close to maturing stage.

Liquidity and Capital Resources

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. All of the Company's debt financing is either due on demand or is overdue and now due on demand. The Company will seek to obtain creditors' consents to delay repayment of these outstanding promissory notes payable until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.  The Company is currently financed by loans from a relative of a director of the Company.

Cash Balances and Working Capital

As of March 31, 2009, the Company's cash balance was $1,380 compared to $7,901 as of December 31, 2008. As of March 31 2009, the Company had a working capital deficiency of $12,756,902 as compared to a working capital deficiency of $12,375,204 as of December 31, 2008.

Short and Long Term Liquidity

As of March 31, 2009, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the quarter was $127,220 in comparison with $62,560 generated during the same quarter last year. The increase was mainly due to increased payments to suppliers during the current quarter.

Cash Proceeds from Financing Activities

During the quarter ended March 31, 2009, the Company received $120,699 loan from a relative of a director as compared to $60,000 from a non-related party in the three-month period of 2008.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurauce that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the committee of Sponsoring Organizations of the Treadway commission to evaluate the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there is material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed in the preparation of audit and financial statements, footnotes, and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by the Chief Financial Officer and Controller.  The lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control.  The material weakness identified did not result in the restatement of any previously reported financial statements for 2007 or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly and annual financial reports are reviewed by the Chief Executive Officer and the Audit Committee for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it is immediately implemented.  We intend to implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer and Controller.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

PART II

ITEM 1A.                   RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 6.                      EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2009.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
President, Chief Executive Officer,
and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.