Form 10-Q
period 2009-06-30
ALR TECHNOLOGIES INC
filed 2009-08-19
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
YES [X]     NO [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,078,446 as of August 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Interim Consolidated Balance Sheets
($ United States)

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$607	$7,901
Accounts receivable, net of allowance of $748	160	5,048
(December 31, 2008 - $748)
Prepaid expenses and deposits	77,237	57,536
Deferred interest expenses (note 5)	16,800	50,400
	94,804	120,885
Equipment, net of accumulated depreciation	5,242	6,109
(net of accumulated depreciation of $25,438;
December 31, 2008 - $25,005)
	$100,046	$126,994

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$1,130,843	$1,088,256
Payroll payable	18,050	18,050
Interest payable (note 5)	2,985,687	2,613,008
Advances payable (note 5)	2,522,887	2,289,982
Promissory notes payable (notes 5 and 7)	6,563,678	6,436,393
	13,221,145	12,445,689
Shareholders' deficiency
Capital stock (note 6)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2008 - 76,078,446)	76,078	76,078
Additional paid-in capital	13,360,849	13,300,827
Accumulated deficit	(26,558,026)	(25,695,600)
	(13,121,099)	(12,318,695)
	$100,046	$126,994

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Consolidated Statement of Loss and Deficit
($ United States)
(Unaudited)

	Three months Ended		Six months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenue
Sales	$-	$7,199	$-	$8,938
Cost of sales	-	1,023	-	1,051
	-	6,176	-	7,887
Expenses
Depreciation	434	304	867	610
Development costs	46,500	46,522	115,250	237,336
Foreign exchange (gain) loss	13,174	1,799	5,082	(4,977)
Interest	210,797	185,316	448,633	353,712
Professional fees	22,869	21,510	34,646	35,790
Rent	8,582	13,384	15,702	26,573
Selling, general and administration	101,117	135,670	242,246	283,379
	403,473	404,505	862,426	932,423
Net loss	(403,473)	(398,329)	(862,426)	(924,536)
Accumulated deficit, beginning of period	(26,154,553)	(24,322,697)	(25,695,600)	(23,796,490)
Accumulated deficit, end of period	$(26,558,026)	$(24,721,026)	$(26,558,026)	$(24,721,026)
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	76,078,446

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Six Months Ended June 30, 2009 and Year Ended December 31, 2008
(Unaudited)

					Accumulated
	Capital Stock		Additional		Other	Total
	Number		Paid in	Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	Deficit	Income(Loss)	Deficiency
Balance, December 31, 2007 (audited)	76,078,446	$76,078	$12,951,235	$(23,796,490)	$-	$(10,769,177)

Stock-based compensation			349,592			349,592

Loss and comprehensive loss	-	-	-	(1,899,110)		(1,899,110)
Balance, December 31, 2008 (audited)	76,078,446	76,078	13,300,827	(25,695,600)		(12,318,695)

Stock-based compensation			60,022			60,022

Loss and comprehensive loss				(862,426)		(862,426)

Balance, June 30, 2009 (unaudited)	76,078,446	$76,078	$13,360,849	$(26,558,026)	$-	$(13,121,099)

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Statement of Cash Flows
($ United States)
(Unaudited )

	Three months Ended		Six months Ended
	June 30		June 30
	2009	2008	2009	2008
Cash flows from operating activities:
Cash received from customers	$1,763	$1,424	$4,888	$2,331
Cash paid to suppliers and employees	(921)	(290,465)	(130,736)	(350,166)
Interest paid	(1,615)	(2,701)	(2,145)	(6,467)
Net cash provided by (used in) operating
activities	(773)	(291,742)	(127,993)	(354,302)
Cash flows from financing activities:
Promissory notes payable	-	390,000	120,699	450,000
Net cash provided by financing activities	-	390,000	120,699	450,000
Increase (decrease) in cash during the period	(773)	98,258	(7,294)	95,698
Cash, beginning of period	1,380	413	7,901	2,973
Cash, end of period	$607	$98,671	$607	$98,671
Non-cash operating activities:
Stock-based compensation
Financing costs	$-	$-	$37,772	$104,534
Compensation costs	-	-	22,250	143,791
	$-	$-	$60,022	$248,325

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant operating losses over the past several fiscal years (Six months period ended June 30, 2009 - $862,426; 2008 - $924,536; 2007 -$812,172), is currently unable to self-finance operations, has working capital deficit of $13,126,341 as at June 30, 2009,  $12,324,804 as at December 31, 2008 (2007 - $10,773,657), a deficit of $26,558,026 as at June 30, 2009 , $25,695,600 as at December 31, 2008 (2007 - $23,796,490), limited resources, no source of operating cash flow and no assurances that sufficient funding will be available to conduct further product development and operations.

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

2. Significant accounting policies

The information included in the accompanying interim consolidated financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d) Recent accounting pronouncements

Effective April 1, we adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued - the filing time and date of our second-quarter 2009 Quarterly Report on Form 10-Q.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009.  The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of adoption of SFAS 168 but does not expect adoption to have a material impact on results of operations, cash flows or financial position.

3. Inventories

		June 30		December 31
		2009		2008
		(Unaudited)		(Audited)
Inventories, at cost		$263,520		$263,520
Provision for decline of value		(263,520)		(263,520)
	$	Nil	$	Nil

The Company's inventories consists of product parts and finished goods inventories. The Company has expended significant efforts introducing its Human Prescription Reminders ("Med Reminders") to disease management companies, home care companies, pharmaceutical manufacturers, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. Sales to December 31, 2008 have not been sufficient for the Company to realize its investment in these inventories. Management plans to recover its investment in inventories through sales via the channels indicated above and through international markets. As of December 31, 2008, management had recorded a provision of $263,520 (December 31, 2008 - $263,520) in respect of its Med Reminder inventory.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

4. Prepaid expenses and deposits

The Company's prepaid expenses include $77,000 prepaid commission expenses.

5. Promissory notes payable

During the six months ended June 30, 2009, the Company received a total of $120,699 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is secured by a floating charge against assets of the Company. As further consideration, 483,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued.

During the year ended December 31, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note is due for repayment on September 30, 2009 with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation arising from this stock option has been estimated to be $104,534 using the Black-Scholes option pricing model and amortized as interest expenses over the loan period. As of June 30, 2009, the unamortized interest was $16,800.

During the six month period ended June 30, 2009, a promissory note repayable in Canadian dollars to a director increased by $6,076 due to unfavorable exchange rate changes with the United States dollars.

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Interest payable to:
Relatives of directors	$1,438,487	$1,257,586
Companies controlled by directors	5,790	5,790
Directors	81,833	69,545
Non-related parties	1,459,577	1,280,087
	$2,985,687	$2,613,008

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Advances payable to:
Relatives of directors	$15,468	$19,335
Companies controlled by directors	1,213,191	1,089,663
Directors	1,294,228	1,180,984
	$2,522,887	$2,289,982

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$2,150,027	$2,029,328

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	251,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1%, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
The same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	3,306,374	3,185,675
Promissory notes payable to directors:
Promissory notes payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	129,892	123,306
	129,892	123,306
Promissory notes payable to unrelated parties:
Promissory notes payable to, unsecured, bearing interest at 1% per month,
Repayable September 30, 2009.	450,000	450,000
$50,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	2,136,500	2,136,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing , repayable on July 17,
2005, which did not occur: currently due on demand	270,912	270,912
	3,127,412	3,127,412

Total current promissory notes payable	$6,563,678	$6,436,393

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

6. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of SFAS No. 123R “Share Based Payments”.

During the six months ended June 30, 2009, the Company granted 483,000 options in consideration of providing $120,699 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $71,372 and charged to interest expense. The weighted average per share fair value of these options issued in the period was $0.08. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 221% risk-free interest rates of 1.67% and no assumed dividend rate. The Company apply zero forfeiture rate in calculating stock based compensation expenses.

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

6. Capital stock (continued)

A summary of stock option activity is as follows:

	Six months Ended		Year Ended
	June 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	106,575,463	$0.25	118,196,463	$0.25
Granted	483,000	0.25	6,128,000	0.25
Cancelled	-	0.25	(12,500,000)	0.25
Expired	(61,542,463)	0.25	(5,249,000)	0.25

Outstanding, end of period	45,516,000	$0.25	106,575,463	$0.25

Exercisable, end of period	29,991,000	$0.25	89,550,463	$0.25

The aggregate intrinsic value represents the total pre-tax intrinsic value for in-the-money options, based on the $0.08 closing stock price of the Company’s common stock on the NASDAQ over the counter market on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2009, none of the stock options outstanding was in-the-money.

Unvested options at June 30, 2009 consist of 15,525,000 options which will vest based on achieving certain sales and performance targets, including 9,750,000 to two directors and 250,000 to a relative of a director of the Company. Compensation cost related to the 17,025,000 unvested options granted between 2004 to 2009, which value is estimated to be $1,948,758 will be recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

7. Legal actions

Accounts payable and accrued liabilities as of June 30, 2009 includes $180,666 (December 31, 2008 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

During the year ended December 31, 2008, a note payable creditor commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of June 30, 2009, the total outstanding notes payable and interest payable was $42,000.  The Company has agreed to settle this balance and is currently awaiting for final approval by Superior Court Judge.  The payment on settlement will be recorded subsequent to the period end.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

7. Legal actions (continued)

During the period, two other notes payable creditors commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of June 30, 2009, the total outstanding notes payable and interest payable to these two creditors were $1,035,536 and $912,949 respectively.

8. Related party transactions

Related party transactions for the six months ended June 30, 2009 and 2008 included the following:

	2009	2008
	(Unaudited)	(Unaudited)
Product development costs
Directors and officers	$30,000	$30,000

Stock-based compensation in product development
Directors and officers	6,488	129,467

Interest expense
Directors and officers	12,289	6,213
Relatives of directors	180,900	172,077

Stock-based compensation in interest expense
Relatives of directors	37,772	-

Compensation
Directors and officers	159,900	159,900
Relatives of directors	18,000	18,000

	$445,349	$515,657

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

9. Commitments: (continued)

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

10. Reconciliation of net loss to net cash used in operating activities

	Three months Ended		Six months Ended
	June 30		June 30
	2009	2008	2009	2008
Net loss for the period	$(403,473)	$(398,329)	$(862,426)	$(924,536)
Add items not affecting cash:
Depreciation	434	304	867	610
Foreign exchange on note payable	10,070	1,342	6,586	(4,576)
Stock-based compensation:
Product development	-	-	22,250	143,791
Interest	16,800	16,800	71,372	20,534
Selling, general and administration	-	-		-
Non-cash working capital items:
Receivable and advances	1,763	(30,775)	4,888	(31,607)
Inventories	-	1,023	-	(20,974)
Prepaid expenses	(2)	(2,200)	(19,701)	(2,300)
Accounts payable and accrued liabilities	373,635	120,093	648,171	464,756
	$(773)	$(291,742)	$(127,993)	$(354,302)

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Six months Ended June 30, 2009 and 2008
(Unaudited)

11. Financial instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and bank loan. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s bank loan consists of its revolving credit facility. The carrying value of the revolving credit facility approximates fair value as the interest rate fluctuates with market conditions.

12. Subsequent event

Subsequent event has been evaluated through August 10, 2009, the date these financial statements were issued.  There was no event that requires disclosure.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at June 30, 2009, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

The Company is first targeting customers located in United States and in Canada. Pilot programs have been established in each and with pilot outcome results now becoming available, extensive selling activities are being planned for currently in process.

           Sales revenue for the six months ended June 30, 2009, sales revenue was $Nil as compared to $8,938 for the same six months period last year. The decrease in sales was mainly due to the Company's new product is in the final stage of development and early stage of marketing campaign.  The Company is fine-tuning the HealthEConnect healthcare management software platform and coordination of software protocols from the various diagnostic equipment such as glucometers necessary for remote monitoring through the ALRT HealthEConnect.

Development costs were $115,250 for the quarter ended June 30, 2009 as compared with $237,336 for the quarter ended June 30, 2008. Development costs incurred during the first quarter of 2009 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Development costs for the six months ended June 30, 2009 and 2008 include $22,250 and $237,336, respectively, of stock-based compensation recognized in the period.

Interest expense was $448,633 for the six months ended June 30, 2009 as compared with $353,712 for the six months ended June 30, 2008. The amount for the six months period included $71,372 relating to options issued in exchange for $120,699 loan received during the period which loans were repayable at demand secured by a floating charge against the Company’s assets.

Professional fees were $34,646 for the six months ended June 30, 2009 as compared with $35,790 for the six months ended June 30, 2008. Fees were slightly lower due to less accounting and audit services obtained in the period.

The selling, general and administrative expenses were $242,246 for the six months ended June 30, 2009 as compared to $283,379 for the six months ended June 30, 2008. The decrease relates primarily to lower compensation expenses incurred during the current period.

Net loss of $862,426 for the six months ended June 30, 2009 decreased from a loss of $924,536 for the same period in 2008 mainly due to decrease in product development costs as the produce development is close to maturing stage.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of June 30, 2009, the Company's cash balance was $607 compared to $7,901 as of December 31, 2008. As of June 30 2009, the Company had a working capital deficiency of $13,126,341 as compared to a working capital deficiency of $12,324,804 as of December 31, 2008.

Short and Long Term Liquidity

As of June 30, 2009, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

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

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2009 was $127,993 in comparison with $354,302 used during the same period last year. The decrease was mainly due to decreased payments to suppliers during the current period.

Cash Proceeds from Financing Activities

During the six months ended June 30, 2009, the Company received $120,699 loan from a relative of a director as compared to $450,000 from a non-related party in the six months period of 2008.

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

ITEM 4.         CONTROLS AND PROCEDURES.

           Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of August, 2009.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer Secretary/Treasurer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.