Form 10-Q
period 2009-09-30
ALR TECHNOLOGIES INC
filed 2009-11-16
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,078,446 as of November 13, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Interim Consolidated Balance Sheets
($ United States)

	September 30	December 31
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$414	$7,901
Accounts receivable, net of allowance of $908	-	5,048
(December 31, 2008 - $748)
Prepaid expenses and deposits	10,041	57,536
Deferred interest expenses (note 5)	-	50,400
Total current assets	10,455	120,885
Equipment, net of accumulated depreciation	4,808	6,109
(net of accumulated depreciation of $26,306;
December 31, 2008 - $25,005)
	$15,263	$126,994

Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$879,395	$1,088,256
Payroll payable	18,050	18,050
Interest payable (note 5)	765,714	2,613,008
Advances payable (note 5)	513,391	2,289,982
Promissory notes payable (notes 5 and 7)	4,833,833	6,436,393
Total current liabilities	7,010,383	12,445,689
Shareholders' deficiency
Capital stock (note 6)
350,000,000 common shares with a par
value of $0.001 per share authorized
76,078,446 issued
(December 31, 2008 - 76,078,446)	76,078	76,078
Commitment to issue shares (note 6(c))	6,762,473	-
Additional paid-in capital	13,377,121	13,300,827
Accumulated deficit	(27,210,792)	(25,695,600)
	(6,995,120)	(12,318,695)
	$15,263	$126,994

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Consolidated Statement of Loss and Deficit
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

	Three months Ended		Nine months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenue
Sales	$-	$1,988	$-	$10,926
Cost of sales	-	90	-	1,141
	-	1,898	-	9,785
Expenses
Depreciation	434	306	1,301	916
Development costs	100,947	46,500	216,197	283,836
Foreign exchange (gain) loss	30,345	(6,805)	35,404	(11,782)
Interest	214,305	203,992	662,938	557,704
Professional fees	54,390	16,522	89,036	52,312
Rent	9,218	14,172	24,920	40,745
Selling, general and administration	243,127	205,918	485,396	489,297
	652,766	480,605	1,515,192	1,413,028
Net loss	(652,766)	(478,707)	(1,515,192)	(1,403,243)
Accumulated deficit, beginning of period	(26,558,026)	(24,721,026)	(25,695,600)	(23,796,490)
Accumulated deficit, end of period	$(27,210,792)	$(25,199,733)	$(27,210,792)	$(25,199,733)
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding,
- basic and diluted	76,078,446	76,078,446	76,078,446	76,078,446

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Consolidated Statement of Shareholders' Deficiency and Comprehensive Loss
($ United States)
Nine Months Ended September 30, 2009 and Year Ended December 31, 2008
(Unaudited)

	Capital Stock		Commitment	Additional		Total
	Number		to Issue	Paid in		Shareholders’
	of Shares	Amount	Shares	Capital	Deficit	Deficiency
Balance, December 31, 2007	76,078,446	$76,078	$-	$12,951,235	$(23,796,490)	$(10,769,177)

Stock-based compensation				349,592		349,592

Loss and comprehensive loss	-	-	-		(1,899,110)	(1,899,110)

Balance, December 31, 2008	76,078,446	76,078	-	13,300,827	(25,695,600)	(12,318,695)

Commitment to issue shares			6,762,473			6,762,473

Stock-based compensation				76,294		76,294

Loss and comprehensive loss					(1,515,192)	(1,515,192)

Balance, September 30, 2009 (unaudited)	76,078,446	$76,078	$6,762,473	$13,377,121	$(27,210,792)	$(6,995,120)

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.

Interim Statement of Cash Flows
($ United States)
Nine Months Ended September 30, 2009 and 2008
(Unaudited )

	Three months Ended		Nine months Ended
	September 30		September 30
	2009	2008	2009	2008
Cash flows from operating activities:
Cash received from customers	$160	$10,568	$5,048	$12,899
Cash paid to suppliers and employees	(36,348)	(101,299)	(167,084)	(451,465)
Interest paid	1,815	(3,270)	(330)	(9,737)
Net cash provided by (used in) operating
activities	(34,373)	(94,001)	(162,366)	(448,303)
Cash flows from financing activities:
Promissory notes payable	34,180	18,000	154,879	518,000

Promissory notes repaid				(50,000)
Net cash provided by financing activities	34,180	18,000	154,879	468,000
Increase (decrease) in cash during the period	(193)	(76,001)	(7,487)	19,697
Cash, beginning of period	607	98,671	7,901	2,973
Cash, end of period	$414	$22,670	$414	$22,670
Non-cash operating activities:
Stock-based compensation
Financing costs	$16,272	$8,886	$54,044	$104,534
Compensation costs	-	16,800	22,250	143,791
Commitment to issue shares from the settlement of promissory notes, accounts payable and advances	6,762,473	-	6,762,473	-
	$6,778,745	$25,686	$6,838,767	$248,325

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

1. Basis of presentation

ALR TECHNOLOGIES, INC. (the "Company") was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant.

In April 2008, the Company incorporated a wholly-owned subsidiary in Canada, Canada ALRTech Health Systems Inc. and its activities have been included in the Company’s consolidated financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant operating losses over the past several fiscal years (nine months period ended September 30, 2009 - $1,515,192; 2008 - $1,403,243; 2007 -$1,190,019), is currently unable to self-finance operations, has working capital deficit of $6,999,928 as at September 30, 2009,  $12,324,804 as at December 31, 2008 (2007 - $10,769,177), a deficit of $27,210,792 as at September 30, 2009 , $25,695,600 as at December 31, 2008  (2007 - $23,796,490), limited resources, no source of operating cash flow and no assurances that sufficient funding will be available to conduct further product development and operations.

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
($ United States)
Nine months Ended September 30, 2009 and 2008
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

a) Stock-based compensation:

The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

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

d) Recent accounting pronouncements

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions as required.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

Effective January 1, 2008, the Company adopted ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 825-10.  ASC 825-10 extends disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods and disclosure of the methods and significant assumptions used to estimate fair value.  ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s financial statements.

3. Inventories

		September 30		December 31
		2009		2008
Inventories, at cost		$263,520		$263,520
Provision for decline of value		(263,520)		(263,520)
	$	Nil	$	Nil

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

4. Prepaid expenses and deposits

The Company's has prepaid expenses of $10,041 during the period.

5. Promissory notes payable

During the nine months ended September 30, 2009, the Company received a total of $154,879 from a relative of a director in exchange for promissory notes payable. The promissory note is due on demand with interest at 1.0% per month and is secured by a floating charge against assets of the Company. As further consideration, 620,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued (see note 6(b)).

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay the two notes payable creditors an aggregate payment of $675,000, being partial payment of total interest outstanding plus $40,000 legal fees. On the same date, this partial judgment was assigned to a relative of a director. (note 7)

During the year ended December 31, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory note is due for repayment on September 30, 2009 with interest at 1.0% per month and is unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation arising from this stock option has been estimated to be $104,534 using the Black-Scholes option pricing model and amortized as interest expenses over the loan period. As of September 30, 2009, the unamortized interest was $0.

During the nine month period ended September 30, 2009, a promissory note repayable in Canadian dollars to a director increased by $13,115 due to unfavorable exchange rate changes with the United States dollars.

	September 30	December 31
	2009	2008
Interest payable to:
Relatives of directors	$314,906	$1,257,586
Companies controlled by directors	-	5,790
Directors	1,166	69,545
Non-related parties	449,642	1,280,087
	$765,714	$2,613,008

	September 30	December 31
	2009	2008
Advances payable to:
Relatives of directors	$158	$19,335
Companies controlled by directors	65,525	1,089,663
Directors	447,708	1,180,984
	$513,391	$2,289,982

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

	September 30	December 31
	2009	2008

Promissory notes payable to relatives of directors:

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1% per month, due on demand	$845,618	$2,029,328

Promissory notes payable to a relative of a director, secured by a general security
agreement bearing interest at the rate of 1.25% per month, due on demand	51,347	251,347

Promissory notes payable to relatives of a director, secured by a general security
agreement bearing interest at the U.S. bank prime rate plus 1% per month, due on demand	500,000	500,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, which did not occur; currently due on demand with
The same interest rate	110,000	110,000

Promissory notes payable, unsecured, from relatives of a director, bearing interest
at 1% per month, due on demand	295,000	295,000
	1,801,965	3,185,675
Promissory notes payable to directors:
Promissory notes payable to a director, unsecured, bearing interest at 1% per
month, due on demand (Cdn $151,000)	-	123,306
	-	123,306
Promissory notes payable to unrelated parties:
Promissory notes payable to, unsecured, bearing interest at 1% per month,
Repayable September 30, 2009.	450,000	450,000
Promissory notes payable to, unsecured, bearing interest at 1% per month,
which did not occur; currently all due on demand with the same interest rate	2,040,956	2,136,500

Promissory notes payable, unsecured, bearing interest at 0.625% per month, with
$40,000 repayable on December 31, 2004, which did not occur; currently all due
on demand with the same interest rate	40,000	40,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31,
2003, which did not occur; currently all due on demand	230,000	230,000

Promissory note payable, unsecured, non-interest bearing , repayable on July 17,
2005, which did not occur: currently due on demand	270,912	270,912
	3,031,868	3,127,412

Total current promissory notes payable	$4,833,833	$6,436,393

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

6. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Codification No. 123R “Share Based Payments”.

During the nine months ended September 30, 2009, the Company granted 620,000 options in consideration of providing $154,879 loan to the Company. Compensation cost related to these options, being the fair value of the options, has been estimated to be $54,044 and charged to interest expense. The weighted average per share fair value of these options issued in the period was $0.09. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 225% risk-free interest rates of 1.81% and no assumed dividend rate. The Company applied zero forfeiture rate in calculating stock based compensation expenses.

During the nine months ended September 30, 2009, 61,542,463 stock options expired unexercised.  In addition, 5,827,000 stock options were cancelled as holder of stock options agreed to do so after accepting the right to subscribe the equivalent number of common shares from the Company at the price of $0.05 per share.

During the year ended December 31, 2008, the Company granted 6,128,000 options. Of the total granted, 3,000,000 were granted with vesting conditions based on certain performance targets.  Even though a final measure of the value of compensation cost does not occur until performance is complete, the estimated fair value of these options was recognized as at December 31, 2008 in the amount of $84,210 and charged to product development costs.  This amount has been prorated based on the expected performance period.  In consideration of providing loan advances aggregating $569,328 to the Company, 2,278,000 options were granted and vested immediately. Compensation costs related to these options, being the fair value of the options, has been estimated to be $121,591 of which $71,191 has been charged to interest expense and $50,400 has been classified as deferred interest expenses. The balance of the 850,000 stock options were granted for services and vested immediately. Compensation costs related to these options, being the fair value of the options, have been estimated to be $143,791 and have been charged to product development costs. The weighted average per share fair value of options issued in 2008 was $0.13 per option. The fair value of the options was determined using the Black-Scholes option pricing model, using the expected life of the options of 5 years, volatility factors of 188%, risk-free interest rate of 2.72% and zero dividend rate. The Company applies zero forfeiture rate in calculating stock-based compensation expenses.

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

6. Capital stock (continued)

A summary of stock option activity is as follows:

	Nine months Ended		Year Ended
	September 30, 2009		December 31, 2008
	(Unaudited)		(Audited)
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	106,575,463	$0.25	118,196,463	$0.25
Granted	620,000	0.25	6,128,000	0.25
Cancelled	(5,827,000)	0.25	(12,500,000)	0.25
Expired	(61,542,463)	0.25	(5,249,000)	0.25

Outstanding, end of period	39,826,000	$0.25	106,575,463	$0.25

Exercisable, end of period	24,576,000	$0.25	89,550,463	$0.25

As of September 30, 2009, none of the stock options outstanding were in-the-money.

Unvested options at September 30, 2009 consist of 15,450,000 options which will vest based on achieving certain sales and performance targets, including 9,750,000 to two directors and 250,000 to a relative of a director of the Company. Compensation cost related to the 17,025,000 unvested options granted between 2004 to 2009, which value is estimated to be $1,948,758 will be recorded in the period in which the sales or performance targets are achieved or probable of being achieved.

c)  Commitment to issue shares:

During the period, the Company offered to its creditors and consultants to purchase up to 135,449,463 common shares at a price of $0.05 per share for a total amount of $6,772,473.  The agreements were completed on September 30, 2009 and were approved by the board of directors in October 2009.  Of the total, 135,249,463 common shares for a total of $6,762,473 were subscribed by creditors who had agreed to pay for the shares with their debt.  The balance of 200,000 common shares were subscribed by two consultants who paid $10,000 in cash subsequently in October 2009.  The following table describes the details of payments of the entire subscription:

	Number of		Promissory				Total
	Shares	Interest	Notes	Advances	Accounts		Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Cash	Subscribed
Relatives of directors	66,507,896	$803,897	$831,876	$1,689,623	$-	$-	$3,325,396

Directors	21,141,225	511,418	140,832	404,811	-	-	1,057,061

Non-related parties	47,800,342	1,099,792	802,258	108,000	369,966	10,000	2,390,016

Total	135,449,463	$2,415,107	$1,774,966	$2,202,434	$369,966	$10,000	$6,772,473

As of September 30, 2009, a total of $6,762,473 being the total shares subscribed less $10,000 to be received by cash, was recorded as the Commitment to Issue Shares.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

7. Legal actions

Accounts payable and accrued liabilities as of September 30, 2009 includes $180,666 (December 31, 2008 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. The gain on settlement of the account payable, if any, will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

On July 21, 2009, two notes payable creditors commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest. On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay the two notes payable creditors an aggregate payment of $675,000, being partial payment of total interest outstanding as of June 30, 2009 plus $40,000 legal fees. On the same date, this partial judgment was assigned to a relative of a director.

During the year ended December 31, 2008, a note payable creditor commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of September 30, 2009, the total outstanding notes payable and interest payable was $44,700.  The Company has agreed to settle this balance and was awaiting for final approval by Superior Court Judge.  The payment on settlement will be recorded subsequent to the period end.

8. Related party transactions

Related party transactions for the nine months ended September 30, 2009 and 2008 included the following:

	2009	2008
	(Unaudited)	(Unaudited)
Product development costs
Directors and officers	$45,000	$45,000

Stock-based compensation in product development
Directors and officers	6,488	129,467

Interest expense
Directors and officers	11,679	10,550
Relatives of directors	273,787	259,140

Stock-based compensation in interest expense
Relatives of directors	54,044	8,886

Compensation
Directors and officers	239,850	2239,850
Relatives of directors	27,000	27,000

	$657,848	$719,893

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
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

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

10. Reconciliation of net loss to net cash used in operating activities

	Three months Ended		Nine months Ended
	September 30		September 30
	2009	2008	2009	2008
Net loss for the period	$(652,766)	$(478,707)	$(1,515,192)	$(1,403,243)
Add items not affecting cash:
Depreciation	434	306	1,301	916
Foreign exchange on note payable	24,055	(5,777)	30,641	(10,353)
Stock-based compensation:
Product development	-	-	22,250	143,791
Interest	33,072	25,686	104,444	46,220
Selling, general and administration	-	-		-
Non-cash working capital items:
Receivable and advances	160	33,580	5,048	1,973
Inventories	-	79,593	-	58,619
Prepaid expenses	67,196	(37,828)	47,495	(40,128)
Accounts payable and accrued liabilities	493,476	289,146	1,141,647	753,902

	$(34,373)	$(94,001)	$(162,366)	$(448,303)

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Nine months Ended September 30, 2009 and 2008
(Unaudited)

11. Financial instruments

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities, promissory notes, advances payable and interest payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The carrying value of the promissory notes, advances payable and interest payable reflects the Company’s legal obligation as the amounts have passed their maturity dates.

12. Subsequent event

Subsequent event has been evaluated through November 13, 2009, the date these financial statements were issued.  There was no event that requires disclosure other than those already disclosed above.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Except for the description of historical facts contained herein, the Form 10Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Basis of Presentation. The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at September 30, 2009, there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Sales revenue for the quarter ended September 30, 2009 was $0 as compared to $0 for the same quarter last year. There were no sales as the Company's new product is in the final stage of development and early stage of marketing campaign.  The Company is fine-tuning the HealthEConnect healthcare management software platform and coordination of software protocols from the various diagnostic equipment such as glucometers necessary for remote monitoring through the ALRT HealthEConnect.

Sales revenue for the nine months ended September 30, 2009 was $0 as compared to $10,926 for the same nine months period last year. The decrease in sales was mainly due to the Company's new product is in the final stage of development and early stage of marketing campaign.  The Company is fine-tuning the HealthEConnect healthcare management software platform and coordination of software protocols from the various diagnostic equipment such as glucometers necessary for remote monitoring through the ALRT HealthEConnect.

Development costs were $100,947 for the quarter ended September 30, 2009 as compared with $46,500 for the same quarter last year. Development costs incurred during the third quarter of 2009 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Development costs were $216,197 for the nine months ended September 30, 2009 as compared with $283,836 for the nine months ended September 30, 2008. Development costs incurred during the nine months of 2009 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).  Development costs for the nine months ended September 30, 2009 and 2008 include $22,250 and $143,791, respectively, of stock-based compensation recognized in the period.

Interest expense was $214,305 for the quarter ended September 30, 2009 as compared with $203,992 for the same quarter last year. The amount for the quarter included $16,272 relating to options issued in exchange for $34,180 loan received during the period which loans were repayable at demand secured by a floating charge against the Company’s assets.  In addition, the amount for the quarter also include $16,800 being the pro-rated portion of stock-based compensation arising from a portion of the $450,000 loan received in March 2008 repayable on September 30, 2009.

Interest expense was $662,938 for the nine months ended September 30, 2009 as compared with $557,704 for the nine months ended September 30, 2008. The amount for the nine months period included $54,044 relating to options issued in exchange for $154,879 loan received during the period which loans were repayable at demand secured by a floating charge against the Company’s assets.

Professional fees were $54,390 for the quarter ended September 30, 2009 as compared with $16,522 for the quarter ended September 30, 2008. Fees were increased significantly due to extra $40,000 legal costs from the court judgment (note 5).

Professional fees were $89,036 for the nine months ended September 30, 2009 as compared with $52,312 for the nine months ended September 30, 2008. Fees were increased significantly due to extra $40,000 legal costs from the court judgment received in September 2009 (note 5).

The selling, general and administrative expenses were $243,127 for the quarter ended September 30, 2009 as compared to $205,918 for the quarter ended September 30, 2008. The increase relates primarily to higher bad debt expenses incurred during the current quarter.

The selling, general and administrative expenses were $485,396 for the nine months ended September 30, 2009 as compared to $489,297 for the nine months ended September 30, 2008. The decrease relates primarily to lower compensation, market development expenses counter-balanced by increased bad debt incurred during the current period.

Net loss of $652,766 for the quarter ended September 30, 2009 increased from a loss of $478,707 for the same quarter in 2008 mainly due to increase in legal costs and development costs.

Net loss of $1,515,192 for the nine months ended September 30, 2009 increased from a loss of $1,403,243 for the same period in 2008 mainly due to increase in interest expenses and legal costs.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of September 30, 2009, the Company's cash balance was $414 compared to $7,901 as of December 31, 2008. As of September 30 2009, the Company had a working capital deficiency of $6,999,928 as compared to a working capital deficiency of $12,324,804 as of December 31, 2008.   The decrease was mainly due to the conversion of debt into subscribed common shares of the Company in the amount of $6,762,473.

Short and Long Term Liquidity

As of September 30, 2009, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

All of the Company's debt financing is either due on demand. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2009 was $162,366 in comparison with $448,303 used during the same period last year. The decrease was mainly due to decreased payments to suppliers during the current period.

Cash Proceeds from Financing Activities

During the nine months ended September 30, 2009, the Company received $154,879 loan from a relative of a director as compared to $450,000 from a non-related party and $68,000 from a relative of a director during in the nine months period of 2008.

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

ITEM 4.                  CONTROLS AND PROCEDURES.

           Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.               RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 6.                  EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Description
10.1	License and Commercialization Agreement with Pari Respiratory Equipment, Inc.

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2009.

ALR TECHNOLOGIES INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer Secretary/Treasurer and Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	License and Commercialization Agreement with Pari Respiratory Equipment, Inc.

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.