Form 10-Q/A
period 2009-09-30
ALR TECHNOLOGIES INC
filed 2010-01-28
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

We are amended this Form 10-Q to disclose that the SEC rejected our request for confidential treatment on portions of our agreement with Pari Respiratory Equipment, Inc. Accordingly, we withdraw our request for confidential treatment thereof.  The complete text of the agreement is contained in Exhibit 10.1 to this Form 10-Q/A-1.

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
Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of January, 2010.

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