Form 10-K
period 2009-12-31
ALR TECHNOLOGIES INC
filed 2010-04-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2009

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339
(Address of principal executive offices, including zip code.)

(678) 881-0002
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:  YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2010: $1,562,240.

At April 13, 2010, 211,527,909 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.             BUSINESS.

Background

ALR TECHNOLOGIES INC. (the “Company” or “ALRT”) was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.  In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. (“ALR”).

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Products

The Company has developed a compliance and healthcare monitoring system and a line of medication compliance reminder devices that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor their compliance as well as diagnostic data from devices such as glucometers, nebulizer compressors, and intervene as necessary for non-compliant patients.  The primary target market is to assist the healthcare professional in providing a comprehensive patient compliance system for their patients with chronic disease or at risk for developing chronic disease.  Also targeted are hospitals to utilize the system to reduce hospital “re-admission” rates by keeping the discharged patient on their care plan. Secondary markets exist for vision care and contact lens replacement reminders, reminders for vitamins, nutrition and weight management programs and reminders for medications for companion animals.

The primary business development focus for the Company is its proprietary ALRT Health-e-Connect System™ (Health-e-Connect).  It is a health management compliance monitoring system that contains several independent features that can be combined or used independently depending on the specific need for a disease population group.

The comprehensive system, the Health-e-Connect, allows health care professionals to program compliance reminders for patients with chronic conditions such as diabetes, COPD and other disease states.  The compliance reminders can be in the form of text messages on the patient’s cell phone, text alerts on the Constant Health Companion™ (CHC) compliance reminder product or email alerts.  The health professional can also monitor the patient’s compliance with medications, treatments or with the use of diagnostic readings from the glucometers, nebulizer compressors and other equipment. Health-e-Connect is a unique software system that provides communications links and remote monitoring for health professionals or caregivers to utilize, also allows for services from physicians that health insurance payers reimburse the physicians for.

Constant Health CompanionTM (CHC)

The Health-e-Connect can be utilized directly with patients without the need for the CHC but the company has developed the CHC for selected patient situations, where the cell phone text messaging will not be used, and for use with nebulizer compressor monitoring for patients with COPD or cystic fibrosis. The Company has developed the CHC with the intent of adding a feature for giving specific instructions.  Thus, the actions/medications that need to be taken at a specific time will be displayed on the LCD screen.  Although the Health-e-Connect system will be available much sooner that the CHC, the enhancements allowing for the remote monitoring of compliance data and diagnostic data now complete the full commercial introduction of the CHC will be third quarter of 2010. This model is PC programmable and contains a LCD display. Additional memory will allow the Reminder to store the list of medications used by the patient and an emergency contact list. The product users can also subscribe to the home monitoring system that allows registered recipients to monitor compliance.  The product saves compliance profile of the patient for up to 12 months.

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

The monitoring capabilities with the Health-e-Connect and the CHC have been in pilot testing for more than two years and commercial introduction will commence in the third quarter to coincide with the introduction of the CHC. In addition to the reminder capability of the CHC, this system will provide the additional feature of allowing for the remote monitoring of reminder acknowledgments. This feature will enable a treatment center or other caregiver to intervene if it is deemed that the patient is not taking their medications as prescribed. The Health-e-Connect, which is a home monitoring system, will also allow a treatment center and other health care professionals to remotely change a patient’s reminder timing and/or the actions/doses/medications to take at the time of each reminder. This interactive system was designed and developed in response to the needs of patients with special and critical needs, such as heart disease patients, organ transplant recipients, cancer patients, severe diabetics, HIV patients and patients with other chronic diseases.  Busy lifestyle and complex medications, or disease management regimen; contribute greatly to a person’s non-compliance.  Benefits include the following:

-	Reminds patient when to take medications
-	Displays the medications or actions to take at the time of each reminder
-	Saves up to one year of compliance data
-	Easy to retrieve and determine level of compliance
-	Insurance provider can base co-pay or insurance premium on level of compliance
-	Improved compliance may result in hundreds or thousands of dollars in cost savings each year per patient
-	Either the users or their insurance provider can subscribe the user to the CHC monitoring service.

-	The patient, caregiver and/or insurance provider can retrieve the data after a set period of time to determine the patient’s level of compliance
-	Compliance can be checked regularly to assess how well certain medication approaches are working
-	Medication co-pays can be determined by the plan members compliance grade achieved:
	-	either less co-pay, if graded compliant; or
	-	more co-pay, if graded noncompliant
-	CHC is PC programmable, easy to set, easy to use
-	Can be set by the patient, care-giver, or a disease management company and
-	Can be set and mailed to the patient

ALRT Health-e-Connect System TM for Diabetes Monitoring

Health-e-Connect for diabetes monitoring is designed to complement the Company’s CHC patient compliance system.  The System is a communications software platform that will enable health professionals to remotely monitor the health progress specifically relating to diabetic patients. This will facilitate more effective and timely communication of care to these patients.

Diabetes is a leading cause of death, serious illness and disability across North America.  In the United States, it is estimated that 23.6 million people have diabetes. The Canadian Diabetes Association estimates that currently over 2 million Canadians have diabetes and this number is expected to rise to 3 million by the end of the decade. Medical costs due to diabetes and its complications are enormous. In the United States, such costs are estimated to be over $130 billion a year and in Canada, healthcare costs associated with diabetes is $13.2 billion annually.

Diabetes is a lifelong chronic disease with no cure.  However, diabetics can take steps to control their disease and reduce the risk of developing the associated serious complications thereby controlling healthcare costs.  The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that “Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”  The Company’s Health-e-Connect for diabetes monitoring provides an affordable and easy to use communication network as recommended by the Committee.

The Company’s Health-e-Connect adapted to the Canadian market will also be available. ERS Endocrine Research Inc. (“ERS”) Vancouver, Canada will be announcing the results of a clinical trial in the second quarter of 2010.  The system allows upload of data directly from glucometers for review remotely by health professionals and caregivers.

ALRT Health-e-Connect System TM for Respiratory Health Management

The Company has the first and only nebulizer compressor monitoring system in the world. This system enables physicians and caregivers to monitor the use of the nebulizer; the time of day used and the duration of time used. This monitoring is especially important to the millions of people who suffer from COPD and have to take nebulized medications daily. The system consists of the CHC connected to nebulizer models that include the connectivity and a transmission modem. The Company received a patent from the US patent office for this system. Primary benefits and features of this system include:

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

The Company’s comprehensive Health-e-Connect is the only device currently available that combines portability, compliance reminders, compliance monitoring and communications network for health professionals.

Reimbursement for Health Professionals

The Company is working on confirmation that Health-e-Connect will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough as physicians will be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing our Health-e-Connect and CHC system for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients health benefit plan as well as to health plan payers due to the significant ROI they can achieve by keeping employees/plan members with conditions such as diabetes healthy.  To reach these market targets the Company is utilizing independent sales consultants who have relationships with the target organizations as well as developing partnerships with health care service companies.

The Company is first targeting customers located in United States because of the large market potential but will also be establishing selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

The Company’s initial target market consists of patients with diabetes and also those with COPD (chronic obstructive pulmonary disease).  People with conditions such as cystic fibrosis, transplant patients, congestive heart failure, coronary artery disease, and cancer can benefit from our system. The Health-e-Connect helps patients remember when and how to take their medication and execute therapy tasks. Another large market consists of healthcare provider employees such as case-managers, nurses, and other caregivers. The Health-e-Connect reports compliance data to caregivers, allowing them to assist their patients in following the proper medication and therapy schedules. Finally, a current market exists for the managers of caregivers. The Health-e-Connect helps the managers assess their caregivers’ effectiveness in overseeing their patients.

The Company is focusing its marketing efforts on the Health-e-Connect and CHC. Currently, the Company provides the only tool in the market that comprehensively addresses the problem of medication non-compliance from a multi-lateral front.  The Health-e-Connect reminds patients of their medication regimens and therapies, provides caregivers the ability to track the patient compliance, thereby allowing timely intervention, and provides information to the managers to assess the caregiver’s effectiveness.

Aside from the Health-e-Connect and the CHC, the Company also offers a range of medication reminder products addressing the issue of medication non-compliance of various medication regimens. These medication reminder products are offered to individual patients through pharmacies and the Internet. Pharmaceutical companies have also purchased the devices to distribute to patients using their medications in an effort to improve their medication compliance.

The Health-e-Connect is low-cost, and the only comprehensive system on the market that addresses the growing issue of medication non-compliance with portability and low cost as well as the monitoring capability. Our System fills a critical gap in the healthcare system by providing ongoing oversight of patients.  The Company believes that by addressing the issue of non-compliance, the Company will help patients live longer, healthier lives while also decreasing healthcare costs.  The comprehensive compliance data provided to caregivers will assist them in improving their patient’s healthcare practices and enhance their own operating efficiency.

The Company has limited financial resources to mount an effective marketing program for all of our products, but the Company has developed relationships with health care service companies covering the diabetes and respiratory care market.  The Company is actively seeking other marketing relationships.

Selling Activities

Medical services companies who have extensive sales networks in the primary targeted areas for diabetes and respiratory will be conducting the selling of the Health-e-Connect.  They will be utilizing their presence in national, regional and state health care conferences as well as their sales networks to sell directly to medical clinics and hospitals.

Manufacturers

New Challenge Ltd. (NC) is ALRT’s main and only manufacturer for the CHC units. Hortek Technology Limited is ALRT’s main and only manufacturer of the CHC modem and CHC hub. New Challenge Ltd. and Hortek Technology Limited do not have exclusive manufacturing arrangements with the Company. The Company is free to increase the number of suppliers. The contract manufacturers do not have access to the proprietary firmware code embedded in the CHC unit and the CHC modem. The modem is FCC approved.

Patents and Trademarks

The Company received the following patent in 2009:

-	US Patent 7,607,431 issued 10-27-2009 for patient compliance and remote monitoring of patient’s use of nebulizer compressors.

The Company has the following patent applications pending:

-	Provisional Patent Application serial number 61/271,852 filed on July 27, 2009. Title is Patient Care Coordination System Including Home Use of Medical Apparatus.

The Company has received the following patents prior to 2009:

-	US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert Device.

-	US Patent D446, 740 received on August 21, 2001 for Ornamental design of a Medication Alert Device in the shape of a heart.

-	US Patent D446, 739 received on August 21, 2001 for Ornamental Design of a Medication Alert Device in the shape of a dog bone.

-	US Patent D4467, 074 received on August 28, 2001 for Ornamental Design of a Medication Alert Device in the shape of a stylized paw.

Competition

The Company competes with other corporations that produce medication compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than we do, but none currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our system does with cost efficiencies.

A few companies currently offer compliance monitoring systems but at much higher prices and with fewer benefits than our system.   Patient compliance with medications is also being addressed with methods such as information pamphlets, compliance packaging, as well as other forms of devices. The devices include clocks, labels, organization systems, pagers as well as electronic remote diagnostic monitoring systems.  None of these offer comprehensive compliance reminders, monitoring and messaging. The health care home monitoring opportunity has been recognized by other companies and several are now either currently selling or are developing systems that could be competitive with the ALRT systems. The Company does not see any competition though in the near future against the Company’s nebulizer monitoring system. The Company’s home monitoring systems will also be priced significantly below the competitive products now offered.  The portability of the ALRT system will also set it apart from competition.

Employees

The Company presently contracted seven persons, two of whom are officers of the Company. The Company intends to hire additional employees and consultants on an as-needed basis.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

None.

ITEM 3.             LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2009 includes $180,666 (December 31, 2008 -$180,666) of amounts owing to a supplier, which the Company is in the process of disputing. Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

During 2008, the Company was sued by Niblock Financial Systems and Gordon Niblock. During 2009 the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth Count North Carolina File Number 0-9-CVS-2220.  On July 21, 2009, a judgment was entered against the Company in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. Subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment (Exhibit B), and an assignment of the Judgment to Christine Kan.  The two plaintiffs received promissory notes as a portion of the settlement, the results of which are reported in the following paragraph.  It is not expected that any further litigation will ensue other than as described in the following paragraph.  The judgment, now owned by Christine Kan, remains on the books as an active judgment against the Company.

Current Litigation: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth Count North Carolina File Number 10-CVS-685  This action seeks $300,000, plus costs and attorneys fees, and other relief arising out of the promissory note executed by the Company in the context of settlement of th prior lawsuit.  The Company did not file an answer to the complaint, as the amount is admittedly owed.  It is expected the Plaintiff will receive a judgment of in excess of $300,000 against the Company in the near future.   It is expected that the judgment will also direct delivery of the shares of stock referenced in the settlement of the prior lawsuit to Plaintiffs.  Those share certificates are in escrow with the undersigned firm at this time, until an order is entered.

Stan Link:  Mr. Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608.25 on April 13, 2009 but the judgment may be in dispute.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Bulletin Board operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” Summary trading by quarter for the 2009 and 2008 fiscal years are as follows:

Fiscal Quarter	High Bid [1]	Low Bid [1]
2009
Fourth quarter: 10/1/09 – 12/31/09	0.120	0.030
Third Quarter: 7/1/09 – 9/30/09	0.280	0.020
Second Quarter: 4/1/09 – 6/30/09	0.150	0.020
First Quarter: 1/1/09 – 3/31/09	0.100	0.020

2008
Fourth Quarter: 10/1/08 – 12/31/08	0.080	0.021
Third Quarter: 7/1/08 – 9/30/08	0.100	0.040
Second Quarter: 4/1/08 – 6/30/08	0.130	0.060
First Quarter: 1/1/08 – 3/31/08	0.200	0.060

[1]        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2009, there were 211,527,909 common shares of the Company issued and outstanding.

At December 31, 2009, there were three holders of record holding 28,712,858 common shares, including common shares held by brokerage clearing houses, depositories or otherwise, in unregistered form. The beneficial owners of such shares are not known by the Company.

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

Securities Authorized From Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans and accordingly the Company does not have any securities authorized for issuance under an equity compensation plan.

ITEM 6.             SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved healthcare results. These market segments are the health insurance providers the medical clinics and physicians who provide the care for people with chronic disease.  Our focus is currently on medical clinics, hospitals and health plans with diabetics and respiratory disease being the initial patient targets.

Revenue

Revenues for the year ended December 31, 2009 decreased by $7,848 to $5,000 in 2009 from $12,848 for 2008. The Company has been devoting its efforts for the past three years to developing the Health-e-Connect patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.   The Company needs to

obtain FDA 510(K) approval for glucose monitoring and nebulizer use monitoring and establish reimbursement for healthcare providers from insurers to realize sales.  The Company is in the process of obtaining both of these and anticipates having them in place by the third quarter.

Product Development

With the completion of the diabetes and respiratory monitoring systems and commercial launch in plans in place,  the Company expects to add additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure, peak flow, weight, A1c and more are in development with completion expected later in 2010 or 2011.

The Company received US patent to cover its compliance monitoring system that works specifically with nebulizer compressors and patent application has been submitted to cover other elements of our comprehensive Health-e-Connect system. The Company has also been granted patents that cover the primary ease-of-use feature and one button programming. One-button programming is an important element in many of our Compliance Reminder products.

Product development and research costs were $414,546 in 2008 and $ 264,105 in 2009.

Operating Capital

The Company’s revenue from sales is not at a level to pay for operating costs and as such the management has volunteered to have their compensation deferred until cash flow allows for payment and creditors have agreed to additional stock option grants in return for deferred payment on interest in some cases and agreements of note extensions in other cases. All stock options granted as compensation for deferment of payment have been recorded at their value fair value using the Black-Scholes option pricing model and have been expensed over the agreed upon period of deferment where applicable.

Although cash flow from sales of products and services are expected to improve through 2010, there is no certainty of this, and if sales do increase there is no certainly that it will reach the level necessary to cover operating costs and debt load.

The Company has obtained a line of credit of US$1,000,000 from a relative of a director in March 2010 which is unsecured with interest payable on the amount borrowed at 1% per month. The line of credit has not yet been drawn down.

Management Compensation

Management has accepted deferred payment on compensation, deferred payment on interest on loans they have made to the Company and have paid Company bills and expenses without repayment; all to help ensure the Company’s survival. In return, the Company’s directors rewarded the participating personnel with stock options in 2008. During 2009, certain of these individuals accepted shares in exchange for the settlement of their debts with the Company. All shares issued and stock options granted were recorded at their fair values.

Operating Issues

The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2009 have not been sufficient for the Company to realize its investment in its inventories. Management plans to recover its investment through sales of Constant Health Companion and the ALRT Diabetes Health Management System.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders.

Results of Operations

December 31, 2009 compared to December 31, 2008

Sales for the year ended December 31, 2009 were $5,000 and cost of goods sold was $nil as compared to $12,848 and $1,199 respectively for the year ended December 31, 2008. Sales were down in fiscal 2009 as a result of the decision to de-emphasize sales and marketing activities of focus the Company’s resources on development of the CHC and development of business network of pilot programs.

Product development costs were $264,105 for the year ended December 31, 2009 versus $414,546 for the year ended December 31, 2008. This decrease relates primarily to the development of the Health-e-Connect reaching the final stage.

Interest expense was $1,123,980 for the year ended December 31, 2009 as compared with $1,187,581 for the year ended December 31, 2008 as the Company continued to rely on loans for funding the Company’s operation. Included in the interest expense is $104,444 (2008 -$71,191) representing the fair value of stock options issued as a bonus for the deferment of repayment of promissory notes and $350,461 (2008: $414,219) representing the imputed interest on certain financial liabilities with no stated terms of interest.

The Company incurred professional fees of $146,719 for the year ended December 31, 2009 as compared with $101,138 for the year ended December 31, 2008 due to higher legal fees for the legal proceedings.

Rent decreased in fiscal 2009 to $35,203 from $49,202 for the year ended December 31, 2008 as the Company is making an effort to lower its overhead costs.

The selling, general and administrative expenses were $597,105 for the year ended December 31, 2009 as compared to $605,567 for the year ended December 31, 2008. The selling, general and administrative expenses were decreased by only $8,462.

Accounts receivable were $nil at December 31, 2009 as compared with $5,048 at December 31, 2008.

Accounts payable and accrued liabilities decreased to $797,493 at December 31, 2009 from $1,088,256 at December 31, 2008 while payroll payable were $18,050 at December 31, 2009 compared to $18,050 at December 31, 2008.

During the year ended December 31, 2009, the Company arranged $154,879 in debt financing in comparison with $519,328 during the year ended December 31, 2008.

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

Liquidity and Capital Resources

Cash Balances

At December 31, 2009, the Company’s cash balance was $658 compared to $7,901 at December 31, 2008.

Short and Long Term Liquidity

With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2009 was decreased by 0.01 from December 31, 2008. The greater the current ratio, the greater is the short-term liquidity of the Company.

The Company raised $154,879 of debt financing, was advanced $563,830 by related parties and raised $10,000 by issuing 200,000 common shares in 2009 for working capital.  In additional, the Company issued a total of 135,249,463 common shares, at their fair value, in exchange for the extinguishment of debts totaling $6,762,473 as follows:

·	interest payable of $2,319,108;
·	promissory notes payable of $1,758,465;
·	advances payable of $2,202,434, and
·	accounts payable of $482,466

Subsequent to the year-end, the Company obtained a line of credit of US$1,000,000 from a relative of a director in March 2010 which is unsecured with interest payable on funds borrowed at 1% per month. These proceeds will be put toward working capital and the continued development of the Company’s product line. The line of credit has not yet been drawn down.

The Company has incurred significant operating losses over the past several fiscal years (2009 - $2,200,301; 2008 - $2,313,328), is currently unable to self-finance its operations, has a working capital deficit of $7,324,143 (2008 - $12,324,804), a deficit of $30,180,268 (2008 - $27,979,967), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

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

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2009 totaled $172,122 as compared to $511,407 for year ended December 31, 2008. The Company incurred a net loss of $2,200,301 for the year ended December 31, 2009 as compared to a loss of $2,313,328 for the year ended December 31, 2008.

Cash Proceeds from Financing Activities

During the year ended December 31, 2009, the Company arranged $154,879 in debt financing. In consideration for these loans, the Company has issued options to acquire a total of 620,000 shares of the Company at $0.25 per share exercisable for a period of five years. The fair value of these options has been estimated and recognized in the financial statements in interest expense.  Also during 2009, the Company received $10,000 for issuing 200,000 common shares at the price of $0.05 per share.

During the year ended December 31, 2008, the Company arranged $519,328 in debt financing. In consideration for these loans, the Company has issued stock options to acquire a total of 2,278,000 shares of the Company at $0.25 per share exercisable for a period of ten years.  The fair value of these options has been estimated and recognized in the financial statements in interest expense.

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

Basis of Presentation. The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this annual report, at December 31, 2009 there are certain conditions that exist which raise substantial doubt about the validity of this assumption. The Company’s ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors’ consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management’s plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”)). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance which is now part of ASC 810-10, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (formerly SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350-30, “General Intangibles Other than Goodwill” (previously Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The guidance is effective for fiscal years beginning after December 15, 2008 and will only apply prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The adoption of this pronouncement had no impact on the Company consolidated financial statements.

In December 2007, the FASB issued amendments to ASC 805, “Business Combinations” (“ASC 805”) (formerly SFAS 141R), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The amendments to ASC 805 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which is now part of ASC 825-10, “Financial Instruments” (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, “Subsequent Events” (formerly, SFAS No. 165, “Subsequent Events”) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company is currently assessing the future impact of this pronouncement on their future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALR TECHNOLOGIES INC.

Consolidated Financial Statements
December 31, 2009
(restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. as of December 31, 2009 and 2008 and the related consolidated statements of loss and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations, a working capital deficiency, been dependent on advances from related parties, has promissory notes payable and their related interest payable past due and has yet to establish commercial viability of their products, all of which are factors that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also audited the adjustments described in note 15 that were applied to restate the December 31, 2008 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
March 29, 2010

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)
December 31, 2009 and 2008

	2009	2008

		(note 15)
Assets (note 6)
Current assets:
Cash	$658	$7,901
Accounts receivable, net of allowance of $908
(2008 - $748)	-	5,048
Prepaid expenses and others (note 4)	42	57,536
Deferred interest expense (note 6)	-	50,400
Total current assets	700	120,885
Equipment, net of accumulated depreciation (note 5)	4,375	6,109
Total assets	$5,075	$126,994

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$797,493	$1,088,256
Payroll payable	18,050	18,050
Interest payable (note 6(a))	967,921	2,613,008
Advances payable (note 6(b))	266,046	2,289,982
Promissory notes payable (note 6(c))	5,275,333	6,436,393
Total current liabilities and total liabilities	7,324,843	12,445,689

Stockholders' Deficiency
Common stock (note 7)
Authorized: 350,000,000 shares with a par value of $0.001 per share
Shares issued and outstanding: 211,527,909 shares (2008 – 76,078,446)	211,527	76,078
Additional paid-in capital (note 15)	22,648,973	15,585,194
Deficit (note 15)	(30,180,268)	(27,979,967)
Stockholders’ deficiency	(7,319,768)	(12,318,695)
Total liabilities and stockholders’ deficiency	$5,075	$126,994
Basis of Presentation, Nature of Operations and Going Concern (note 1)
Contingencies and Commitments (notes 8 and 10)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Loss and Comprehensive Loss
($ United States)
Years Ended December 31, 2009 and 2008
(Restated – note 15)

	2009	2008

		(note 15)
Revenue
Sales	$5,000	$12,848
Cost of sales	-	1,199
	5,000	11,649
Expenses (note 9)
Depreciation	1,734	1,724
Development costs (note 7)	264,105	414,546
Foreign exchange (gain) loss	36,450	(55,026)
Interest (notes 6(e) and 15)	1,123,980	1,187,581
Professional fees	146,719	101,138
Rent	35,203	49,202
Selling, general and administration	597,110	605,567
	2,205,301	2,304,732

Loss before other item	(2,200,301)	(2,293,083)
Write down of inventories (note 3)	-	(20,245)

Net loss and comprehensive loss for year	$(2,200,301)	$(2,313,328)

Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic
and diluted	82,387,051	76,078,446

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency
($ United States)
Years Ended December 31, 2009 and 2008

	Common Stock		Additional		Total
	Number of		Paid-in		Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2007 (note 15)	76,078,44	$76,078	$14,821,383	$(25,666,639)	$(10,769,178)

Imputed interest (notes 6(e) and 15)	-	-	414,219	-	414,219
Stock-based compensation (note 7)	-	-	349,592	-	349,592
Net loss for the year	-	-	-	(2,313,328)	(2,313,328)

Balance, December 31, 2008 (note 15)	76,078,446	76,078	15,585,194	(27,979,967)	(12,318,695)

Imputed interest (note 6(e))	-	-	350,461	-	350,461
Stock-based compensation (note 7)	-	-	76,294	-	76,294
Shares issued for debt settlement (note 7)	135,249,463	135,249	6,627,224	-	6,772,473
Shares issued for cash	200,000	200	9,800
Net loss for the year	-	-	-	(2,200,301)	(2,200,301)

Balance, December 31, 2009	211,527,909	$211,527	$22,648,973	$(30,180,268)	$(7,319,768)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Cash received from customers	$10,048	$12,021
Cash paid to suppliers and employees	(177,461)	(511,409)
Interest paid	(4,709)	(11,659)
Net cash used in operating activities (note 12)	(172,122)	(511,047)

Cash flows from investing activity:
Purchase of equipment	-	(3,353)
Net cash used in investing activity	-	(3,353)

Cash flows from financing activities:
Issuance of common shares	10,000	-
Proceeds from issuance of promissory notes payable	154,879	519,328
Net cash provided by financing activities	164,879	519,328

Increase (decrease) in cash during the year	(7,243)	4,928
Cash, beginning of year	7,901	2,973

Cash, end of year	$658	$7,901

Non-cash financing and operating activities:

Shares issued to settle accounts payable	$482,466	$-
Shares issued to settle interest payable	$2,319,108	$-
Shares issued to settle advances payable	$2,202,434	$-
Shares issued to settle promissory notes payable	$1,758,465	$-
Advances converted to promissory notes payable	$425,000	$-

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

1.         Basis of Presentation, Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2009 - $2,200,301; 2008 - $2,313,328), is currently unable to self-finance its operations, has a working capital deficit of $7,324,143 (2008 - $12,324,804), a deficit of $30,180,268 (2008 - $27,979,967), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further product development and operations, debts comprised of accounts payable, payroll payable, interest and promissory notes payable totaling $7,058,797 currently due or considered delinquent, no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable, and there is no assurance the Company’s current projects will be commercially viable or profitable. Any one or a combination of these above conditions could result in the failure of the business and require the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital, and overhead requirements, fund the development of the Company’s product line and the Company’s ability to achieve profitable operations. Management plans to obtain financing through the issuance of shares on the exercise of options, through future common share private placements and/or through obtaining a line of credit. While the Company is currently negotiating a line of credit and has received an advance of $90,000 (note 14), the terms have yet to be finalized and the outcome cannot be predicted at this time. Obtaining short-term financing is critical to the Company’s completion of product development activities and ultimately, the distribution of their product line and the execution of their business plan. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided the Company will be able to raise sufficient debt or equity capital from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining short-term financing or in achieving long-term profitable operations, the Company will be required to cease operations.

All of the Company's debt is either due on demand or is overdue and is now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors' consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

If the going concern assumption were not appropriate for these consolidated financial statements then adjustments may be necessary to the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments could be material.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

2.         Significant accounting policies:

a)            Principles of consolidation

These consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada, April 15, 2008). All significant inter-company balances and transactions have been eliminated.

b)            Foreign currency transactions

The Company's functional and reporting currency is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction dates. Monetary assets and liabilities are translated at the year-end exchange rate.  Non-monetary assets and liabilities are translated using historical rates of exchange.  Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in operations. Exchange gains or losses arising on translation or settlement of foreign currency monetary items are included in the consolidated statements of loss.

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

e)            Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the following methods and annual rates:

Equipment	Method	Rate
Computer equipment	Declining balance	30%
Office equipment	Declining balance	20%

f)            Options issued in conjunction with debt

The Company allocates the proceeds received from long-term debt between the liability and the attached options issued in conjunction with debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid-in capital and as a discount to the related debt. The discount is amortized to its face value as interest expense using the effective interest rate over the term of the related debt.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

2.         Significant accounting policies: (continued)

g)            Revenue recognition

The Company recognizes sales revenue at the time of delivery of products when title has transferred to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable, and the sales proceeds are collectible. Provisions are recorded for product returns based on historical experience. Sales revenue, in transactions for which the Company does not have sufficient historical experience, are recognized when the return privilege period expires.

h)            Stock-based compensation

The Company follows the fair value method of accounting for stock-based compensation. The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements.  The Company estimates the fair value of the stock options using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

i)             Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss carry-forwards that are available to be carried forward to future years for tax purposes.

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

The Company follows the  accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

j)             Loss per share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

2.         Significant accounting policies: (continued)

k)            Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories; the fair value of common shares issued as settlement of promissory notes payable, and accounts payable and accrued liabilities; the fair value of promissory notes payable and interest payable,  compensation costs of stock options issued to employees and non-employees for services or modification of previous stock option commitments; and financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

l)             Commitments and contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties that are probable of realization are separately recorded, and are not offset against the related liability.

m)           Segmented information

The Company primarily operates in one reportable segment, the medical devices segment, in the United States. The majority of the Company’s assets are located in Canada.

n)            Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income.  Other comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's consolidated statements of loss, net loss equals comprehensive loss.

o)            Recently issued and adopted accounting pronouncements

i.           Adopted
In June 2009, the FASB issued new guidance that is now part of ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”)). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

2.         Significant accounting policies: (continued)

o)            Recently issued and adopted accounting pronouncements (continued)

i.           Adopted (continued)
In December 2007, the FASB issued amendments to Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”) (formerly SFAS 141R), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The amendments to ASC 805 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that is now part of ASC 825-10, “Financial Instruments” (formerly Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1)). This statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009. The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events”. Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

2.         Significant accounting policies: (continued)

o)            Recently issued and adopted accounting pronouncements (continued)

ii.           Issued
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company is currently determining the effect of the adoption of this pronouncement on its consolidated financial statements.

3.         Inventories:

	2009	2008
Inventories, at cost	$263,520	$263,520
Provision for decline of value	(263,520)	(263,520)
	$-	$-

The Company's inventories consists of product parts and finished goods inventories consisting of medical compliance reminder devices.  As of December 31, 2009, management recorded a provision of $263,520 (2008 - $263,520) in respect of its Med Reminder inventory.

4.         Prepaid expenses and others:

The Company's prepaid expenses includes $nil (2008 - $32,500) in prepaid sales commission and $42 (2008 - $25,036) in prepaid expenses and advances from a non-related party.

5.         Equipment:

			2009
		Accumulated	Net book
	Cost	depreciation	value
Computer equipment	$25,549	$21,963	$3,586
Office equipment	5,566	4,777	789
	$31,115	$26,740	$4,375

			2008
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$25,549	$20,426	$5,123
Office equipment	5,566	4,580	986
	$31,115	$25,006	$6,109

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

6.         Interest, advances and promissory notes payable:

During the year ended December 31, 2009, the Company received proceeds of $154,879 from a director and a relative of a director in exchange for the issuance of promissory notes payable. The promissory notes issued are due on demand with interest at 1.0% per month and are collateralized by a floating charge against assets of the Company. As further consideration, 620,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were granted to the lenders and were recorded as interest expense totaling $54,044. These options were fully vested once granted.  As of December 31, 2009, these 620,000 stock options were cancelled as part of the agreement for subscribing for shares at the price of $0.05 per share completed in December 2009. There was no accounting impact on the cancellation of these options.

During the year ended December 31, 2009, the Company accrued advances payable totaling $563,830 as follows:
· $166,345 from a director
· $337,485 from a Company controlled by a director and a relative of a director
· $60,000 from an officer.

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate payment of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was converted into common shares of the Company as part of a separate debt for shares settlement (note 6(d)). As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totaling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:
· $300,000 repayable at a rate of $25,000 per month (note 8); and
· $125,000 repayable in whole by January 15, 2011.

During the year ended December 31, 2008, the Company entered into an agreement with a non-related party whereby the Company received a total of $450,000 over a four-month period starting from March 2008 in exchange for promissory notes payable. The promissory notes were due for repayment on September 30, 2009 with interest at 1% per month and unsecured. As further consideration, 1,800,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share until March 31, 2013 were issued. The stock-based compensation of $104,534 arising from these stock options was amortized as interest expense over the promissory note period to September 30, 2009. As of December 31, 2009, there was $nil (2008 - $50,400) for deferred interest expense recognized.

During the year ended December 31, 2008, a relative of a director repaid $50,000 to a loan holder and assumed the loan repayable at demand with the interest rate of 1% per month.  As further consideration, 200,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued.  This same relative provided additional loans payable on demand totaling $69,328 to the Company at an interest rate of 1% per month.  As further consideration, 278,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were issued. All of these loans are collateralized by a floating charge against total assets of the Company.  Compensation costs related to these options, being the fair value of the options, have been charged to interest expense in the statement of operations.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

6.         Interest, advances and promissory notes payable: (continued)

	2009	2008
a) Interest payable to:
Relatives of directors	$592,848	$1,257,586
Companies controlled by directors	-	5,790
Directors	1,168	69,545
Non-related parties	373,905	1,280,087
	$967,921	$2,613,008

The interest payable is related to promissory notes payable that are past due. The interest payable is due on demand and has no stated terms of interest.

	2009	2008
b) Advances payable to:
Relatives of directors	$967	$19,335
Companies controlled by directors	185,821	1,089,663
Directors	79,258	1,180,984
	$266,046	$2,289,982

The advances payable are without stated terms of interest and repayment.  The Company has recorded imputed interest rate of 1% per month over the life of the loan with a corresponding amount recognized in accumulated paid in capital representing the implicit compensation for the use of funds.

c)            Promissory notes payable

		2009	2008

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:
i.	Interest at 1% per month	$845,618	$2,029,328

ii.	Interest at 1.25% per month	51,347	251,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,445,000	295,000
		2,951,965	3,185,675

Promissory notes payable to a director, unsecured, bearing interest at 1% per month, due on demand		-	123,306

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

6.         Interest, advances and promissory notes payable: (continued)

c)            Promissory notes payable (continued)

Unsecured promissory notes payable to arm’s length parties:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	450,000	450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	907,456	2,136,500

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	300,000	-

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	-

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,323,368	3,127,412
		$5,275,333	$6,436,393

d)            Shares for debt settlement

In September 2009, the Company offered their creditors the chance to collect their debts outstanding through the issuance of shares. The creditors, comprising both arm’s-length and non-arm’s-length individuals, that accepted the offer agreed with the Company on a price of $0.05 per share. The agreements were completed on September 30, 2009 and the common shares were issued in December 2009.   In total, the Company issued 135,249,463 common shares at $0.05 per share for a total amount of $6,762,473. As part of the terms of the subscription agreement, subscribers agreed to cancel 41,948,000 stock options previously granted to them by the Company at the exercise price of $0.25 per share. The stock options cancelled had previously vested and there was no accounting impact on the cancellation. The following table describes the details of payments of the entire subscription:

	Number of		Promissory			Total
	Shares	Interest	Notes	Advances	Accounts	Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Subscribed

Relatives of directors	66,660,482	$811,526	$831,875	$1,689,623	$-	$3,333,024

Directors	21,141,225	511,418	140,832	404,811	-	1,057,061

Non-related parties	47,447,756	996,164	785,758	108,000	482,466	2,372,388

Total	135,449,463	$2,319,108	$1,758,465	$2,202,434	$482,466	$6,762,473

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

6.         Interest, advances and promissory notes payable: (continued)

e)            Interest expense

During the year ended December 31, 2009, the Company incurred interest expense of $1,123,980 (2008: $1,187,581) as follows:
•	$669,075 (2008: $702,171) incurred on promissory notes payables outstanding as shown in note 6(c);
•
$350,461 (2008: $414,219) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

•	$54,044 (2008: $nil) incurred from stock options granted to a relative of a director as a bonus for not demanding promissory notes payable over due; and
•
$50,400 (2008: $71,191) incurred from stock options granted for the extension of the maturity date of a promissory note payable. The calculated fair value of the stock options was amortized over the period of the extension.

7.         Capital Stock

Common shares:

On December 17, 2009, the Company issued 200,000 common shares at $0.05 per share for total proceeds of $10,000.

Stock options:

A summary of the status of the stock options as of December 31, 2009 and 2008, and changes during the years ended on those dates are presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Options outstanding and exercisable, beginning of year	106,575,463	$0.25	118,196,463	$0.25

Granted	620,000	$0.25	6,128,000	$0.25

Cancelled	(41,948,000)	$0.25	(12,500,000)	$0.25

Expired	(61,742,463)	$0.25	(5,249,000)	$0.25

Options outstanding and exercisable, end of year	3,505,000	$0.25	106,575,463	$0.25

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

7.         Capital Stock (continued)

During the year ended December 31, 2009:

• The Company granted 620,000 stock options to relative of a director as follows:
- 275,000 stock options exercisable at $0.25 per share for a term of five years expiring March 20, 2014
- 208,000 stock options exercisable at $0.25 per share for a term of five years expiring March 31, 2014
- 137,000 stock options exercisable at $0.25 per share for a term of five years expiring October 31, 2014
• On September 30, 2009, the Company cancelled 41,948,000 stock options as a condition of the debt retirement. The options cancelled consisted of 19,778,000 stock options from directors and 22,170,000 stock options from non-employees, all were fully vested and recognized as stock-based compensation expense prior to cancellation.

All of the options granted vested immediately. The 620,000 stock options were granted as a bonus for not demanding repayment and the fair value totaling $54,044 was allocated to interest expense.

During the year ended December 31, 2008:

• The Company granted 3,850,000 stock options, exercisable at $0.25 per share for a term of five years to consultants of the Company
• The Company granted 2,278,000 stock options, exercisable at $0.25 per share for a term of five years to creditors of the Company

Of the total granted, 3,128,000 vested immediately, while 3,000,000 were granted with vesting conditions based on certain performance targets.

The Company calculated the fair value of the options granted in 2009 to be $76,294 (2008: $349,632). The fair value of options granted in previous years but expensed during 2009 was $50,400 (2008: $nil).

The fair value of the 3,000,000 options granted with vesting provisions in 2008 was $84,210, even though a final measure of the value of compensation cost does not occur until performance is complete. The amount was charged to product development costs and is based on the expected performance period. An additional 850,000 stock options, which vested immediately, were granted for product development services. Compensation costs related to these options, being the fair value of the options, was $143,791 and have been charged to product development costs.

In consideration of providing loan advances aggregating $569,328 to the Company, 2,278,000 options were granted and vested immediately. Compensation costs related to these options, being the fair value of the options, was $121,591 of which $71,191 was charged to interest expense and $50,400 was classified as deferred interest expense.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2008 and 2008

7.           Capital stock: (continued)

Stock options outstanding are as follows:

	2009			2008
	Exercise	Number of	Number of Options	Exercise	Number of	Number of Options
Expiry Date	Price	Options	Exercisable	Price	Options	Exercisable
March 31, 2009	$0	0	0	$0.25	220,000	220,000
June 30, 2009	$0	0	0	$0.25	61,322,463	59,822,463
October 10, 2009	$0	0	0	$0.25	40,000	40,000
October 19, 2009	$0	0	0	$0.25	40,000	40,000
December 1, 2009	$0	0	0	$0.25	200,000	200,000
December 31, 2009	$0	0	0	$0.25	760,000	760,000
January 5, 2010	$0	0	0	$0.25	30,000	30,000
January 7, 2010	$0	0	0	$0.25	4,870,000	4,870,000
March 17, 2010 (note 14(b))	$0.25	200,000	200,000	$0.25	600,000	600,000
April 13, 2010	$0	0	0	$0.25	400,000	400,000
June 15, 2010	$0	0	0	$0.25	400,000	400,000
July 8, 2010	$0.25	500,000	500,000	$0.25	500,000	500,000
September 12, 2010	$0.25	500,000	125,000	$0.25	19,200,000	7,125,000
September 30, 2010	$0	0	0	$0.25	700,000	700,000
October 17, 2010	$0.25	150,000	150,000	$0.25	350,000	350,000
November 16, 2010	$0	0	0	$0.25	400,000	400,000
December 13, 2010	$0	0	0	$0.25	220,000	220,000
January 4, 2011	$0	0	0	$0.25	400,000	400,000
February 9, 2011	$0	0	0	$0.25	0	0
April 7, 2011	$0.25	200,000	200,000	$0.25	200,000	200,000
April 27, 2011	$0	0	0	$0.25	80,000	80,000
September 8, 2011	$0	0	0	$0.25	990,000	990,000
November 20, 2011	$0	0	0	$0.25	300,000	300,000
December 19, 2011	$0.25	1,175,000	1,175,000	$0.25	2,695,000	2,695,000
December 20, 2011	$0.25	280,000	280,000	$0.25	3,630,000	3,630,000
January 16, 2013	$0	0	0	$0.25	2,750,000	750,000
January 23, 2013	$0	0	0	$0.25	1,000,000	0
January 29, 2013	$0	0	0	$0.25	100,000	100,000
March 31, 2013	$0	0	0	$0.25	1,800,000	1,800,000
September 27, 2013	$0	0	0	$0.25	272,000	272,000
December 31, 2013	$0	0	0	$0.25	206,000	206,000
April 18, 2017	$0	0	0	$0.25	400,000	400,000
May 17, 2017	$0	0	0	$0.25	250,000	250,000
May 31, 2017	$0.25	500,000	500,000	$0.25	1,250,000	800,000
		3,505,000	3,130,000		106,575,463	89,550,463

The options outstanding at December 31, 2009 and 2008 were as follows:

	2009	2008
Aggregate Intrinsic Value	$0.00	$0.00
Weighted, Average Remaining Contractual Life in Years	2.17	1.31

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.06 closing stock price of the Company’s common stock on the NASDAQ over-the-counter market on December 31, 2009. As of December 31, 2009, none of the stock options outstanding were in-the-money.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

7.         Capital stock: (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2009	2008

Risk-free interest rate	1.81%	2.72%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	225%	188%
Forfeiture rate	0%	0%

The weighted average grant date fair value for the options granted during 2009 was $0.09 (2008: $0.13).

The fair value of the stock options granted was allocated as follows:

	2009	2008

Deferred interest expense:
Non-employees	$-	$50,400

Interest expense:
Relatives of directors	54,044	17,057
Non-employees	50,400	54,134
	104,444	71,191
Product development:
Directors and officers	6,488	129,467
Non-employees	15,762	98,534
	22,250	228,001
	$126,694	$349,592

8.         Contingencies

The Company is currently being sued by a creditor for $300,000 of promissory notes payable plus the associated costs and legal fees of the lawsuit. The Company was supposed to make principal payments of $25,000 per month commencing in October 2009. To date, the Company has not repaid any of the loan and the loan is considered to be in default. The Company has previously recognized the debt as they recognize the amount is owed. No further amounts have been recorded at year-end as the additional amounts are not determinable at this time.

Accounts payable and accrued liabilities as of December 31, 2009 include $180,666 (2008 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

9.         Related party transactions:

	2009	2008

Product development costs:
Director and officer	$60,000	$60,000
Stock-based compensation in product development:
Director and officer	6,488	129,467
Interest expense:
Directors and officers	11,679	21,490
Relatives of directors	319,244	347,218
Company controlled by a director	-	457
Stock-based compensation in interest expense:
Relatives of directors	54,044	17,057
Selling, general and administrative fees
Compensation:
Directors and officers	355,800	355,800
Relative of director	-	36,000
Expense reimbursement:
Company controlled by officer	75,214	86,842
	$882,469	$1,054,331

All transactions with related parties, except as described below, were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Options granted to related parties have been recorded at their estimated fair value as disclosed in note 7.

The Company has advances payable, interest payable and promissory notes payable due to related parties, as disclosed in note 6.

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

The terms of Mr. Chan's contract also provide for a commission of 1% of net sales during the term of the agreement.  If more than 50% of the Company's stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:
• 2% of sales price up to $24,999,999 plus 3% of sales price between $25,000,000 and $49,999,999 plus 4% of sales price between $50,000,000 and $199,999,999 plus 5% of sales price in excess of $200,000,000.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

10.       Commitments: (continued)

In addition, if more than 50% of the Company's stock or assets are sold, key employees as determined by the Board of Directors will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:
• 2% of sales price up to $24,999,999 plus 3% of sales price between $25,000,000 and $49,999,999 plus 4% of sales price between $50,000,000 and $199,999,999 plus 5% of sales price in excess of $200,000,000.

The amount distributed to each key employee is also to be determined by the Board of Directors.

11.       Financial instruments:

Fair value

The fair values of cash, accounts receivable, and certain accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments.

Certain accounts payable have been outstanding longer than one year. The Company has recorded imputed interest at a rate of 1% per month over the period the payables have been outstanding for longer than one year, with a corresponding amount recognized in additional paid-in capital. The calculated amount represents the implicit compensation for the use of funds beyond a reasonable term for regular trade payables.

For the purposes of fair value analysis, promissory notes payable can be separated into three classes of financial liabilities.
i. Interest-bearing promissory notes and related interest payable
ii. Non-interest-bearing promissory note past due
iii. Non-interest-bearing promissory notes due in the future.

The interest-bearing promissory notes payable are all delinquent and have continued to accrue interest at their stated rates. The Company currently does not have the funds to extinguish these debts and will continue to incur interest until such time as the liabilities are extinguished. There is not an active market for delinquent loans for a Company with a similar financial position. Management asserts the carrying values of the promissory notes and related interest payable are a reasonable estimate of fair value as they represent the Company’s best estimate of their legal obligation on these debts. As there is no observable market for interest rates on similar promissory notes, the fair value was estimated using level 3 inputs in the fair value hierarchy.

The non-interest-bearing promissory note payable past due is several years delinquent and there have been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 3 input in the fair value hierarchy.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

11.       Financial instruments (continued)

The non-interest-bearing promissory notes payable due in the future are the result of the Settlement Agreement whereby certain advances payable were assigned to the plaintiffs. As part of the Settlement Agreement, the Company agreed to repayment terms for these non-interest-bearing amounts. Since these amounts now have fixed repayment terms, the Company considers amounts as promissory notes as opposed to advances. Since the settlement, the Company has not made the required payments on one promissory note where repayments were required prior to year-end (note 8). Based on the Company’s current financial position and the maturities of these promissory notes, it is likely the Company will default on the other promissory notes payable in this class. These loans were originally based on the advances received by the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory note, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.   Management’s assertion is the carrying value is the best estimate of the Company’s liability and represents the fair value for the promissory note. This would be considered a level 3 input in the fair value hierarchy.

The fair value of advances payable cannot be determined as there are no stated terms of repayment. The Company has recorded imputed interest at a rate of 1% per month over the life of the advances payable, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.

Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. As the Company only has minimal cash and has recognized an allowance to reduce accounts receivable to $nil, the Company is not exposed to significant credit risk.

Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises two types of risk: interest rate risk and foreign currency risk.
i.          Interest rate risk

   Interest rate risk consists of two components:

a)         To the extent that payments made or received on the Company’s monetary assets and liabilities are affected by changes in the prevailing market interest rates, the Company is exposed to interest rate cash flow risk.

The Company is exposed to interest rate cash flow risk on promissory notes payable of $500,000, which incurs a variable interest rate of prime plus 1%. A hypothetical change of 1% on interest rates would increase or decrease net loss and comprehensive loss by $5,000.

b)         To the extent that changes in prevailing market interest rates differ from the interest rate on the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,775,333 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2009.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

11.       Financial instruments (continued)

At December 31, 2009, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ii.           Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2009, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

12.       Reconciliation of net loss to net cash used in operating activities:

	2009	2008

Net loss	$(2,200,301)	$(2,313,328)
Adjustments to reconcile loss to net cash used by operating activities:
Interest expense	350,461	414,219
Depreciation	1,734	1,724
Foreign exchange (gain) loss on interest, advances and notes payable	22,984	(29,513)
Legal fees assigned to creditor	40,000	-

Compensation costs of options granted for product development	22,250	228,001
Amortization of deferred interest expense	50,400	-
Financing costs of options issued for promissory notes payable	54,044	71,191
Non-cash working capital items:
(Increase) decrease in accounts receivable	5,048	(827)
Decrease in inventories	-	78,922
(Increase) decrease in prepaid expenses and deposits	57,494	(57,536)
Increase (decrease) in accounts payable and accrued liabilities	191,703	(30,928)
Increase in advances payable	563,830	456,891
Increase in interest payable	668,231	670,137
Net cash used in operating activities	$(172,122)	$(511,047)

13.           Income taxes:

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2008 - 34%) to income before income taxes. The difference results from the following items:

	2009	2008
Computed expected benefit of income taxes	$(748,102)	$(786,532)
Stock-based compensation	43,077	101,724
Interest expense	119,156	140,835
Increase in valuation allowance	585,869	543,973
Income tax provision	$-	$-

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

13.       Income taxes: (continued)

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2009	2008
Net operating loss carried forward	$22,365,154	$20,642,008
Tax rate	34%	34%
Deferred income tax assets	7,604,152	7,018,283
Valuation allowance	(7,604,152)	(7,018,283)
Net deferred income tax asset	$-	$-

The potential benefit of the deferred income tax asset has not been recognized in these financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded.

The operating losses amounting to $22,365,154 will expire between 2019 and 2029 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
Total	$22,365,154

14.       Subsequent events:

a)                 The Company received an advance of $90,000 on the line of credit for which the terms are currently under negotiation with a relative of a director. The amount borrowed to date is unsecured with interest payable at 1% per month.

b)                 200,000 stock options exercisable at the price of $0.25 per share expired unexercised.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2009 and 2008

15.   Restatement

The Company has recognized the imputed interest on certain liabilities that have no stated interest rate. Imputed interest was calculated on accounts payable owing for longer than one year, and advances and promissory notes payable with stated rate of interest. The restatement results in an increase to interest expense of $350,462 for the year ended December 31, 2009 (2008: $414,218) with a corresponding increase to additional paid-in capital. Also as part of the restatement, the Company increased additional paid-in capital and deficit at December 31, 2007 by $1,870,149.  Previously recorded amounts along with restated figures are presented below:

	2008
	Additional paid-in	Opening
	capital	deficit	Interest expense	Closing deficit

Restated amounts	$15,585,194	$25,666,639	$1,187,561	$27,979,967
Previously recorded	$13,300,827	$23,796,490	$773,363	$25,695,600

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting and financial disclosure for the years ended December 31, 2009 and 2008.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	59	President, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

Stanley Cruitt	60	Chairman and a member of the Board of Directors

Dr. Jaroslav Tichy	69	Vice-President of Technology and a member of the Board of Directors

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

Sidney Chan – President, Chief Executive, Chief Financial Officer and a member of the Board of Directors of the Company.

Mr. Chan has made a significant contribution to the Company since first becoming involved in August 1997. He has assisted the Company’s financing and its evolution into a public company. Most importantly, he has also directed the Company’s product development. Mr. Chan has extensive relationships with Hong Kong area based technology and electronic manufacturers, helping assure the availability of low cost manufacturing and materials procurement. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

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

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten years, its officers and directors: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2009 and 2008, all directors have filed their Form 4 and 5, on a timely basis.

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

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company to officers and directors during the three most recent fiscal years.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [2]	2009	144,000	0	0	0	0	0	9,600	153,600
President and Chief	2008	144,000	0	0	0	0	0	9,600	153,600
Executive Officer &	2007	144,000	0	0	0	0	0	9,600	153,600
Chief Financial Officer

Stanley Cruitt [3]	2009	156,600	0	0	0	0	0	9,600	166,200
Chairman (former	2008	156,600	0	0	0	0	0	9,600	166,200
President)	2007	156,600	0	0	0	0	0	9,600	166,200

Dr. Jaroslav Tichy [4]	2009	60,000	0	0	0	0	0	0	60,000
Vice President,	2008	60,000	0	0	0	0	0	0	60,000
Technology	2007	60,000	0	0	0	0	0	0	60,000

[1]	All Other Compensation includes automobile allowance.

[2]	At December 31, 2009, salaries and other annual compensation for fiscal 2009, 2008 and 2007 totaling $460,800 remain unpaid and are included in advances payable.

[3]
At December 31, 2009, salaries and other annual compensation for fiscal 2009, 2008 and 2007 totaling $498,600 remain unpaid and are included in advances payable.  Stan Cruitt resigned as President on June 16, 2008.

[4]	At December 31, 2009, salaries and other annual compensation for fiscal 2009, 2008 and 2007 totaling $180,000 remain unpaid and are included in advances payable.

The Company has granted a total of 13,845,000 stock options to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the issuer of which 2,060,000 expired and 11,785,000 were cancelled during the year ended December 31, 2009.  8,860,976 stock options to Stanley Cruitt, Chairman and Director of the issuer of which 6,073,976 expired and 2,787,000 were cancelled during the year ended December 31, 2009.  5,702,249 options to Dr. Jaroslav Tichy, Vice President Technology of the issuer of which 496,249 expired and 5,206,000 were cancelled during the year ended December 31, 2009.

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

The terms of Mr. Chan's contract also provide for a commission of 1% of net sales during the term of the agreement.  If more than 50% of the Company's stock or assets are sold, Mr.  Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·
2% of sales price up to $24,999,999 plus 3% of sales price between $25,000,000 and $49,999,999 plus 4% of sales price between $50,000,000 and $199,999,999 plus 5% of sales price in excess of $200,000,000

In addition, if more than 50% of the Company's stock or assets are sold, key employees as determined by the Board of Directors will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·
2% of sales price up to $24,999,999 plus 3% of sales price between $25,000,000 and $49,999,999 plus 4% of sales price between $50,000,000 and $199,999,999 plus 5% of sales price in excess of $200,000,000

The amount distributed to each key employee is also to be determined by the Board of Directors.

Compensation of Directors

There are no standard or other arrangements pursuant to which the Company’s directors were compensated in their capacity as such during the 2009 fiscal year.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2009, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of			Percent
Name of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	98,798,482	[1]	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors	46.71%

Stanley Cruitt	22,493,976	[2]	Chairman and a member of the Board of Directors	10.63%

Dr. Jaroslav Tichy	6,202,249		Vice President of Technology and member of the Board of directors	2.93%

All Officers and Directors	127,494,707			60.27%
as a group (3 people)

[1]           14,845,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, 83,153,482 shares are owned by Christine Kan, Mr. Chan’s wife., and 300,000 shares are owned equally by Mr. Alexander Chan, Mr. Daniel Chan, and Kathleen Chan, all children of Mr. Chan.

[2]           13,493,976 shares are held in the name of Stan Cruitt and 9,000,000 shares are owned by Annie Cruitt,
Mr. Cruitt’s wife.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Year Ended December 31, 2009

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

During the year ended December 31, 2009, Christine Kan, wife of Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company loaned the Company a total of $154,879. The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company.

During the year ended December 31, 2009, the promissory note denominated in Canadian dollars plus interest totaling $692,250 payable to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company were converted into 13,845,000 common shares of the Company at the price of $0.05 per share.  In addition, promissory notes, advances, plus interest totaling $4,197,674 payable to Sidney Chan’s family were converted into 98,798,482 common shares of the Company at the price of $0.05 per share.

During the year ended December 31, 2009, advances totaling $529,699 payable to his wife and a private company controlled by Stan Cruitt, Chairman and Director of the Company were converted into 10,593,976 common shares of the Company at the price of $0.05 per share.

During the year ended December 31, 2009, advances totaling $285,112 payable to a private company controlled by Dr. Tichy, Vice-President Technologies and Director of the Company were converted into 5,702,249 common shares of the Company at the price of $0.05 per share.

During the year ended December 31, 2009, the Company issued the following stock options to common shares of the Company:

·
620,000 stock options to Christine Kan, a relative of Sidney Chan, in consideration of providing loans totaling $154,879 to the Company.  All the options are vested at the time of commitment and the fair value of these options estimated to be $54,044 was charged to interest expense.  The options are exercisable into the Company’s shares for the period of five years from commitment date.  The options were cancelled in December 2009.

Year Ended December 31, 2008

During the year ended December 31, 2008, the promissory note denominated in Canadian dollars payable to Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company was increased by $23,239 due to unfavourable exchange rates.

During the year ended December 31, 2008, the Company issued the following stock options to purchase common shares of the Company:

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
2009	$45,000	Smythe Ratcliffe LLP
2008	$50,000	Smythe Ratcliffe LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:
2009	$ 0.00	Smythe Ratcliffe LLP
2008	$ 0.00	Smythe Ratcliffe LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2009	$ 0.00	Smythe Ratcliffe LLP
2008	$ 0.00	Smythe Ratcliffe LLP

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2009	$0	Smythe Ratcliffe LLP
2008	$3,160	Smythe Ratcliffe LLP

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2

10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1

99.1	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1

99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11

99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12

99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2010.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	President, Principal Executive Officer, Principal	April 15, 2010
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

STANLEY CRUITT	Chairman and a member of the Board of Directors	April 15, 2010
Stanley Cruitt

DR. JAROSLAV TICHY	Vice President of Technology and member of the	April 15, 2010
Dr. Jaroslav Tichy	Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.