Form 10-Q
period 2010-03-31
ALR TECHNOLOGIES INC
filed 2010-05-17
CIK 1087022

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30414

ALR TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339
 (Address of principal executive offices, including zip code.)

(678) 881-0002
 (telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  211,527,909 as of May 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Interim Consolidated Balance Sheets
($ United States)

	March 31	December 31
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$505	$658
Prepaid expenses and others	6,290	42
Total current assets	6,795	700
Equipment, net of accumulated depreciation (note 4)	4,066	4,375
Total assets	$10,861	$5,075

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$780,401	$797,493
Payroll payable	18,050	18,050
Interest payable (note 5(a))	1,095,036	967,921
Advances payable (note 5(b))	330,899	266,046
Promissory notes payable (notes 5(c) and 7)	5,367,157	5,275,333
Total current liabilities and total liabilities	7,591,543	7,324,843
Stockholders' Deficiency
Common stock (note 6)
Authorized : 350,000,000 common shares with a par
value of $0.001 per share
Shares issued and outstanding: 211,527,909 shares
(December 31, 2009 - 211,527,909)	211,527	211,527
Additional paid-in capital	23,105,201	22,648,973
Deficit	(30,897,410)	(30,180,268)
Stockholders’ deficiency	(7,580,682)	(7,319,768)
Total liabilities and stockholders’ deficiency	$10,861	$5,075

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Loss and Comprehensive Loss
($ United States)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Expenses
Depreciation	$309	$433
Development costs	46,500	68,750
Foreign exchange (gain) loss	2,362	(8,051)
Interest (note 5(e))	584,646	318,925
Professional fees	19,020	11,777
Rent	-	7,120
Selling, general and administration	64,305	141,088
	717,142	540,042

Net loss and comprehensive loss for the period	$(717,142)	$(540,042)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding,
- basic and diluted	211,527,909	76,078,446

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Consolidated Statement of Stockholders' Deficiency
($ United States)

	Common Stock		Additional		Total
	Number		Paid in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2008	76,078,446	$76,078	$15,585,194	$(27,979,967)	$(12,318,695)

Imputed interest (note 5(e))	-	-	350,461	-	350,461
Stock-based compensation (note 6)	-	-	76,294	-	76,294
Shares issued for debt settlement	135,249,463	135,249	6,627,224	-	6,762,473
Shares issued for cash	200,000	200	9,800	-	10,000
Net loss and comprehensive loss for the year	-	-	-	(2,200,301)	(2,200,301)
Balance, December 31, 2009	211,527,909	211,527	22,648,973	(30,180,268)	(7,319,768)

Imputed interest (note 5(e))	-	-	46,716	-	46,716
Stock-based compensation (note 6)	-	-	409,512	-	409,512
Net loss and comprehensive loss for the period	-	-	-	(717,142)	(717,142)
Balance, March 31, 2010 (unaudited)	211,527,909	$211,527	$23,105,201	$(30,897,410)	$(7,580,682)

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Interim Statement of Cash Flows
($ United States)
(Unaudited )

	Three Months Ended
	March 31
	2010	2009
Cash flows from operating activities:
Cash received from customers	$-	$3,125
Cash paid to suppliers and employees	(90,674)	(129,815)
Interest paid	(1,303)	(530)
Net cash provided by (used in) operating activities (note 10)	(91,977)	(127,220)

Cash flows from financing activities:
Promissory notes payable	91,824	120,699
Net cash provided by financing activities	91,824	120,699

Decrease in cash during the period	(153)	(6,521)
Cash, beginning of period	658	7,901
Cash, end of period	$505	$1,380
Non-cash operating activities:
Stock-based compensation:
Financing costs	$409,512	$37,772
Development costs	-	22,250
	$409,512	$60,022

See accompanying Notes to Interim Consolidated Financial Statements

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which presumes the realization of assets and discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several previous fiscal years (three-month period ended March 31, 2010: $717,142; 2009: $540,042; 2008: $526,207), is currently unable to self-finance its operations, has a working capital deficit of $7,584,748 as at March 31, 2010, $7,324,143 as at December 31, 2009 (2008: $12,324,804), a deficit of $30,987,410 as at March 31, 2010, $30,180,268 as at December 31, 2009 (2008: $27,979,967),  limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further product development and operations, debts comprised of accounts payable, payroll payable, interest and promissory notes payable totaling $5,367,157 currently due or considered delinquent, no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable, and there is no assurance the Company’s current projects will be commercially viable or profitable. Any one or a combination of these above conditions could result in the failure of the business and require the Company to cease operations.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to repay its current obligations, fund working capital, and overhead requirements, fund the development of the Company’s product line and the Company’s ability to achieve profitable operations. Management plans to obtain financing through the issuance of shares on the exercise of options, through future common share private placements and/or through obtaining a line of credit. While the Company is currently negotiating a line of credit and has received an advance of $91,824, the terms have yet to be finalized and the outcome cannot be predicted at this time. Obtaining short-term financing is critical to the Company’s completion of product development activities and, ultimately, the distribution of their product line and the execution of their business plan. The resolution of the going concern issue is dependent upon the realization of management's plans. There can be no assurance provided the Company will be able to raise sufficient debt or equity capital from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining short-term financing or in achieving long-term profitable operations, the Company will be required to cease operations.

All of the Company's debt is either due on demand or is overdue and now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors' consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

If the going concern assumption were not appropriate for these consolidated financial statements then adjustments may be necessary to the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.  Such adjustments could be material.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

2. Significant accounting policies

The information included in the accompanying interim consolidated financial statements is unaudited and should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

a)            Principles of consolidation

These consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada, April 15, 2008). All significant inter-company balances and transactions have been eliminated.

 b)           Stock-based compensation

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

c)            Income taxes

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes”.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2009, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

2.  Significant accounting policies: (continued)

d)            Basic and diluted loss per common share

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

e)            Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the recoverable amount of the Company's inventories; the fair value of common shares issued as settlement of promissory notes payable, and accounts payable and accrued liabilities; the fair value of promissory notes payable and interest payable; and assumptions used in the determination of the financing costs of stock options issued in consideration of promissory notes payable, the extension of their due dates and the modification of previous stock option.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

f)            Recent accounting pronouncement adopted

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company has adopted this pronouncement, which has had no material effect on its consolidated financial statements, except as to increased disclosure in note 11.

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

 3. Inventories

	March 31 2010	December 31 2009
Inventories, at cost	$263,520	$263,520
Provision for decline of value	(263,520)	(263,520)
	$-	$-

The Company's inventories consists of product parts and finished goods inventories consisting of medical compliance reminder devices.  As of March 31, 2010, management had recorded a provision of $263,520 (2009: $263,520) in respect of its Med Reminder inventory.

4. Equipment

			March 31, 2010
		Accumulated	Net book
	Cost	depreciation	value
Computer equipment	$25,549	$22,232	$3,317
Office equipment	5,566	4,817	749
	$31,115	$27,049	$4,066

		December 31, 2009
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$25,549	$21,963	$3,586
Office equipment	5,566	4,777	789
	$31,115	$26,740	$4,375

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5. Interest, advances and promissory notes payable

During the three months ended March 31, 2010, the Company received a total of $91,824 from a relative of a director on advance of an operating line of credit under negotiations. The amount borrowed bears interest at 1% per month, is due on demand and is secured by a floating charge against the assets of the Company, which is substantially the same terms as the other promissory notes issued to this creditor.

During the year ended December 31, 2009, the Company received proceeds of $154,879 from a director and a relative of a director in exchange for the issuance of promissory notes payable. The promissory notes issued are due on demand with interest at 1.0% per month and are collateralized by a floating charge against assets of the Company. As further consideration, 620,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were granted to the lenders and the fair value of these stock options was recorded as interest expense totaling $54,044. These options were fully vested once granted.  As of December 31, 2009, these 620,000 stock options were cancelled as part of the agreement for subscribing for shares at the price of $0.05 per share completed in December 2009. There was no accounting impact on the cancellation of these options.

During the three month period ended March 31, 2010 the Company accrued advances payable totalling $64,853 as follows:
•	$51,892 from a director
•	$12,961 from an officer.

During the year ended December 31, 2009, the Company accrued advances payable totaling $563,830 as follows:
•	$166,345 from a director
•	$337,485 from a Company controlled by a director and a relative of a director
•	$60,000 from an officer.

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate payment of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was converted into common shares of the Company as part of a separate debt for shares settlement (note 6(d)). As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totaling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:
•	$300,000 repayable at a rate of $25,000 per month (note 7); and
•	$125,000 repayable in whole by January 15, 2011.
	March 31	December 31
a)	2010	2009
Interest payable to:
Relatives of directors	$638,216	$592,848
Directors	1,168	1,168
Non-related parties	455,652	373,905
	$1,095,036	$967,921

	March 31	December 31
b)	2010	2009
Advances payable to:
Relatives of directors	$967	$967
Companies controlled by directors	237,712	185,821
Directors	92,220	79,258
	$330,899	$266,046

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5. Interest, advances and promissory notes payable (continued)

c)  Promissory notes payable:

		March 31 2010	December 31, 2009

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:
i.	Interest at 1% per month	$937,442	$845,618

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,445,000	1,445,000
		3,043,789	2,951,965

Unsecured promissory notes payable to arm’s length parties:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	450,000	450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	907,456	907,456

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	300,000	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,323,368	2,323,368
		$5,367,157	$5,275,333

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5. Interest, advances and promissory notes payable (continued)

d)  Shares for debt settlement

In September 2009, the Company offered their creditors the chance to collect their debts outstanding through the issuance of shares. The creditors, comprising both arm’s-length and non-arm’s-length individuals that accepted the offer agreed with the Company on a price of $0.05 per share. The agreements were completed on September 30, 2009 and the common shares were issued in December 2009.   In total, the Company issued 135,249,463 common shares at $0.05 per share for a total amount of $6,762,473. As part of the terms of the subscription agreement, subscribers agreed to cancel 41,948,000 stock options previously granted to them by the Company at the exercise price of $0.25 per share. The stock options cancelled had previously vested and there was no accounting impact on the cancellation. The following table describes the details of payments of the entire subscription:

	Number of		Promissory			Total
	Shares	Interest	Notes	Advances	Accounts	Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Subscribed

Relatives of directors	66,660,482	$811,526	$831,875	$1,689,623	$-	$3,333,024

Directors	21,141,225	511,418	140,832	404,811	-	1,057,061

Non-related parties	47,447,756	996,164	785,758	108,000	482,466	2,372,388

Total	135,249,463	$2,319,108	$1,758,465	$2,202,434	$482,466	$6,762,473

e)  Interest expense

During the three months ended March 31, 2010, the Company incurred interest expense of $584,646 (2009: $318,925) as follows:
•	$128,418 (2009: $183,264) incurred on promissory notes payable outstanding as shown in note 5(c);
•
$46,716 (2009: $81,089) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and

•	$409,512 (2009: $54,572) incurred from stock options granted to creditors.

6. Capital stock

a) Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b) Stock options:

During the three-month period ended March 31, 2010:

•
The Company granted 10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totalling $409,512 was allocated to interest expense.

•	200,000 stock options exercisable at the price of $0.25 per share expired unexercised.

During the year ended December 31, 2009:

•	The Company granted 620,000 stock options to relative of a director as follows:
- 275,000 stock options exercisable at $0.25 per share for a term of five years expiring March 20, 2014;
- 208,000 stock options exercisable at $0.25 per share for a term of five years expiring March 31, 2014; and
- 137,000 stock options exercisable at $0.25 per share for a term of five years expiring October 31, 2014.

All of the options granted vested immediately. The 620,000 stock options were granted as a bonus for not demanding repayment and the fair value totalling $54,044 was allocated to interest expense.

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

6. Capital stock (continued)

A summary of stock option activity is as follows:
	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,505,000	$0.25	106,575,463	$0.25
Granted	10,000,000	0.10	620,000	0.25
Cancelled	-	-	(41,948,000)	0.25
Expired	(200,000)	0.25	(61,742,463)	0.25

Outstanding, end of period	13,305,000	$0.14	3,505,000	$0.25

Exercisable, end of period	13,305,000	$0.14	3,505,000	$0.25

As of March 31, 2010, none of the stock options outstanding were in-the-money.

The options outstanding at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Aggregate Intrinsic Value	$0.00	$0.00
Weighted Average Remaining Contractual Life in Years	2.17	1.31

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.04 (December 31, 2009: $0.06) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market on March 31, 2010. As of March 31, 2010, none (December 31, 2009: none) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2010	December 31, 2009

Risk-free interest rate	1.81%	1.81%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	225%	225%
Forfeiture rate	0%	0%

The weighted average grant date fair value for the options granted during 2010 was $0.04 (2009: $0.09).

The fair value of the stock options granted was allocated as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Deferred interest expense:
Non-employees	$-	$-

Interest expense:
Relatives of directors	409,512	37,772
Non-employees	-	16,800
	409,512	54,572
Product development:
Directors and officers	-	6,488
Non-employees	-	15,762
	-	22,250
	$409,512	$76,822

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

7. Contingencies

The Company is currently being sued by a creditor for $300,000 of promissory notes payable plus the associated costs and legal fees of the lawsuit. The Company was supposed to make principal payments of $25,000 per month commencing in October 2009. To date, the Company has not repaid any of the loans and the loan is considered to be in default. The full amount of debt has previously been recorded. No further amounts related to any associated costs or legal fees have been recorded at March 31, 2010 as the additional amounts are not determinable at this time.

Accounts payable and accrued liabilities as of March 31, 2010 include $180,666 (2009: $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

On July 21, 2009, two notes payable creditors commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest. On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay the two notes payable creditors an aggregate payment of $675,000, being partial payment of total interest outstanding as of June 30, 2009 plus $40,000 legal fees. On the same date, this partial judgment was assigned to a relative of a director. All liabilities and fees incurred have been recorded as discussed in note 5.

In previous years, a note payable creditor commenced legal action against the Company to enforce repayment of all outstanding notes payable and interest.  As of March 31, 2010, the total outstanding notes payable and interest payable was $44,700.  The Company has agreed to settle this balance in an amount equal to the legal liability owning at the time the amount is repaid and is waiting for final approval by Superior Court Judge.  The payment on settlement will be recorded when paid.

8. Related party transactions

Related party transactions for the three months ended March 31, 2010 and 2009 included the following:

	2010	2009

Product development costs
Directors and officers	$15,000	$15,000

Stock-based compensation in product development
Directors and officers	-	6,488

Interest expense
Directors and officers	-	3,839
Relatives of directors	45,367	89,442

Stock-based compensation in interest expense
Relatives of directors	409,512	37,772

Compensation
Directors and officers	47,400	88,950

	$517,279	$241,491

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
($ United States)
Three Months Ended March 31, 2010 and 2009
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
	2010	2009

Net loss for the period	$(717,142)	$(540,042)
Add items not affecting cash:
Depreciation	309	433
Imputed interest in interest expense	46,716	81,089
Foreign exchange on notes payable	-	(3,484)
Stock-based compensation included in the statement of loss:
Product development	-	22,250
Interest expense	409,512	54,572

Non-cash working capital items:
Receivable and advances	-	3,125
Prepaid expenses	(6,248)	(19,699)
Accounts payable, interest payable and advances payable	174,876	274,536

	$(91,977)	$(127,220)

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

11. Financial instruments

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

ALR TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
($ United States)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

11.  Financial instruments (continued)

Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. As the Company only has minimal cash and has recognized an allowance to reduce accounts receivable to $0, the Company is not exposed to significant credit risk.

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

The Company is exposed to interest rate cash flow risk on promissory notes payable of $500,000, which incur a variable interest rate of prime plus 1%. A hypothetical change of 1% on interest rates would increase or decrease net loss and comprehensive loss by $5,000.

b)         To the extent that changes in prevailing market interest rates differ from the interest rate on the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,867,157 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, fluctuations in market interest rates do not have a significant impact on their estimated fair values as of March 31, 2010.

At March 31, 2010, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ii.           Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at March 31, 2010, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Except for the description of historical facts contained herein, the Form 10Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Basis of Presentation.

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. As described in note 1 to the interim financial statements, at March 31, 2010, there are certain conditions which raise substantial doubt about the validity of this assumption. The Company's ability to continue as a going concern is dependent upon continued financial support of its creditors and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. The Company will seek to obtain creditors consent to delay repayment of its outstanding promissory notes payable until it is able to replace this financing with funds generated from operations, replacement debt or from equity financing through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. Management plans to obtain financing through the issuance of additional debt, the issuance of shares on the exercise of options and warrants and through future common share private placements. Management hopes to realize sufficient sales in future years to achieve profitable operations. Failure to achieve management's plans may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

Prepaid expenses and deposits.

Prepaid expenses and deposits primarily consist of prepaid commission expenses for market development purposes.

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

Results of Operations

Management is focusing the majority of its efforts on introducing and marketing the ALRT Health-e-Connect System to the healthcare industry. Initially, marketing efforts will target diabetes. The Company has sponsored pilot programs and clinical trials.  The outcomes are now becoming available.  The results will be used to support the marketing and sales efforts.

Sales revenue

For the three months period ended March 31, 2010 were $Nil as compared to $Nil for the same period last year. There were no sales as the Company's new product is in the final stage of development and early stage of marketing campaign and as a result of the decision to de-emphasize sales and marketing activities of focus the Company’s resources on development of the CHC and development of business network of pilot programs.

Development costs were $46,500 for the three months period ended March 31, 2010 as compared with $68,750 for the same period last year. Development costs incurred during the three months of 2009 related to the allocation of additional programming resources required for the development of the ALRT500 LCD (Liquid Crystal Display) Med Reminders and the ALRT Interactive Response System (AIRS).

Interest expense was $584,646 for the three months ended March 31, 2010 as compared with $318,925 for the same period last year.

Professional fees were $19,020 for the three months period ended March 31, 2010 as compared with $11,777 for the same period last year.

The selling, general and administrative expenses were $64,305 for the three months period ended March 31, 2010 as compared to $141,088 for the same period last year.

Net loss of $717,142 for the three months period ended March 31, 2010 as compared to a loss of $540,042 for the same period last year.

Liquidity and Capital Resources

Cash Balances and Working Capital

As of March 31, 2010, the Company's cash balance was $505 compared to $658 as of December 31, 2009. As of March 31, 2010, the Company had a working capital deficiency of $7,584,748 as compared to a working capital deficiency of $7,324,143 as of December 31, 2009.

Short and Long Term Liquidity

As of March 31, 2010, the Company does not have the current financial resources and committed financing to enable it to meet its overheads, purchase commitments and debt obligations over the next 12 months.

All of the Company's debt financing is due on demand or will be due in the next twelve months. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and currently being sued by one creditor. There is no assurance that additional creditors will make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

    The remaining contractual maturities of the financial liabilities of the Company on March 31, 2010 are as follows:

	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Accounts payable and accrued liabilities	$ 780,401	$ -	$ -	$ -	$ 780,401
Payroll payable	18,050	-	-	-	18,050
Interest payable	1,095,036	-	-	-	1,095,036
Advances payable	330,899	-	-	-	330,899
Promissory notes payable	5,367,157	-	-	-	5,367,157
	$ 7,591,543	$ -	$ -	$ -	$ 7,591,543

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2010 was $91,977 in comparison with $127,220 used during the same period last year.

Cash Proceeds from Financing Activities

During the three months period ended March 31, 2010, the Company received $91,824 loan from a relative of a director as compared to $120,699 from a relative of a director during the same period last year.

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

ITEM 4.    CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2010.

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