Form 10-Q
period 2010-06-30
ALR TECHNOLOGIES INC
filed 2010-08-16
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,527,909 as of August 13, 2010.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Index

PART I.                      FINANCIAL INFORMATION

Item 1.             Financial Statements.
Condensed Consolidated Balance Sheets                                                                                                                                            3
Condensed Consolidated Statements of Operations                                                                                                                          4
Condensed Consolidated Statements of Cash Flows                                                                                                                         5
Notes to Condensed Consolidated Financial Statements                                                                                                                  6

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward Looking Statements                                                                                                                                     23
Overview                                                                                                                                                                                                    23
Critical Accounting Policies                                                                                                                                                                    25
Results of Operations                                                                                                                                                                               26
Liquidity and Capital Resources                                                                                                                                                             27
Off-Balance Sheet Arrangements                                                                                                                                                           29

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                                                                                               29

Item 4.    Controls and Procedures.                                                                                                                                                              29

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.                                                                                                                                                                         30

Item 1a.   Risk Factors                                                                                                                                                                                    30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                               30

Item 6.    Exhibits.                                                                                                                                                                                            31

ITEM 1.                  CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$454	$658
Prepaid expenses and other assets	5,689	42
Total current assets	6,143	700

Equipment, net	-	4,375
Total Assets	$6,143	$5,075

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$777,032	$797,493
Payroll payable	18,050	18,050
Interest payable	1,227,190	967,921
Advances payable	353,870	266,046
Promissory notes payable	5,538,086	5,275,333
Total liabilities	$7,914,228	$7,324,843

STOCKHOLDERS’ DEFICIT
Common stock
Authorized : 350,000,000 common shares with a par
value of $0.001 per share
211,527,909 and 211,527,909 shares issued and
outstanding, respectively	211,527	211,527
Additional paid-in capital	23,153,626	22,648,973
Accumulated deficit	(31,273,238)	(30,180,268)
Total Stockholders’ deficit	(7,908,085)	(7,319,768)
Total liabilities and stockholders’ deficit	$6,143	$5,075

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited )

	Three months Ended		Six months Ended		October 21, 1998 (Inception)
	June 30		June 30		to June 30, 2010
	2010	2009	2010	2009
Revenue
Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,629
Gross Margin	-	-	-	-	(330,698)
Operating Expenses
Depreciation	-	434	309	867	52,694
Development costs	51,500	46,500	98,000	115,250	2,933,397
Interest	181,533	330,474	766,179	649,399	14,526,516
Professional fees	38,054	22,869	57,074	34,646	1,673,774
Rent	-	8,582	-	15,702	495,696
Selling, general and administration	100,675	114,291	167,342	242,269	11,002,077
Total Operating Expenses	371,762	523,150	1,088,904	1,063,192	30,684,154
Operating (Loss)	(371,762)	(523,150)	(1,088,904)	(1,063,192)	(31,014,852)
Other Expenses (Income)
Loss on write-off equipment	4,066	-	4,066	-	36,623
Other expenses	-	-	-	-	425,965
Other income	-	-	-	-	(204,202)
Total Other Expenses	4,066	-	4,066	-	258,386
Net (Loss)	$(375,828)	$(523,150)	$(1,092,970)	$(1,063,192)	$(31,273,238)
Net loss per share, basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding,
- basic and diluted	211,527,909	76,078,446	211,527,909	76,078,446

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited )

	Six months Ended		October 21, 1998 (Inception)
	June 30		to June 30, 2010
	2010	2009
OPERATING ACIVITIES
Net loss	$(1,092,970)	$(1,063,192)	$(31,273,238)
Depreciation	309	867	52,694
Disposal of equipment	4,066	-	36,623
Stock-based compensation-development costs	-	22,250	528,618
Stock-based compensation-interest expenses	409,512	71,372	5,407,777
Stock-based compensation-selling, general and admin	-	-	2,942,939
Other non-cash items included in net loss	-	-	294,020
Non-cash imputed interest expenses	95,141	200,766	2,729,939
Options issued to settle liabilities	-	-	693,718
Common shares issued to settle payables	-	-	1,178,000
Changes in assets and liabilities:
Decrease in receivables	-	4,888	-
Increase in prepaid expenses	(5,647)	(19,701)	(5,689)
Increase (decrease) in accounts payable and accrued liabilities	(20,461)	42,587	1,606,767
Increase in advances payable	87,824	232,905	3,355,328
Increase in interest payable	259,269	372,679	3,029,767
Net cash provided by (used in) operating
activities	(262,957)	(127,993)	(9,422,706)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(108,254)
Expenditures to repurchase shares	-	-	(342,038)

Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of promissory notes payable	262,753	120,699	9,381,770
Net cash provided by financing activities	262,753	120,699	9,465,784
Net increase (decrease) in cash	(204)	(7,294)	454
Cash, beginning of period	658	7,901	-
Cash, end of period	$454	$607	$454
Supplemental information:
Cash paid for interest expenses	2,297	530	1,223,335

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

1.	Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the "Company") was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through in a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant. The Company is currently assessing the marketplace for its product to determine its commercial feasibility.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three and six months period ended June 30, 2010 of $375,828 and $1,092,970, respectively.  In addition, losses incurred for the years ended December 31, 2009 and 2008 were $2,200,301 and $2,313,328, respectively. As of June 30, 2010, the Company is currently unable to self-finance its operations, has a working capital deficit of $7,908,085 ($7,324,143 at December 31, 2009), an accumulated stockholders’ deficit of $31,273,238 ($30,180,268 at December 31, 2009), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct further product development activities or operations. Once product development activities are completed, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, interest and promissory notes payable totalling $7,914,228 currently due or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through a line of credit facility with available borrowing up to $1million. This facility will allow the Company to pursue widespread distribution of its product line. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

1.	Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company's debt is either due on demand or is in default and is now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors' consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

The Company’s activities will necessitate significant uses of working capital beyond 2010. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the line of credit it has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.	Significant accounting policies

The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2010 and 2009, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

2.	Significant accounting policies (continued)

a)	Development Stage Company
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, developing operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in ASC 915 Development Stage Entities. While the Company generated revenues from its previous generation of products, the Company has not generated any revenues from its current principal operations, and there is no assurance of future revenues.

b)	Principles of consolidation
 These condensed consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada on April 15, 2008). All significant inter-company balances and transactions have been eliminated.

c)	Stock-based compensation
The Company follows the fair value method of accounting for stock-based compensation. The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s condensed consolidated financial statements.  The Company estimates the fair value of the stock options using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

d)	Income taxes
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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

e)	Loss per share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

2.	Significant accounting policies (continued)

f)	Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the determination of the fair value of common shares issued as settlement of promissory notes payable, interest payable, advances payable and accounts payable; the determination of accrued liabilities, the fair value of promissory notes payable and interest payable; and assumptions used in the determination of fair value of stock options granted.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

g)	Recent accounting pronouncements

i.	Adopted

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company has adopted this pronouncement which has had no material effect on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Equipment

June 30, 2010
		Accumulated	Net book
	Cost	depreciation	value
Computer equipment	$-	$-	$-
Office equipment	-	-	-
	$-	$-	$-

December 31, 2009
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$25,549	$21,963	$3,586
Office equipment	5,566	4,777	789
	$31,115	$26,740	$4,375

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

4.	Interest, advances and promissory notes payable

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate amount of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was exchanged for common shares of the Company as part of a separate debt for shares settlement (note 6(d)). As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totalling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

·	$300,000 repayable at a rate of $25,000 per month (note 8); and

·	$125,000 repayable in whole by January 15, 2011.

a)	Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2008	$2,613,008
Interest incurred on promissory notes payable (note 4(e))	651,927
Interest payable retired through the issuance of shares (note 4(d))	(2,319,108)
Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable (note 4(e))	259,269
Balance, June 30, 2010	$1,227,190

Interest payable is to the following:

	June 30	December 31
	2010	2009
Relatives of directors	$757,620	$592,848
Directors	1,168	1,168
Non-related parties	468,402	373,905
	$1,227,190	$967,921

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms , security and any  interest payable is based on the underlying promissory notes payable that the Company has outstanding.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

4.	Interest, advances and promissory notes payable(continued)

b)	Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2008	$2,289,982
Advances accrued	605,498
Advances payable converted into promissory notes payable from lawsuit (note 4(c))	(425,000)
Advances payable retired through the issuance of shares (note 4(d))	(2,204,434)
Balance, December 31, 2009	266,046
Advances accrued	178,828
Advances repaid from proceeds of line of credit	(91,004)
Balance, June 30, 2010	$353,870

Advances payable are to the following:

	June 30	December 31
	2010	2009
Advances payable to:
Relatives of directors	$1,063	$967
Companies controlled by directors	245,587	185,821
Directors	107,220	79,258
	$353,870	$266,046

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)	Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2008	$6,436,393
Promissory notes payable issued	199,405
Promissory notes payable converted from advance payable from the settlement of lawsuit (note 4(b))	425,000
Promissory notes payable retired through the issuance of shares (note 4(d))	(1,785,465)
Balance, December 31, 2009	5,275,333
Promissory notes payable issued	262,753
Balance, June 30, 2010	$5,538,086

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

4.	Interest, advances and promissory notes payable(continued)

c)	Promissory notes payable (continued)

During the six months ended June 30, 2010, the Company borrowed a total of $262,753 from a relative of a director as a draw on an operating line of credit finalized during  May 2010. Amounts borrowed on the line of credit bear interest at 1% per month, are due on demand and are secured by a floating charge against the assets of the Company. Previous to the completion of the line of credit, the creditor had advanced amounts under the same terms that have been rolled into the line of credit borrowing. As consideration for the line of credit, the Company granted 10,000,000 options to the creditor (note 5(b)).

During the year ended December 31, 2009, the Company received proceeds of $154,879 from a director and a relative of a director in exchange for the issuance of promissory notes payable. The promissory notes issued are due on demand with interest at 1.0% per month and are collateralized by a floating charge against assets of the Company. As consideration for the loan, 620,000 options exercisable into common shares of the Company at an exercise price of $0.25 per share for a period of five years were granted to the lenders and were recorded as interest expense totalling $54,044. These options were fully vested once granted.  As of December 31, 2009, these 620,000 stock options were cancelled as part of the agreement for subscribing for shares at the price of $0.05 per share completed in December 2009. There was no accounting impact on the cancellation of these options.

Promissory notes payable are to the following:

		June 30 2010	December 31, 2009
Relatives of Directors
Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$1,108,371	$845,618

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,445,000	1,445,000
		$3,214,718	$2,951,965

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

4.	Interest, advances and promissory notes payable(continued)

c)	Promissory notes payable (continued)

Unrelated Lenders		June 30 2010	December 31, 2009
Unsecured promissory notes payable to unrelated lenders:
i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	907,456	907,456

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	300,000	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,323,368	2,323,368
		$5,538,086	$5,275,333

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

4.	Interest, advances and promissory notes payable(continued)

d)	Shares for debt settlement

In September 2009, the Company offered their creditors the chance to collect their debts outstanding through the issuance of shares. All the creditors, comprising both related  and unrelated  individuals, which accepted the offer agreed with the Company on a price of $0.05 per share. The agreements were completed on September 30, 2009 and the common shares were issued in December 2009.   In total, the Company issued 135,249,463 common shares at $0.05 per share for a total amount of $6,762,473. As part of the terms of the subscription agreement, subscribers agreed to cancel 41,948,000 stock options previously granted to them by the Company at the exercise price of $0.25 per share. The stock options cancelled had previously vested and there was no accounting impact on the cancellation. The following table describes the details of payments of the entire subscription:

	Number of		Promissory			Total
	Shares	Interest	Notes	Advances	Accounts	Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Subscribed

Relatives of directors	66,660,482	$811,526	$831,875	$1,689,623	$-	$3,333,024

Directors	21,141,225	511,418	140,832	404,811	-	1,057,061

Unrelated parties	47,447,756	996,164	785,758	108,000	482,466	2,372,388

Total	135,249,463	$2,319,108	$1,758,465	$2,202,434	$482,466	$6,762,473

e)	Interest expense

During the six months ended June 30, 2010, the Company incurred interest expense of $766,179 (2009: $649,399) as follows:

- $261,526 (2009: $377,261) incurred on promissory notes payables outstanding as shown in note 6(c);

- $95,141 (2009: $200,766) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

- $409,512 (2009: $71,372) incurred on stock options granted to creditors

5.	Capital stock

a)	Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

5.	Capital stock (continued)

b)	Stock options:

During the three months period ended June 30, 2010:

The Company granted 10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totalling $409,512 was allocated to interest expense.

During the year ended December 31, 2009:

The Company granted 620,000 stock options to relative of a director as follows:
-275,000 stock options exercisable at $0.25 per share for a term of five years expiring March 20, 2014
-208,000 stock options exercisable at $0.25 per share for a term of five years expiring March 31, 2014
-137,000 stock options exercisable at $0.25 per share for a term of five years expiring October 31, 2014

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

A summary of stock option activity is as follows:

	Six months Ended		Year Ended
	June 30, 2010		December 31, 2009
	Number of		Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	3,505,000	$0.25	106,575,463	$0.25
Granted	10,000,000	0.10	620,000	0.25
Cancelled	-	-	(41,948,000)	0.25
Expired	(200,000)	$0.25	(61,742,463)	0.25

Outstanding, end of period	13,305,000	$0.14	3,505,000	$0.25

Exercisable, end of period	13,305,000	$0.14	3,505,000	$0.25

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

5.	Capital stock (continued)

The options outstanding at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2010

Expiry Date	Options	Exercise Price	Options	Exercise Price

March 17, 2010	-	$ -	200,000	$0.25
July 8, 2010	500,000	$0.25	500,000	$0.25
September 12, 2010	500,000	$0.25	500,000	$0.25
October 17, 2010	150,000	$0.25	150,000	$0.25
April 7, 2011	200,000	$0.25	200,000	$0.25
December 19, 2011	1,455,000	$0.25	1,455,000	$0.25
December 31, 2011	10,000,000	$0.10	-	$ -
May 31, 2017	500,000	$0.25	500,000	$0.25
Total	13,305,000	$0.14	3,505,000	$0.25
Aggregate intrinsic value	$ -		$ -
Weighted Average Remaining Contractual Life	2.17		1.31

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.04 (December 31, 2009: $0.06) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on June 30, 2010. As of June 30, 2010, none (December 31, 2009: none) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2010	December 31, 2009

Risk-free interest rate	0.90%	1.81%
Expected life	1.82 years	5 years
Expected dividends	0%	0%
Expected volatility	224%	225%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2010 was $0.04 (2009: $0.09).

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

5.	Capital stock (continued)

The compensation cost of the stock options granted was allocated as follows:

	Three months Ended June 30, 2010		Three months Ended June 30,2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009

Interest expense:
Relatives of directors		$-	$-	$409,512	$37,772
Non-employees		-	16,800	-	16,800
				409,512	54,572
Development costs:
Directors and officers		-	-	-	6,488
Non-employees		-	-	-	15,762
				-	22,250
	$		$16,800	$409,512	$76,822

6.	Contingencies

A creditor of the Company had previously commenced legal proceedings against the Company for an unpaid promissory note payable for $300,000. The Company had agreed to payment terms of $25,000 per month commencing in October 2009 as part of the Settlement Agreement (note 4). To date, the Company has made no payments and the loan is considered to be in default. The full amount of the debt has been recorded by the Company as they recognize the amount is a legal liability. No further amounts relating to any associated costs and legal fees have been recorded as of June 30, 2010 as the proceedings have been halted by the plaintiff.

7.	Related party transactions

Related party transactions included the following:

	Three months Ended June 30, 2010	Three months Ended June 30,2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Development costs:
Services rendered by directors and officers	$30,000	$30,000	$30,000	$30,000
Stock-based compensation to directors and officers	-	-	-	6,488

Interest expense
Promissory notes issued to relatives of directors	87,329	109,972	164,772	207,493
Stock-based compensation to relatives of directors	-	-	409,512	37,772

Selling, general and administration
Compensation to directors and officers	47,400	79,950	143,020	159,900

	$164,729	$219,922	$680,602	$445,349

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

7.	Related party transactions (continued)

Except as discussed in the next paragraph, all transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 5(b).

8.	Commitments:

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$144,000
Dr. Jaroslav Tichy	$60,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

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

2% of sales price up to $24,999,999 plus
3% of sales price between $25,000,000 and $49,999,999 plus
4% of sales price between $50,000,000 and $199,999,999 plus
5% of sales price in excess of $200,000,000

Any other amounts distributed to each key employee are to be determined by the Board of Directors.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

9.	Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, advances payable, interest payable and promissory notes payable.

Fair Value

The fair values of cash and certain accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments.

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
i.Interest-bearing promissory notes and related interest payable
ii.Non-interest-bearing promissory note past due
iii.Non-interest-bearing promissory notes due in the future.

The interest-bearing promissory notes payable are all delinquent and have continued to accrue interest at their stated rates. The Company currently does not have the funds to extinguish these debts and will continue to incur interest until such time as the liabilities are extinguished. There is not an active market for delinquent loans for a Company with a similar financial position. Management asserts the carrying values of the promissory notes and related interest payable are a reasonable estimate of fair value as they represent the Company’s best estimate of their legal obligation for these debts. As there is no observable market for interest rates on similar promissory notes, the fair value was estimated using level 3 inputs in the fair value hierarchy.

The non-interest-bearing promissory note payable past due is several years delinquent and there has been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 3 input in the fair value hierarchy.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

9.	Financial instruments (continued)

Fair Value (continued)

The non-interest-bearing promissory notes payable due in the future are the result of the Settlement Agreement whereby certain advances payable were assigned to the plaintiffs. As part of the Settlement Agreement, the Company agreed to repayment terms for these non-interest-bearing amounts. Since these amounts now have fixed repayment terms, the Company considers these amounts as promissory notes as opposed to advances. Since the settlement, the Company has not made the required payments on one promissory note where repayments were required prior to the 2009 year-end (note 8). Based on the Company’s current financial position and the maturities of these promissory notes, it is likely the Company will default on the other promissory notes payable in this class. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory note, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.   Management’s assertion is the carrying value is the best estimate of the Company’s liability and represents the fair value for the promissory note. This would be considered a level 3 input in the fair value hierarchy.

The fair value of advances payable cannot be determined as they are related party amounts that have no stated terms of repayment. There is no market for similar instruments. The Company has recorded imputed interest at a rate of 1% per month over the life of the advances payable, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.

Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company only has minimal cash and is not exposed to significant credit risk.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

9.	Financial instruments (continued)

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $5,038,086 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of June 30, 2010.

At June 30, 2010, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at June 30, 2010, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
 (Unaudited)

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 16, 2010, the date the financial statements were issued.

•
On July 1, 2010 the Company entered into a subscription agreement to issue 2,000,000 common shares at $0.025 per share, being the fair market value at the time of the agreement, for total consideration of $50,000. The shares were issued on July 22, 2010.

•
On July 1, 2010 the Company granted 1,400,000 options to creditors and consultants of the Company. All of the options have an exercise price of $0.25 per share and expire June 30, 2015. The stock options have the following vesting terms:

1.	1,200,000 stock options vested immediately
2.	200,000 stock options vest evenly over four years with the first 50,000 stock option vesting June 30, 2011 and an additional 50,000 every year thereafter, until fully vested June 30, 2014.

•	On August 6, 2010 the Company extended the term on the 10,000,000 stock options granted on March 8, 2010 by changing the expiry date from December 31, 2011 to March 7, 2015.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

    The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Except for the description of historical facts contained herein, the Form 10Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

    Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

    In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

    As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “ALRT” mean ALR Technologies Inc, unless otherwise indicated.

Overview

    ALR Technologies Inc. was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.  In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. (“ALR”).  ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR continued its jurisdiction under the laws of Canada on September 23, 1996 and to the State of Wyoming on July 31, 1998.

    On October 21, 1998, the Company entered into an agreement with ALR whereby the Company would have the non-exclusive right to distribute certain products of ALR.

    In December 1998, the common shares of the Company began trading on the “Over the Counter Bulletin Board”. Today the Company trades under the symbol “ALRT.”

Overview (continued)

    In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,533,130 shares of the Company’s common stock thereby making ALR a subsidiary corporation of the Company. ALR also had outstanding 124,695 shares of Class B common stock, none of which was owned by the Company.

    ALR had one wholly owned subsidiary corporation, Timely Devices, Inc. (“TDI”). TDI was founded in Edmonton, Alberta, Canada on July 27, 1994. On July 31, 2000, the Company sold all of its shares of ALR. As a result of this sale, the Company is no longer using the technology that was used by its previously owned subsidiaries and does not have any assembly capability.

    On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

    Effective July 1, 2010, the following management changes occurred

-	Lawrence Weinstein was appointed as President and Chief Operating Officer
-	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
-	Stan Cruitt retired as Chairman of the Board

    On the date Mr. Weinstein took office, he was paid a $50,000 signing bonus that he used to buy 2,000,000 common shares of the Company.

    Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients.

    In May 2010, the Company finalized negotiations with a relative of a Director for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. To date, the Company has borrowed $249,444. The Company granted this creditor 10,000,000 stock options exercisable at $0.10 per share. Subsequent to June 30, 2010, the term of the option was extended to March 8, 2015.

    On September 30, 2009, the Company entered into an agreement with certain creditors to retire $6.762M of debt through the issuance of 135,249,463 common shares. Also on September 30, 2009, the Company agreed to issue 200,000 common shares for gross proceeds of $10,000.

Description of Business

    ALR Technologies products will utilize internet based technologies to provide health care providers with the ability to monitor their patient’s health and ensure compliance to health maintenance activities.

    The Company’s Health-e-Connect (HeC) system is an internet based product intended for diabetic patients and their health care providers to improve communication and monitoring of patients’ health management programs. One aspect of the system is that HeC will incorporate data uploaded from patients’ glucometers into the ALRT database to quickly assess user compliance and performance compared to provider set targets.This provides patients and caregivers the ability to track patient performance and compliance, thereby allowing timely intervention. By providing this ongoing monitoring and feedback, the HeC system is expected to enhance outcomes and lower costs.

Description of Business (continued)

    The Company is focusing the majority of its efforts on introducing and marketing our HeCsystem for patients and health care providers in the United States. The Company has limited financial resources and is actively seeking other marketing relationships. In addition, the Company is working to establish health insurance company reimbursement for Health-e-Connect services.

    On July 23, 2010 the Company submitted a 510(k) application to the FDA for its proprietary HeC system. Clearance of the application by the FDA will allow the Company to market the HeC system in the United States.

    On August 2, 2010 the Company announced that results of a clinical trial conducted by Dr Hugh Tildesley et al. using the ALRT Health-e-Connect (HeC) System. The article was published in the August 2010 Diabetes Care publication.

    The article is titled “Effect of Internet Therapeutic Intervention on A1C Levels in Patients With Type 2 Diabetes Treated With Insulin” and showed A1C dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s HeC System.  The A1C test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients.  According to Center for Disease Control and Prevention, “In general, every percentage drop in A1C blood test results (e.g. from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%.”

Critical Accounting Policies and Going Concern

    Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, which have been prepared in accordance with GAAP.

    The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

    The Company’s condensed consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.  See note 1 of the condensed consolidated financial statements.

    Due to our being a development stage company and not having generated significant revenues, in the Notes to our financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Consolidated Results of Operations

	Three Months Ended June 30			Six Months Ended June 30
			Percentage				Percentage
	2010	2009	Increase /	2010	2009		Increase /
			(Decrease)				(Decrease)
Revenue	-	-		-	-
Cost of Sales

Depreciation	-	434	(100)	309	867		(64)
Selling, general and
administrative	100,675	122,873	(18)	167,342	263,030		(36)
Development costs	51,500	46,500	11	98,000	115,250		(15)
Professional fees	38,054	22,869	66	57,074	34,646		65

Other items
Interest expenses	181,533	330,474	(45)	766,179	649,399		18
Write-off equipment	4,066	-	100	4,066		-	100
extinguishment

Tax benefit
Discontinued
Operations

Net Loss	$375,828	523,150	(28)	1,092,970	1,063,192		3

    Development costs were $51,500 and $98,000 for the three and six months period ended June 30, 2010 as compared with $46,500 and $115,250 for the same period last year. For the first six months of both 2010 and 2009 the Company incurred $98,000 in product development fees paid to consultants. For the three and six months ended June 30, 2009, there was $nil and $22,250 of stock-based compensation for options granted to product development consultants, respectively.

    Professional fees were $38,054 and $57,074 for the three and six months period ended June 30, 2010, respectively as compared with $22,869 and $34,646 due to increased audit fees for the 2009 fiscal year compared to the previous year. The increased 2009 audit fees of $21,000 weren’t incurred until Q2 2010.

    Interest expense was $181,533 and $766,179 for the three and six months ended June 30, 2010, respectively as compared with $330,474 and $649,399 for the same period last year. The change in the balance was caused by three key factors:

•	In March 2010, the Company granted 10,000,000 stock options which had a fair value of $409K
•	The Company owed an additional $1.8M of promissory notes payable at June 30, 2009 which incurred imputed interest at an average of 1% per month outstanding
•	The Company owed additional promissory notes payable of $1.7M at June 30, 2009 which incurred interest at various rates.

    Interest expense was from the following sources for the three months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010	Three months ended June 30, 2009
Interest based on stated rate of promissory notes	$134,817	$194,813
Imputed interest on zero interest loans	46,716	81,089
Stock options issued for promissory notes	-	54,572
Total	$181,533	$330,474

Consolidated Results of Operations (continued)

    Interest expense was from the following sources for the six months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Interest based on stated rate of promissory notes	$261,526	$377,261
Imputed interest on zero interest loans	95,141	200,766
Stock options issued for promissory notes	409,512	71,372
Total	$766,179	$649,399

    Selling, general and administrative expenses were $100,675 and $167,342 for the three and six months period ended June 30, 2010 as compared with 122,873 and $242,269 for the same period last year. The decreases of $22,198 and $74,927 for the three and six month period can be attributed to the former Chairman of the Company ceasing to earn compensation on December 31, 2009. This amount was offset by increased promotion and travel primarily relating to the preparation for and attendance at the American Diabetes Association conference in June 2010.

Liquidity and Capital Resources

Working Capital
			Percentage
	At June 30, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$6,143	$700	777%
Current Liabilities	$7,914,228	$7,324,843	8%
Working Capital	$(7,908,085)	$(7,324,143)	(8%)

Current Assets

    The Company does not have any significant current assets on its consolidated balance sheet as at June 30, 2010, nor did they have any at December 31, 2009.

Current Liabilities

    The Company has current liabilities of $7,914,228 as at June 30, 2010 as compared to $7,324,843 as at December 31, 2009. Current liabilities were as follows:

	June 30, 2010	December 31, 2009
Accounts payable and accrued liabilities	$777,032	$797,493
Payroll payable	$18,050	$18,050
Interest payable	$1,227,190	$967,921
Advances payable	$353,870	$266,046
Promissory notes payable	$5,538,086	$5,275,333
Total current liabilities	$7,914,228	$7,324,843

    The increase in interest payable of $259,269 relates to amounts incurred on promissory notes with stated rates of interest. The increase in advances payable of $87,824 relates to consulting fees accrued to Directors and Officers of the Company. The increase in promissory notes payable of $262,753 was incurred from amounts drawn from on the line of credit made available to the Company.

Liquidity and Capital Resources (continued)

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows used in Operating Activities	$(262,957)	$(127,993)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$262,753	$120,699
Net (decrease) increase in Cash During Period	$(204)	$(7,294)

Cash Balances and Working Capital

    As of June 30, 2010, the Company's cash balance was $454 compared to $658 as of December 31, 2009.

Cash Provided by (Used in) Operating Activities

    Cash used by the Company in operating activities during the six months period ended June 30, 2010 was $262,957 in comparison with $127,993 used during the same period last year as the Company incurred expenditures for selling and administration costs associated with the American Diabetes Association conference.  In addition, the Company incurred expenditures relating to the payments of overdue accounts payables due to certain product development consultants of the Company.

Cash Proceeds from Financing Activities

    During the six months period ended June 30, 2010, the Company received $262,753 loan from a relative of a director as compared to $120,699 from a relative of a director during the same period last year. The loans received in 2010 and 2009 covered the operating requirements for the Company. During the six months ended June 30, 2010 the Company had higher operating requirements.

Short and Long Term Liquidity

    As of June 30, 2010, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Short and Long Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$777,032	$777,032	$-	$-	$-
Payroll Payable	18,050	18,050	-	-	-
Interest Payable	1,227,190	1,227,190	-	-	-
Advances Payable	353,870	353,870	-	-	-
Promissory Notes Payable	5,538,086	5,538,086	-	-	-
	$7,914,228	$7,914,228	$-	$-	-

    In May 2010, the Company finalized a line of credit arrangement with a relative of Director to provide funds of up to $1,000,000. All funds borrowed bear interest at 1% per month and are due on demand. As at June 30, 2010, the Company has borrowed $262,753. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit increase compare to the past six months as it continues to seek reimbursement opportunities and support clinical trials for the HeC.

Off Balance Sheet Arrangements

    The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4.                  CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six months period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

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

    Current Litigation: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth Count North Carolina File Number 10-CVS-685  This action seeks $300,000, plus costs and attorneys fees, and other relief arising out of the promissory note executed by the Company in the context of settlement of the prior lawsuit.  The Company did not file an answer to the complaint, as the amount is admittedly owed and a recorded liability of the Company.  It is expected the Plaintiff will receive a judgment of in excess of $300,000 against the Company in the future.   It is expected that the judgment will also direct delivery of the shares of stock referenced in the settlement of the prior lawsuit to Plaintiffs.  Those share certificates are in escrow with the undersigned firm at this time, until an order is entered.

ITEM 1A.               RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, the Company issued 2,000,000 restricted shares of common stock to Lawrence Weinstein in consideration of $50,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in that

•	Mr. Weinstein is a sophisticated investor.
•	The subscriber was furnished with the same information that can be found in a Form S-1 Registration Statement.

ITEM 6.                  EXHIBITS

    The following Exhibits are attached hereto:

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2010.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

BY:	LAWRENCE WEINSTEIN
Lawrence Weinstein
President, Chief Operating Officer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2