Form 10-Q
period 2010-09-30
ALR TECHNOLOGIES INC
filed 2010-11-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,527,909 as of November 5, 2010.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	Note Regarding Forward Looking Statements	22
	Overview	22
	Critical Accounting Policies	24
	Results of Operations	27
	Liquidity and Capital Resources	29
	Off-Balance Sheet Arrangements	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	32

Signatures		33

Exhibit Index		34

PART I.  FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	September 30	December 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$198	$658
Prepaid expenses and other assets	16,184	42
Total current assets	16,382	700

Equipment, net	-	4,375
Total Assets	$16,382	$5,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$783,785	$797,493
Payroll payable	18,050	18,050
Interest payable	1,354,095	967,921
Advances payable	165,422	266,046
Promissory notes payable	5,869,388	5,275,333
Total liabilities	$8,190,740	$7,324,843

STOCKHOLDERS’ DEFICIT:
Common stock
Authorized : 350,000,000 common shares with a par
value of $0.001 per share
213,527,909 and 213,527,909 shares issued and
outstanding, respectively	213,527	211,527
Additional paid-in capital	23,382,260	22,648,973
Accumulated deficit	(31,770,145)	(30,180,268)
Total Stockholders’ deficit	(8,174,358)	(7,319,768)
Total liabilities and stockholders’ deficit	$16,382	$5,075

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Nine months Ended		(Inception)
	September 30		September 30		to September 30,
	2010	2009	2010	2009	2010
Revenue
Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	434	309	1,301	52,694
Development costs	46,539	100,947	144,539	216,197	2,979,926
Interest	310,628	302,909	1,076,807	952,308	14,837,144
Professional fees	24,096	54,390	81,170	89,036	1,697,870
Rent	-	9,218	-	24,920	495,696
Selling, general and administration	116,828	273,788	282,986	520,805	11,117,721
Total Operating Expenses	498,091	741,686	1,585,811	1,804,567	31,181,051
Operating (Loss)	(498,091)	(741,686)	(1,585,811)	(1,804,567)	(31,511,759)
Other Expenses (Income)
Loss on write-off equipment	-	-	4,066	-	36,623
Other expenses	-	-	-	-	425,965
Other income	-	-	-	-	(204,202)
Total Other Expenses	-	-	4,066	-	258,386
Net (Loss)	$(498,091)	$(741,686)	$(1,589,877)	$(1,804,567)	$(31,770,145)

Loss per share, basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding,
- basic and diluted	212,767,039	76,078,446	211,945,491	76,078,446

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Nine months Ended		(Inception)
	September 30		to September 30,
	2010	2009	2010
OPERATING ACIVITIES
Net loss	$(1,589,877)	$(1,806,761)	$(31,770,145)
Depreciation	309	1,301	52,694
Disposal of equipment	4,066	-	36,623
Stock-based compensation-development costs	-	22,250	528,618
Stock-based compensation-interest expenses	545,789	104,444	5,545,054
Stock-based compensation-selling, general and admin	50,000	-	2,992,939
Other non-cash items included in net loss	511	-	294,531
Non-cash imputed interest expenses	138,987	291,569	2,773,816
Equity instruments issued to settle liabilities		-	1,871,718
Changes in assets and liabilities:
Decrease in receivables	-	5,048	-
Increase in prepaid expenses	(16,142)	47,495	(16,185)
Increase (decrease) in accounts payable and accrued liabilities	(13,708)	273,605	1,314,315
Increase in advances payable	(100,624)	425,843	3,166,880
Increase in interest payable	386,174	471,814	3,156,672
Net cash provided by (used in) operating
activities	(594,515)	(163,392)	(10,053,469)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(108,254)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of promissory notes payable	594,055	155,905	10,005,513
Net cash provided by financing activities	594,055	155,905	10,096,745
Net increase (decrease) in cash	(460)	(7,487)	198
Cash, beginning of period	658	7,901	-
Cash, end of period	$198	$414	$198
Supplemental information:
Cash paid for interest expenses	5,857	530	1,223,335

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three and nine month periods ended September 30, 2010 of $498,091 and $1,589,877, respectively.  In addition, losses incurred for the years ended December 31, 2009 and 2008 were $2,200,301 and $2,313,328, respectively. As of September 30, 2010, the Company is currently unable to self-finance its operations, has a working capital deficit of $8,174,358 ($7,319,768 at December 31, 2009), an accumulated stockholders’ deficit of $31,770,145 ($30,180,268 at December 31, 2009), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct further product development activities or operations. Once product development activities are completed, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, interest and promissory notes payable totalling $8,065,740 currently due or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through a line of credit facility with available borrowing up to $1 million (As at September 30, 2010 the balance outstanding was $594,055). This facility will allow the Company to pursue widespread distribution of its product line. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.           Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is default and is now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

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

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2010 and 2009, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and nine month p ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

e)          Loss per share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the three and nine month period ended September 30, 2010. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.           Significant accounting policies: (continued)

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

September 30, 2010
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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.           Interest, advances and promissory notes payable

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate amount of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was exchanged for common shares of the Company as part of a separate debt for shares settlement (note 6). As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totalling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-           $300,000 repayable at a rate of $25,000 per month (note 6); and
-           $125,000 repayable in whole by January 15, 2011.

a)           Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2008	$2,613,008
Interest incurred on promissory notes payable	674,021
Interest payable retired through the issuance of shares	(2,319,108)
Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	392,031
Repayment of interest payable through line of credit	(5,857)
Balance, September 30, 2010	$1,354,095

Interest payable is to the following:

	September 30	December 31
	2010	2009
Relatives of directors	$846,504	$592,848
Directors	1,168	1,168
Non-related parties	506,423	373,905
	$1,354,095	$967,921

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.           Interest, advances and promissory notes payable (continued)

b)           Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2008	$2,289,982
Advances accrued	605,498
Advances payable converted into promissory notes payable from lawsuit (note 4(c))	(425,000)
Advances payable retired through the issuance of shares (note 4(d))	(2,204,434)
Balance, December 31, 2009	266,046
Advances accrued	223,430
Advances repaid from proceeds of line of credit	(324,054)
Balance, September 30, 2010	$165,422

Advances payable are to the following:

	September 30	December 31
	2010	2009
Advances payable to:
Relatives of directors	$158	$967
Companies controlled by directors	71,005	185,821
Current and former directors	94,259	79,258
	$165,422	$266,046

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)           Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2008	$6,436,393
Promissory notes payable issued	199,405
Promissory notes payable converted from advance payable from the settlement of lawsuit (note 4(b))	425,000
Promissory notes payable retired through the issuance of shares (note 4(d))	(1,785,465)
Balance, December 31, 2009	5,275,333
Promissory notes payable issued	594,055
Balance, September 30, 2010	$5,869,388

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.           Interest, advances and promissory notes payable (continued)

c)           Promissory notes payable (continued)

During the nine months ended September 30, 2010, the Company borrowed a total of $594,055 from a relative of a director as a draw on an operating line of credit finalized during May 2010. Amounts borrowed on the line of credit bear interest at 1% per month, are due on demand and are secured by a floating charge against the assets of the Company. Previous to the completion of the line of credit, the creditor had advanced amounts under the same terms that have been rolled into the line of credit borrowing. As consideration for the line of credit, the Company granted 10,000,000 options to the creditor (note 5(b)).

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

Promissory notes payable are to the following:

Relatives of Directors		September, 2010	December 31, 2009

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$1,439,672	$845,618

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,445,000
		$3,566,019	$2,951,965

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.           Interest, advances and promissory notes payable (continued)

c)           Promissory notes payable (continued)

Unrelated Lenders		September, 2010	December 31, 2009

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	907,456

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	300,000	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,303,369	2,323,368
		$5,869,388	$5,275,333

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.           Interest, advances and promissory notes payable (continued)

	Number of		Promissory			Total
	Shares	Interest	Notes	Advances	Accounts	Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Subscribed

Relatives of directors	66,660,482	$811,526	$831,875	$1,689,623	$-	$3,333,024

Directors	21,141,225	511,418	140,832	404,811	-	1,057,061

Unrelated parties	47,447,756	996,164	785,758	108,000	482,466	2,372,388

Total	135,249,463	$2,319,108	$1,758,465	$2,202,434	$482,466	$6,762,473

e)           Interest expense

During the nine months ended September 30, 2010, the Company incurred interest expense of $1,076,807 (2009: $952,308) as follows:

-	$392,031(2009: $558,489) incurred on promissory notes payables outstanding as shown in note 6(c);
-
$138,987 (2009: $289,375) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

-	$545,789 (2009: $104,444) incurred on stock options granted to creditors

5.           Capital stock

a)           Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b)           Issued share capital:

On July 1, 2010 the Company entered into an agreement with an Officer to issue 2,000,000 common shares as compensation for the initial three months of services provided by the Officer to the Company. The common shares were valued at $0.025 per share for a total value of $50,000. The amount was determined to be the fair market value since the individual became an Officer upon entering into this agreement and immediately prior to that was an arm’s length individual.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.           Capital stock (continued)

c)           Stock options:

During the nine months period ended September 30, 2010:

The Company granted 11,400,000 stock options as follows:

-
10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totalling $409,512 was allocated to interest expense. Later during the year, the expiry date of all 10,000,000 stock options was extended to March 7, 2015. Additional stock-based compensation expense of $87,255 reflecting the increased fair value of these modified stock options

-	1,200,000 stock options to creditors of the Company exercisable at $0.25 per share for a term of five years expiring June 30, 2015. These options with a fair value of $49,022 vested immediately.
-
200,000 stock options to a consultant of the Company exercisable at $0.25 per share for a term of five years expiring June 30, 2015. The stock options have a fair value of $8,309. Commencing July 1, 2011, 50,000 of the stock options vest each July 1 until all the stock options are fully vested.

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.           Capital stock (continued)

A summary of stock option activity is as follows:

	Nine months Ended		Year Ended
	September 30, 2010		December 31, 2009
	Number of		Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	3,505,000	$0.25	106,575,463	$0.25
Granted	11,400,000	0.12	620,000	0.25
Cancelled	-	-	(41,948,000)	0.25
Expired	(1,200,000)	$0.25	(61,742,463)	0.25

Outstanding, end of period	13,705,000	$0.12	3,505,000	$0.25

Exercisable, end of period	13,505,000	$0.12	3,505,000	$0.25

The options outstanding at September, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009

Expiry Date	Options	Exercise Price	Options	Exercise Price

March 17, 2010	-	$-	200,000	$0.25
July 8, 2010	-	$-	500,000	$0.25
September 12, 2010	-	$-	500,000	$0.25
October 17, 2010 (expired)	150,000	$0.25	150,000	$0.25
April 7, 2011	200,000	$0.25	200,000	$0.25
December 19, 2011	1,455,000	$0.25	1,455,000	$0.25
March 7, 2015	10,000,000	$0.10	-	$-
June 30, 2015	1,400,000	$0.25	-	$-
May 31, 2017	500,000	$0.25	500,000	$0.25
Total	13,705,000	$0.12	3,505,000	$0.25
Aggregate intrinsic value	$-		$-
Weighted Average Remaining Contractual Life	3.62		1.31

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.04 (December 31, 2009: $0.06) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on September 30, 2009. As of September 30, 2010, none (December 31, 2009: none) of the stock options outstanding were in-the-money.

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
($ United States)
(Unaudited)

5.           Capital stock (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2010	December 31, 2009

Risk-free interest rate	1.76%	1.81%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	252%	225%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2010 was $0.05 (2009: $0.09).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended September 30, 2010	Three months ended September 30,2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Interest expense:
Relatives of directors	$87,255	$16,272	$496,767	$54,044
Non-employees	49,022	-	49,022	-
	136,277	16,272	545,789	54,044
Development costs:
Directors and officers	-	-	-	6,488
Non-employees	-	-	-	15,762
			-	22,250
Professional fees:
Directors and officers	-	-	-	-
Non-employees	519	-	511	-
	511	-	511	-
	$136,788	$16,272	$546,300	$76,294

6.           Contingencies

A creditor of the Company had previously commenced legal proceedings against the Company for an unpaid promissory note payable for $300,000. The Company had agreed to payment terms of $25,000 per month commencing in October 2009 as part of the Settlement Agreement (note 4). To date, the Company has made no payments and the loan is considered to be in default. The full amount of the debt has been recorded by the Company as it recognizes the amount is a legal liability. A motion of default judgement has been requested by the Plaintiff. No further amounts relating to any associated costs and legal fees have been recorded as of September 30, 2010 as the amounts while considered likely, are not estimable.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.           Related party transactions

Related party transactions included the following:

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Development costs:
Services rendered by directors and officers	$15,000	$15,000	$30,000	$30,000
Stock options granted to directors and officers	-	-	-	6,488

Interest expense:
Promissory notes issued to relatives of directors	93,618	109,972	258,351	207,493
Stock options granted to relatives of directors	87,255	16,272	496,767	54,044

Selling, general and administration:
Compensation to directors and officers	97,400	79,950	143,020	159,900

	$293,273	$221,194	$928,138	$457,925

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

8.           Commitments:

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$144,000
Dr. Jaroslav Tichy	$60,000
Lawrence Weinstein	$156,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty days after delivery of notice, without any further compensation.

The terms of Mr. Weinstein’s contract provides for periodically increases in the amounts of monthly compensation during the first year of as a President and Director of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

8.           Commitments: (continued)

The terms of Mr. Chan’s contract also provides for a commission of 1% of net sales during the term of the agreement as well as a bonus payment on commencement of commercial production of the Pet Reminder.

In addition, if more than 50% of the Company’s stock or assets are sold, Messrs. Chan and Tichy will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

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

i.           Interest-bearing promissory notes and related interest payable
ii.           Non-interest-bearing promissory notes past due
iii.           Non-interest-bearing promissory note due in the future.

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

Credit risk
Financial instruments that potentially subject the Company to credit risk consist of cash. The Company only has an immaterial cash balance and is not exposed to significant credit risk.

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

Market risk (continued)

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $5,369,388 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of September 30, 2010.

At September 30, 2010, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk
The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at September 30, 2010, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

10.           Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 5, 2010, the date the financial statements were issued.

•	On October 17, 2010, 150,000 stock options exercisable at $0.25 expired unexercised.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

Effective July 1, 2010, the following management changes occurred:
-	Lawrence Weinstein was appointed as President, Chief Operating Officer (“COO”) and a Director of the Company
-	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
-	Stan Cruitt retired as Chairman of the Board

On the date Mr. Weinstein took office, he received 2,000,000 common shares of the Company as compensation for his initial three month term ended September 30, 2010 as President and COO.

Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients.

In May 2010, the Company finalized negotiations with a relative of a Director for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. To date, the Company has borrowed $249,444. The Company granted this creditor 10,000,000 stock options exercisable at $0.10 per share. During August 2010, the term of the option was extended to March 8, 2015.

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

On July 23, 2010 the Company submitted a 510(k) application to the FDA for its proprietary HeC system. Clearance of the application by the FDA will allow the Company to market the HeC system in the United States. The Company has received comments from the FDA and is currently preparing responses with the aim of receiving clearance upon satisfactory resolution to the comments. The HeC may be offered for sale in the United States when it receives 510(k) clearance.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations
	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2010	2009	Increase /	2010	2009	Increase /
			(Decrease)			(Decrease)
Revenue	-	-		-	-
Cost of Sales

Depreciation	-	434	(100)	309	1,301	(76)
Development costs	46,539	100,947	(54)	144,539	216,197	(33)
Interest expenses	310,628	302,909	3	1,076,807	952,308	13
Professional fees	24,096	54,390	(56)	81,170	89,036	(8)
Rent	-	9,218	(100)	-	24,920	(100)
Selling, general and
administrative	116,828	273,788	(57)	282,986	520,805	(45)

Other items
Write-off equipment	-	-	-	4,066	-	100
extinguishment

Tax benefit
Discontinued
Operations

Net Loss	$498,091	741,686	(33)	1,589,877	1,804,567	(12)

Development costs were $46,539 and $144,529 for the three and nine months period ended September 30, 2010 as compared with $100,947 and $216,197 for the same period last year. For the three and nine month periods ended September 30, 2010 and 2009 the Company incurred $46,500 and $139,500 in product development fees paid to consultants. For the three months ended September 30, 2010 there was $51,000 paid to a consultant assisting in the development of the HeC product and for the nine months ended September 30, 2010 there was $22,250 of stock-based compensation for options granted to product development consultants, respectively.

Professional fees were $24,096 and $81,170 for the three and nine months period ended September 30, 2010, respectively as compared with $54,390 and $89,036 due to increased audit fees for the 2009 fiscal year compared to the previous year. The significant difference between the three month period ended September 2010 and 2009 was due to Niblock settlement agreement. As part of the agreement, the Company agreed to pay the Niblocks $40,000 of legal fees incurred in reaching the judgement and settlement.

After taking into account the one-time legal fees incurred as part of the Niblock arrangement, the Company, professional fees increased for the three month and nine month periods ended September 30, 2010 by $9,706 and $32,134.

-	The increase for the three month period ended was due to increased costs incurred for financial reporting consulting
-	The increase for the nine month period ended was due to audit fees $21,000 greater then estimated that weren’t billed by the vendor until the second quarter of 2010.

Interest expense was $310,628 and $1,076,807 for the three and nine months ended September 30, 2010, respectively as compared with $302,909 and $952,308 for the same period last year

Interest expense was from the following sources for the three months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010	Three months ended September 30, 2009	% increase /decrease
Interest based on stated rate of promissory notes	$130,576	$181,768	(28%)
Imputed interest on zero interest loans	43,775	88,069	(50%)
Stock options granted for promissory notes	136,277	33,072	312%
Total	$310,628	$302,909	3%

Interest expense was from the following sources for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	% increase /decrease
Interest based on stated rate of promissory notes	$392,031	$558,488	(29%)
Imputed interest on zero interest loans	138,987	289,376	(51%)
Stock options granted for promissory notes	545,789	104,444	422%
Total	$1,076,807	$952,308	13%

Interest on Promissory Notes
During the nine months ended September 30, 2010, the Company had significantly lower promissory notes outstanding then during that same period in 2009. Immediately prior to the debt for share retirement on September 30, 2009, the Company had interest bearing promissory notes payable of just under $6.3M as compared to approximately $4.6M after the debt for share retirement. During the twelve months since, the Company issued approximately $600K in interest bearing promissory notes to bring the total up $5.4M in interest bearing promissory notes at September 30, 2010. The significant reduction in interest bearing promissory notes during the three and nine month period ended September 30, 2010 explains the significant decrease in that category of interest expense.

Imputed Interest
During the three and nine months period ended September 30, 2010, the Company had significantly lower zero interest sources of long-term financing then during those same periods in September 2009. The following table shows the sources of zero interest financing before and after the share for debt retirement on September 30, 2009 and compares this to the balance at September 30, 2010.

Zero Interest Financing	Before Transaction September 30, 2009	After Transaction September 30, 2009	As at September 30, 2010
Accounts payable in excess of one year	$908,293	$656,845	$600,569
Advances payable	2,715,825	513,391	166,052
Promissory notes	270,912	695,912	695,912
Total	$3,895,030	$1,866,148	$1,462,533

The large decline in the balance of the zero interest financing over this period explains the large decline in imputed interest for the three and nine month period ended September 30, 2010.

Stock Based Compensation
Stock based compensation allocated to interest expense was significantly higher during the three and nine months ended September 30, 2010 then 2009 due primarily to 10.8 million more options granted during 2010.

During the three and nine month periods ended September 30, 2010, the Company:
-	granted 1,400,000 stock options to creditors of the Company; and
-	extended the term of the 10,000,000 stock options granted to a creditor in the Company’s first quarter of operations in 2010. The term was extended from 21 months to five years.

During the three and nine month periods ended September 30, 2009, the Company
-	granted 620,000 stock options to a creditor of the Company
-	amortized expense of $50,400 relating to the deferral of the calculated fair value of 1.8M stock options that were granted in exchange for a loan received in 2008

Selling, general and administrative expenses were $116,828 and $282,986 for the three and nine months period ended September 30, 2010 as compared with $273,788 and $520,805 for the same period last year. The decreases of $156,960 and $237,819 for the three and nine month period can be attributed to the following causes:
-	the new President received compensation of $50,000 in the form of shares issued in the third quarter of 2010
-	the former Chairman of the Company ceased to charge compensation of $13,850 (three months - $41,550, nine months - $124,500) effective January 1, 2010
-	the Company incurred market development fees of approximately $45,000 during the three and nine months ended September 30, 2009 related to sponsoring a clinical trial and market research
-	the Company incurred bad debts of approximately $80K during the three months ended September 30, 2009

Liquidity and Capital Resources

Working Capital
			Percentage
	At September 30, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$16,382	$700	2240
Current Liabilities	$8,190,740	$7,324,843	12
Working Capital	$(8,174,357)	$(7,324,143)	12

Current Assets

The Company does not have any significant current assets on its consolidated balance sheet as at September 30, 2010, nor did they have any at December 31, 2009.

Current Liabilities

The Company has current liabilities of $8,190,740 as at September 30, 2010 as compared to $7,324,843 as at December 31, 2009. Current liabilities were as follows:

	September 30, 2010	December 31, 2009	Change
Accounts payable and accrued liabilities	$783,785	$797,493	$(13,708)	(2%)
Payroll payable	$18,050	$18,050	$-	(0%)
Interest payable	$1,354,095	$967,921	$386,174	40
Advances payable	$165,422	$266,046	$(100,624)	(37)
Promissory notes payable	$5,869,388	$5,275,333	$594,055	11
Total current liabilities	$8,190,740	$7,324,843	866,597	12

The increase in interest payable of $386,174 relates to amounts incurred on promissory notes with stated rates of interest.

The decrease in advances payable of $100,624 consists of counteracting activities as follows:
-	$157,000 of consulting fees accrued to Directors and Officers of the Company.
-	$13,000 of miscellaneous advances
-	$270,100 of advances repaid through the line of credit arrangement

The increase in promissory notes payable of $594,055 was incurred from amounts drawn from on the line of credit made available to the Company.

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows used in Operating Activities	$(594,515)	$(163,392)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$594,055	$155,905
Net (decrease) increase in Cash During Period	$(460)	$414

Cash Balances and Working Capital

As of September 30, 2010, the Company’s cash balance was $198 compared to $658 as of December 31, 2009.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine months period ended September 30, 2010 was $594,515 in comparison with $163,392 used during the same period last year. The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with the American Diabetes Association conference.

Cash Proceeds from Financing Activities

During the nine months period ended September 30, 2010, the Company received $594,055 loan from a relative of a director as compared to $155,905 from a relative of a director during the same period last year. The loans received in 2010 and 2009 covered the operating requirements for the Company and repaid long outstanding advances and accounts payable. During the nine months ended September 30, 2010 the Company repaid amounts that were unpaid from 2009, including the same nine month period in 2009.

Short and Long Term Liquidity

As of September 30, 2010, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or will be due in the next twelve months. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and currently being sued by one creditor. There is no assurance that additional creditors will make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$783,785	$783,785	$-	$-	$-
Payroll Payable	18,050	18,050	-	-	-
Interest Payable	1,354,095	1,354,095	-	-	-
Advances Payable	165,422	165,422	-	-	-
Promissory Notes Payable	5,869,388	5,869,388	-	-	-
	$8,190,740	$8,190,740	$-	$-	-

In May 2010, the Company finalized a line of credit arrangement with a relative of Director to provide funds of up to $1,000,000. All funds borrowed bear interest at 1% per month and are due on demand. As of September 30, 2010, the Company has borrowed $594,055. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit increase compare to the past six months as it continues to seek reimbursement opportunities and support clinical trials for the HeC.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

During 2009 the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc., Forsyth County, North Carolina, File Number 0-9-CVS-2220.  On July 21, 2009, a judgment was entered against the Company in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. Subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment, and an assignment of the Judgment to Christine Kan.  The two plaintiffs received promissory notes as a portion of the settlement, the results of which are reported in the following paragraph.  It is not expected that any further litigation will ensue other than as described in the following paragraph.  The judgment, now owned by Christine Kan, remains on the books as an active judgment against the Company.

Current Litigation: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc., Forsyth County, North Carolina, File Number 10-CVS-685.  This action seeks $300,000, plus costs and attorneys fees, and other relief arising out of the promissory note executed by the Company in the context of settlement of the prior lawsuit.  The Company did not file an answer to the complaint, as the amount is admittedly owed and a recorded liability of the Company. The plaintiff has filed a motion for default judgment. It is expected the plaintiff will receive a judgment of in excess of $300,000 against the Company, consisting of the principal owed, associated legal fees and other direct costs.   It is expected that the judgment will also direct delivery of the shares of stock referenced in the settlement of the prior lawsuit to Plaintiffs.  Those share certificates are in escrow with the undersigned firm at this time, until an order is entered.

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

ITEM 5.                      OTHER INFORMATION

The following list is complied of our five (5) Form 8-Ks, which we failed to file:

The terms of Mr. Weinstein’s contract provides for periodically increases in the amounts of monthly compensation during the first year of as a President and Director of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors.

On June 30, 2010, when Mr. Weinstein took office, he received 2,000,000 common shares of the Company as compensation for his initial three month term ended September 30, 2010 as President and COO.

Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients. There are written agreements evidencing this.

On August 4, 2010, the Company issued 2,000,000 restricted shares of common stock to Lawrence Weinstein in consideration of $50,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in that:  Mr. Weinstein is a sophisticated investor and the subscriber was furnished with the same information that can be found in a Form S-1 Registration Statement.

On September 30, 2009, the Company entered into an agreement with 20 creditors to retire $6.762M of debt through the issuance of 135,249,463 common shares. Also on September 30, 2009, the Company agreed to issue 200,000 common shares for gross proceeds of $10,000.

ITEM 6.                      EXHIBITS

The following Exhibits are attached hereto:

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
10.4	Agreement with Christine Kan dated May 25, 2010.				X
10.5	Employment Agreement with Lawrence Weinstein dated June 30, 2010.				X
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 2010.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
10.4	Agreement with Christine Kan dated May 25, 2010.				X
10.5	Employment Agreement with Lawrence Weinstein dated June 30, 2010.				X
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2