Form 10-K
period 2010-12-31
ALR TECHNOLOGIES INC
filed 2011-03-31
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2011: $34,236,465.

At March 31, 2011, 213,977,909 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

Background

ALR TECHNOLOGIES, INC. (the “Company” or “ALRT”) was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.  In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. (“ALR”).

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.

Recent Developments

On March 6, 2011, the chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program.

Also on March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:
•	all 200,000 stock options are to vest immediately
•	the exercise price of the option was reduced from $0.25 per share to $0.10 per share.

All 450,000 of these stock options have been exercised.

On January 3, 2011, the “Company entered into an agreement with Ms. Christine Kan for additional financing through its existing line of credit borrowing arrangement. The Creditor has granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. The original agreement was entered into by the Company and the Creditor on May 25, 2010.  In exchange for providing the increased borrowing limit,
•	Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.
•	the Company has modified the terms of 10,000,000 stock options granted to Ms . Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:
-	Increased the number of stock options granted from 10,000,000 to 20,000,000

-	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

Effective July 1, 2010, the following management changes occurred

-	Lawrence Weinstein was appointed as President, Chief Operating Officer (“COO”) and a Director of the Company
-	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
-	Stan Cruitt retired as Chairman of the Board

When Mr. Weinstein took office, he was approved to receive 2,000,000 common shares of the Company at $0.025 per share as compensation for his initial three month term ended September 30, 2010 as President and COO. The common shares were issued to Mr. Weinstein in August 2010.

Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients.

In May 2010, the Company finalized negotiations with Christine Kan for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. To date, the Company has borrowed $249,444. The Company granted this creditor 10,000,000 stock options exercisable at $0.10 per share. During August 2010, the term of the option was extended to March 8, 2015.

On September 30, 2009, the Company entered into an agreement with 30 creditors to retire $6.762M of debt through the issuance of 135,249,463 common shares. Also on September 30, 2009, the Company agreed to issue 200,000 common shares for gross proceeds of $10,000.

Products

ALR Technologies products utilize internet based technologies to provide health care providers with the ability to monitor their patient’s health and ensure compliance to health maintenance activities.

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

The Company is focusing the majority of its efforts on introducing and marketing our HeC system for patients and health care providers in the United States. The Company has limited financial resources and is actively seeking other marketing relationships. In addition, the Company is working to establish health insurance company reimbursement for Health-e-Connect services.

ALRT Health-e-Connect System TM for Diabetes Monitoring

HeC for diabetes monitoring is a communications software platform that will enable health professionals to remotely monitor the health progress specifically relating to diabetic patients. This will facilitate more effective and timely communication of care to these patients.

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

Diabetes is a lifelong chronic disease with no cure.  However, diabetics can take steps to control their disease and reduce the risk of developing the associated serious complications thereby controlling healthcare costs.  The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that “Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”  The Company’s HeC for diabetes monitoring provides an affordable and easy to use communication network as recommended by the Committee.

On July 23, 2010 the Company submitted a 510(k) application to the FDA for its proprietary HeC system. Clearance of the application by the FDA will allow the Company to market the HeC system in the United States. The Company received comments from the FDA and submitted responses to those comments on February 28, 2011 with the aim of receiving clearance upon satisfactory resolution to the comments. The HeC may be offered for sale in the United States when it receives 510(k) clearance.

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

The Company believes that its products for setting timely healthcare compliance reminders/alerts will improve patient-compliance with doctor’s orders for taking medications and other treatments.  Greater compliance with medication and treatment regimens is likely to enhance the patient’s ability to realize the full benefits.  If people do not receive the intended benefit of their medications and health management regimens, their condition may fail to improve; additional complications may develop and compromise the patient’s health further.  This may lead to substantially increased costs of healthcare in general.  Industry data indicate that 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars spent annually in excessive and preventable healthcare costs.  Reminding a person to take an action is the first step in our system; monitoring their actions and their data is the second and intervention when needed is the important follow-up.

The Company’s comprehensive HeC combines portability, compliance reminders, compliance monitoring and communications network for health professionals.

Reimbursement for Health Professionals

The Company continues to work to obtain confirmation that HeC will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough as physicians will be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing its HeC system for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients health benefit plan as well as to health plan payers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

The Company is first targeting customers located in United States because of the large market potential but will also seek to establish selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America. The Company’s initial target market consists of patients with diabetes.

On February 25, 2011 it was announced that Horizon MedCorp. is offering a new program that will use the HeC to track test strip usage and universally supports data uploads from blood glucose meters manufactured by Abbott Diabetes Care, Bayer Diabetes Care, LifeScan Inc. (a Johnson & Johnson Company) and Roche Diabetes Care. The new program will electronically document diabetic patient use of blood glucose test strips and base patient resupply on this documentation.

On March 6, 2011 the Company’s Board of Directors determined it may retain a national firm of sales and marketing agents to conduct a major sales and marketing campaign in the United States and Canada during the next two years in order to promote its Health-e-Connect System (HeC). While a marketing firm has yet to be retained, the sales and marketing program is expected to require significant up front funding. Under an agreement dated as of March 6, 2011, the chairman of ALRT, Mr. Sidney Chan, has established a line of credit of up to $2.5 million for the exclusive purpose of funding the costs of such program.

People with conditions such as cystic fibrosis, transplant patients, congestive heart failure, coronary artery disease, COPD (chronic obstructive pulmonary disease), and cancer may benefit from future versions of our system. The HeC helps patients remember when and how to take their medication and execute therapy tasks.

Another large potential application consists of healthcare provider employees such as case-managers, nurses, and other caregivers. The HeC reports compliance data to caregivers, allowing them to assist their patients in following the proper medication and therapy schedules. Finally, a current use exists for the managers of caregivers. The HeC helps the managers assess their caregivers’ effectiveness in overseeing their patients.

The Company’s HeC provides a tool that comprehensively addresses the problem of medication non-compliance from a multi-lateral front.  The HeC reminds patients of their medication regimens and therapies, provides caregivers the ability to track the patient compliance, thereby allowing timely intervention, and provides information to the managers to assess the caregiver’s effectiveness.

The HeC is a low-cost, comprehensive system that addresses the growing issue of medication non-compliance with portability and low cost combined with the monitoring capability. Our System fills a critical gap in the healthcare system by providing ongoing oversight of patients.  The Company believes that by addressing the issue of non-compliance, the Company will help patients live longer, healthier lives while also decreasing healthcare costs.  The comprehensive compliance data provided to caregivers will assist them in improving their patient’s healthcare practices and enhance their own operating efficiency.

Other Products

Aside from the HeC, the Company also offers a range of medication reminder products addressing the issue of medication non-compliance of various medication regimens. These medication reminder products are offered to individual patients through pharmacies and the Internet. Pharmaceutical companies have also purchased the devices to distribute to patients using their medications in an effort to improve their medication compliance.

Selling Activities

Medical services companies who have extensive sales networks in the primary targeted areas for diabetes and respiratory will be conducting the selling of the HeC.  They will be utilizing their presence in national, regional and state health care conferences as well as their sales networks to sell directly to medical clinics and hospitals.

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

Employees

The Company has one employee, who is an Officer and Director of the Company. The Company contracts eights persons, two of whom are officers of the Company. The employees and consultants of the Company have contracts which outlines their roles and responsibilities, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2010 includes $180,666 (December 31, 2009 -$180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

During 2009 the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth Count North Carolina File Number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.  As part of the settlement, a former Director of the Company assigned debts of ALR to the plaintiffs. The debts originally having no terms of repayment were amended to have the following terms of repayment:

As part of the Settlement Agreement a director of the Company at the time assigned unsecured advances payable of the Company totaling $425,000 with no stated terms of interest or repayment to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-           $300,000 repayable at a rate of $25,000 per month and
-           $125,000 repayable in whole by January 15, 2011.

The plaintiffs (Niblock Financial Systems, Inc. et al) filed a motion of default against the Company (ALR Technologies, Inc.) in the Superior Court of Forsyth County, North Carolina (case number 10-CVS-685) for failure to meet the repayment terms of the $300,000 promissory note. On October 26, 2010, case 10-CVS-685 was heard and the court found in favor of the plaintiff, meaning the Company was ordered to repay full principle of $300,000 along with $10,918 of accrued interest initial from the original settlement date, being September 30, 2009. While the interest rate was not included in the original settlement agreement, the Company did not contest the inclusion of interest in the judgment.  The Company has not made any repayments under the terms of the settlement agreement for either the loan totaling $300,000, the loan totaling $125,000, or the judgment reached against the Company. It is expected that the plaintiffs will file a motion for default on the promissory note repayable totaling $125,000.

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608.25 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note.

On December 14, 2010, Ms. Irene Ho demanded that we repay her promissory note. No amount has been repaid to date and no terms were renegotiated. As of the date of this report, the total balance due is $365,000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is quoted on the Bulletin Board operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:.

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2010	0.100	0.020
September 30, 2010	0.042	0.018
June 30, 2010	0.045	0.027
March 31, 2010	0.060	0.035
December 31, 2009	0.120	0.030
September 30, 2009	0.280	0.020
June 30, 2009	0.150	0.020
March 31, 2009	0.100	0.020

[1]           These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2010, there were 213,527,909 common shares of the Company issued and outstanding.

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

ITEM 6.          SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company’s business is focused on enhancement on adherence to disease and healthcare management programs through monitoring, reminders and improved communications. We provide this through our patient reminder products which monitor medication compliance and provide intervention mechanisms when lack of compliance occurs. The Company’s primary business markets are the providers of health insurance and the providers of disease and case management services, including the home care industry.

The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved healthcare results. These market segments are the health insurance providers, the medical clinics and physicians who provide the care for people with chronic disease.  Our focus is currently on medical clinics, hospitals and health plans with diabetics being the initial patient targets.

Revenue

Revenues for the year ended December 31, 2010 decreased to $Nil from $5,000 in 2009. The Company has been devoting its efforts for the past four years to developing the HeC patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.   The Company needs to obtain FDA 510(K) approval for glucose monitoring and establish financial rationale for healthcare providers to realize sales.  On July 23, 2010 the Company submitted a 510(k) application to the FDA for its proprietary HeC system. Clearance of the application by the FDA will allow the Company to market the HeC system in the United States. The Company has received comments from the FDA and submitted responses to those comments on February 28, 2011  with the aim of receiving clearance upon satisfactory resolution to the comments. The HeC may be offered for sale in the United States when it receives 510(k) clearance.

Product Development

With the completion of the diabetes system and commercial launch in plans in place,  the Company expects to add additional home monitoring capabilities, including monitoring the essential diagnostic readings such as blood pressure, peak flow, weight, A1c and more are in development with completion expected in 2011.

The Company received US patent to cover its compliance monitoring system that works specifically with nebulizer compressors and patent application has been submitted to cover other elements of our comprehensive HeC system. The Company has also been granted patents that cover the primary ease-of-use feature and one button programming. One-button programming is an important element in many of our Compliance Reminder products.

Product development and research costs were $249,870 in 2010 and $ 264,105 in 2009.

Operating Capital

The Company is funding operations through the line of credit financing it has available. The majority of the Company’s expenditures go towards product development, market development and administrative activities. Certain management of the Company have volunteered to have their compensation deferred until cash flow allows for payment and certain creditors have agreed to additional stock option grants in return for either 1) deferred payment on interest or 2) agreements of note extensions in other cases. All stock options granted as compensation for deferment of payment have been recorded at their value fair value using the Black-Scholes option pricing model and have been expensed over the agreed upon period of deferment where applicable.

Although cash flow from sales of products and services are expected in late 2011, there is no certainty of this, and if sales do increase there is no certainly that it will reach the level necessary to cover operating costs and debt load. The Company has limited resources and is exploring un-established markets and methods for selling its products. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the nature of the HeC, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long term success.

In May 2010, the Company finalized negotiations with Christine Kan (the “Creditor”) for a line of credit borrowing arrangement of $1M. The Creditor is the wife of Sidney Chan the Chairman and Chief Executive Officer of the Company. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. As consideration for agreeing to provide the line of credit and advancing funds prior to finalization of the terms of the line of credit, on March 7, 2015 (reported on our Form 10-Q for the period ended March 31, 2010), the Company granted the creditor 10,000,000 stock options exercisable at $0.10 per share with a fair value, as determined using the Black Scholes model, of approximately $410,000. During August 2010, the term of the option was extended to March 8, 2015 (reported on our Form 10-Q for the period ended September 30, 2010), which increased the fair value by approximately $86,000 to approximately $496,000.

On December 14, 2010, Ms. Irene Ho demanded that we repay her promissory note. No amount has been repaid to date and no terms were renegotiated. As at the date of this report, the total balance due is $365,000.

On January 3, 2011, the Company entered into an agreement with Christine Kan for additional financing through its existing line of credit borrowing arrangement. Ms. Kan granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. On May 25, 2010, the Company and Ms. Kan agreed to terms on the line of credit arrangement for $1,000,000. The line of credit will continue to bear simple interest at 1% per month on the borrowed balance, is due on demand and is secured by a general security agreement over all the tangible and intangible assets of the Company. As of December 31, 2010, the Company has borrowed $845,565.

In exchange for providing the increased borrowing limit, Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to Ms. Kan on March 7, 2010 and modified August 8, 2010. The terms have been modified as follows:

▪	Increased the number of stock options granted from 10,000,000 to 20,000,000
▪	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The Company owes Ms. Kan approximately $3,500,000 in promissory note payables, line of credit arrangements and other debts at December 31, 2010.

On March 6, 2011 the Company’s Board of Directors determined it may retain a national firm of sales and marketing agents to conduct a major sales and marketing campaign in the United States and Canada during the next two years in order to promote its Health-e-Connect System (HeC). While a marketing firm has yet to be retained, the sales and marketing program is expected to require significant up front funding. The chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program.

Management Compensation

Certain management continues to defer payment on compensation, defer payment on interest on loans they have made to the Company and defer repayment on expenses incurred in the normal course of operations to help conserve the Company’s survival. During 2009, the three Directors at the time, Sidney Chan, Jaroslav Tichy and Stan Cruitt, accepted shares in exchange for the settlement of their debts with the Company. All shares issued and stock options granted were recorded at their fair values.

Operating Issues

The Company has expended significant efforts introducing its human medication and treatment reminder products to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. Sales to December 31, 2010 have not been sufficient for the Company to realize its investment in its inventories. Management plans to recover its investment through sales the ALRT Health-e-Connect (HeC) Diabetes Health Management System.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders.

Results of Operations

December 31, 2010 compared to December 31, 2009

Sales for the year ended December 31, 2010 were $nil as compared to $5,000 for the year ended December 31, 2009. Sales continued to decrease during 2010 as the Company continued to focus its resources on development of the CHC and the development of a business network of pilot programs.

Product development costs for the year ended December 31, 2010 were $249,870 as compared to $264,105 for the year ended December 31, 2009. The majority of the costs incurred relate to services provided by contractors of the Company and a grant for a clinical trial testing, amongst other deliverable, ease of use for internet based glucose monitoring. The decrease in product development costs of $14,235 or 5% is a result of the HeC product design being finalized in 2009. There were limited purchases of components during the 2010 fiscal year.

Interest expense for the year ended December 31, 2010 was $1,238,192, which is comparable to $1,123,980 for the year ended December 31, 2009; however, the drivers of the interest were significantly different. For the year-ended December 31, 2010 there is interest of $546,619 (2009 - $104,444) representing the fair value of stock options issued as a bonus for the deferral of repayment of promissory notes and $183,738 (2009 - $350,461) representing the imputed interest on certain financial liabilities with no stated terms of interest. On September 30, 2009, the Company retired approximately $1.76M of interest accruing promissory notes payable which represented approximately 25% of the promissory notes payables at that time.

Professional fees for the year ended December 31, 2010 were $124,108 as compared to $146,719 for the year ended December 31, 2009. The decrease in professional fees of $22,611 or 15% is due to a combination of lower audit from the change to a US based CPA firm and lower legal fees from reduced complexity in transactions during 2010. In 2009, the debt for shares retirement transaction required internal and external personnel resources of the Company.

Selling, general and administrative expenses for the year ended December 31, 2010 were $458,854 as compared to $633,560 for the year ended December 31, 2009. The decrease of $174,706 or 28% can be substantially attributed to the following: 1) a change of management personnel ($93,600) 2) no advances written off during the year ($80,129).

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

Liquidity and Capital Resources

Cash Balances

At December 31, 2010, the Company’s cash balance was $1,829 compared to $658 at December 31, 2009.

Short and Long Term Liquidity

Working Capital
			Percentage
	At December 31, 2010	At December 31, 2009	Increase / (Decrease)
Current Assets	$1,829	$700	161
Current Liabilities	$8,615,338	$7,324,843	18
Working Capital (Deficiency)	$(8,613,509)	$(7,324,143)	18

With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2010 was 0.0 as compared to 0.0 as at December 31, 2009. The greater the current ratio, the greater is the short-term liquidity of the Company.

Current Liabilities

The Company has current liabilities of $8,615,338 as at December 31, 2010 as compared to $7,324,843 as at December 31, 2009. Current liabilities were as follows:

	December 31, 2010	December 31, 2009	Change
Accounts payable and accrued liabilities	$801,923	$797,493	$4,430	1%
Payroll payable	$8,940	$18,050	$(9,110)	(50%)
Interest payable	$1,469,898	$967,921	$501,977	52%
Advances payable	$213,678	$266,046	$(52,368)	(20)
Promissory notes payable	$6,120,889	$5,275,333	$845,566	16
Total current liabilities	$8,615,328	$7,324,843	$1,290,495	18

The increase in interest payable of $501,977 relates to amounts incurred on promissory notes with stated rates of interest.

The Company obtained a line of credit of US$1,000,000 from a relative of a director in March 2010 (the terms of which were finalized in May 2010) which is unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put toward working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. As of December 31, 2010, the Company has borrowed $845,565.

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2010 - $2,071,062; 2009 - $2,200,301), is currently unable to self-finance its operations, has a working capital deficit of $8,613,509 (2009 - $7,324,143), a deficit of $32,255,396 (2009 - $30,180,268), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$801,923	$801,923	$-	$-	$-
Payroll Payable	8,940	8,940	-	-	-
Interest Payable	1,469,898	1,469,898	-	-	-
Advances Payable	213,678	213,678	-	-	-
Promissory Notes Payable	6,120,899	6,120,899	-	-	-
	$8,615,338	$8,615,338	$-	$-	-

Cash Flows
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Cash Flows used in Operating Activities	$(844,395)	$(614,648)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$845,566	$607,405
Net (decrease) increase in Cash During Period	$(1,171)	$(7,243)

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2010 totaled $844,395 as compared to $614,648 for year ended December 31, 2009. The Company incurred a net loss of $2,075,128 for the year ended December 31, 2010 as compared to a loss of $2,200,301 for the year ended December 31, 2009.

The main use of cash for operations is product development consulting fees, market development fees, professional fees for audit, legal and accounting services and selling, general and administration cost for salaries and travel.

Cash Proceeds from Financing Activities

During the year ended December 31, 2010, the Company received $845,566 from advances on an operating line or credit from a related party.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies, Inc. (the "Company"), as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALR Technologies, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $32,255,396 at December 31, 2010. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operations, a working capital deficiency, has promissory notes payable and related interest payable past due and has not established commercial viability of its products. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
March 31, 2011

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)
December 31, 2010 and 2009

	2010	2009

Assets
Current assets:
Cash	$1,829	$658
Prepaid expenses and others	-	42
Total current assets	1,829	700
Equipment, net of accumulated depreciation	-	4,375
Total assets	$1,829	$5,075

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$801,923	$797,493
Payroll payable	8,940	18,050
Interest payable	1,469,898	967,921
Advances payable	213,678	266,046
Promissory notes payable	6,120,899	5,275,333
Total current liabilities and total liabilities	8,615,338	7,324,843

Stockholders' Deficit
Common stock
Authorized: 350,000,000 shares with a par value of $0.001 per share
Shares issued and outstanding: 213,527,909 shares (2009 – 211,527,909)	213,527	211,527
Additional paid-in capital	23,428,360	22,648,973
Deficit	(32,255,396)	(30,180,268)
Stockholders’ deficit	(8,613,509)	(7,319,768)
Total liabilities and stockholders’ deficit	$1,829	$5,075

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Operations
($ United States)
Years Ended December 31, 2010 and 2009 and from Inception through December 31, 2010

	2010	2009	October 21, 1998
			(Inception) to December 31, 2010

Revenue
Sales	$-	$5,000	$2,994,931
Cost of sales	-	-	3,325,639
	-	5,000	(330,708)
Expenses
Depreciation	309	1,734	52,694
Development costs	249,870	264,105	3,085,257
Interest	1,238,192	1,123,980	14,998,529
Professional fees	124,108	146,719	1,740,808
Selling, general and administration	458,583	668,763	11,789,014
	2,071,062	2,205,301	31,666,302

Loss before other item	(2,071,062)	(2,200,301)	(31,997,010)
Write down of equipment	(4,066)	-	(36,623)
Write off accumulated exchange adjustment	-	-	37,164
Loss on write down of inventories	-	-	(20,245)
Settlement of debt			(405,720)
Other items	-	-	167,038
Net loss and comprehensive loss for year	$(2,075,128)	$(2,200,301)	$32,255,396

Loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	212,344,347	82,387,051

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Changes in Stockholders’ Deficit
($ United States)
From Inception to December 31, 2010

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception October 21, 1998	-	$-	$-	$-	$-

Shares issued for cash	11,545,316	$11,545	$272,113	$-	$283,658
Shares issued in business combination	36,533,130	36,533	958,646	-	995,179
Shares re-acquired and cancelled	(27,000,000)	(27,000)	(112,178)	-	(139,178)
Shares issued for debt settlement	55,000,000	55,000	3,095,000	-	3,150,000
Stock options and warrants granted as compensation and to settle liabilities	-	-	9,087,247	-	9,087,247
Imputed interest	-	-	2,284,366	-	2,284,366

Net loss for the period from inception to
December 31, 2008				(27,979,967)	(27,979,967)

Balance, December 31, 2008	76,078,446	$76,078	$15,585,194	$(27,979,967)	$(12,318,695)

Imputed interest	-	-	350,461	-	350,461
Stock-based compensation	-	-	76,294	-	76,294
Shares issued for debt settlement	135,249,463	135,249	6,627,224	-	6,762,473
Shares issued for cash	200,000	200	9,800		10,000
Net loss for the year	-	-	-	(2,200,301)	(2,200,301)

Balance, December 31, 2009	211,527,909	$211,527	$22,648,973	$(30,180,268)	$(7,319,768)

Shares issued for services	2,000,000	2,000	48,000	-	50,000
Imputed interest	-	-	183,738	-	183,738
Stock-based compensation	-	-	547,649	-	547,649
Net loss for the year	-	-	-	(2,075,128)	(2,075,128)

Balance, December 31, 2010	213,527,909	$213,527	$23,428,360	$(32,255,396)	$(8,613,509)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2010 and 2009, and from Inception through December 31, 2010

			October 21, 1998
			(Inception)
			to December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(2,075,128)	$(2,200,301)	$(32,225,396)
Depreciation	309	1,734	52,694
Disposal of equipment	4,066	-	36,623
Stock-based compensation-development costs	-	22,250	528,618
Stock-based compensation-interest expenses	546,619	104,444	5,544,884
Stock-based compensation-selling, general and admin	50,000	-	2,992,939
Other non-cash items included in net loss	1,030	-	265,050
Non-cash imputed interest expenses	183,738	350,461	2,818,567
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in assets and liabilities:
Decrease in receivables	-	5,048	-
Decrease in prepaid expenses	42	57,494	-
Increase in accounts payable and accrued liabilities	4,430	191,703	1,314,403
Increase (decrease) in payroll payable	(9,110)	-	8,940
Increase in advances payable	(52,368)	178,498	3,215,136
Increase in interest payable	501,977	674,021	3,272,475
Net cash used in operating
activities	(844,395)	(614,648)	(10,303,349)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	10,000	294,658
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of promissory notes payable	845,566	597,405	11,366,515
Net cash provided by financing activities	845,566	607,405	10,348,256
Net increase (decrease) in cash	1,171	(7,243)	1,829
Cash, beginning of period	658	7,901	-
Cash, end of period	$1,829	$658	$1,829
Supplemental cash flow information:
Cash paid for interest	5,857	530	1,223,335

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2010 - $2,075,128; 2009 - $2,200,301), is currently unable to self-finance its operations, has a working capital deficit of $8,613,509 (2009 - $7,324,143), a deficit of $32,255,396 (2009 - $30,180,268), limited resources, no source of operating cash flow, no assurance that sufficient funding will be available to conduct further product development and operations, debts comprised of accounts payable, payroll payable, interest and promissory notes payable totaling $8,615,338 currently due or considered delinquent, no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable, and there is no assurance the Company’s current projects will be commercially viable or profitable. Any one or a combination of these above conditions could result in the failure of the business and require the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through a line of credit facility with available borrowing up to $1 million as at December 31, 2010 and increased to $2 million subsequent to the year-end.  (As at December 31, 2010 the balance outstanding was $845,566). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

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

These consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, Canada ALRTech Health Systems Inc. (incorporated in British Columbia, Canada, April 15, 2008). All significant inter-company balances and transactions have been eliminated.

c)	Foreign currency transactions

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

2.         Significant accounting policies: (continued)

e)	Inventories

Inventories are recorded at the lower of cost, determined on a weighted average cost basis, and net realizable value.

f)	Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the following methods and annual rates:

Equipment	Method	Rate
Computer equipment	Declining balance	30%
Office equipment	Declining balance	20%

g)	Options issued in conjunction with debt

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

2.         Significant accounting policies: (continued)

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

k)	Loss per share

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

2.         Significant accounting policies: (continued)

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

n)	Segmented information

The Company primarily operates in one reportable segment, the medical devices segment, in the United States. The majority of the Company’s assets are located in United States.

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

p)	Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payables and accrued liabilities.  These financial instruments are measured at their respective fair values.  For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

2.         Significant accounting policies: (continued)

p)	Fair value of financial instruments (continued)

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices in				Prices in
	Active				Active
	Markets	Significant			Markets	Significant
	or	Other	Significant		or	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Input		Assets	Inputs	Input

Assets:
Cash	$1,829	$-	$-	$1,829	$658	$-	$-	$658
Total assets	$1,829	$-	$-	$1,829	$658	$-	$-	$658

Liabilities:
Advances payable	$-	$	$213,678	$213,678	$-	$-	$266,046	$266,046
Interest payable	$-	$-	1,469,898	1,469,898	-	-	967,921	967,921
Promissory notes payable	-	-	6,120,899	6,120,899	-	-	5,275,333	5,275,333
Total liabilities	$-	$-	$7,804,475	$7,804,475	$-	$-	$6,509,300	$6,509,300

The carrying value of trade payables and accrued liabilities approximates their fair value due to their short-term maturities.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

2.         Significant accounting policies: (continued)

q)	Recently issued and adopted accounting pronouncements

i.           Adopted

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

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855-10, “Subsequent Events” is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements. Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company. Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between levels 1, 2 and 3. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for disclosures about purchases, sales, issuances and settlements in the roll forward activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. .

3.           Equipment:

2010
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$25,549	$25,549	$-
Office equipment	5,566	5,566	-
	$31,115	$31,115	$-

2009
		Accumulated	Net book
	Cost	depreciation	Value
Computer equipment	$25,549	$21,963	$3,586
Office equipment	5,566	4,777	789
	$31,115	$26,740	$4,375

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

4.         Interest, advances and promissory notes payable:

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

On October 27, 2010, the Company had a default judgment ruled against them which resulted in being held legally liable for an additional $11,000 of deemed interest. The Company has materially accrued the liability relating to this judgment as of December 31, 2010. The Company has not paid any of the legal interest or the underlying promissory notes payable.

a)         Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2008	$2,613,008
Interest incurred on promissory notes payable	674,021
Interest payable retired through the issuance of shares	(2,319,108)
Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	507,835
Repayment of interest payable through line of credit	(5,858)
Balance, December 31, 2010	$1,469,898

Interest payable is to the following:
	December 31,	December 31,
	2010	2009
Relatives of directors	$911,159	$592,848
Directors	1,168	1,168
Non-related parties	557,571	373,905
	$1,469,898	$967,921

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

4.         Interest, advances and promissory notes payable:

b)         Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2008	$2,289,982
Advances accrued	605,498
Advances payable converted into promissory notes payable from lawsuit (note 4(c))	(425,000)
Advances payable retired through the issuance of shares (note 4(d))	(2,204,434)
Balance, December 31, 2009	266,046
Advances accrued	285,832
Advances repaid from proceeds of line of credit	(338,200)
Balance, December 31, 2010	$213,678

Advances payable are to the following:

	December 31,	December 31,
	2010	2009
Advances payable to:
Companies controlled by directors	$119,035	$186,630
Current and former directors	94,643	79,416
	$213,678	$266,046

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)         Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2008	$6,436,393
Promissory notes payable issued	199,405
Promissory notes payable converted from advance payable from the settlement of lawsuit (note 4(b))	425,000
Promissory notes payable retired through the issuance of shares (note 4(d))	(1,785,465)
Balance, December 31, 2009	5,275,333
Promissory notes payable issued	845,566
Balance, December 31, 2010	$6,120,899

During the twelve months ended December 31, 2010, the Company borrowed a total of $845,566 from a relative of a director as a draw on an operating line of credit finalized during May 2010. Amounts borrowed on the line of credit bear interest at 1% per month, are due on demand and are secured by a floating charge against the assets of the Company. Previous to the completion of the line of credit, the creditor had advanced amounts under the same terms that have been rolled into the line of credit borrowing. As consideration for the line of credit, the Company granted 10,000,000 options to the creditor (note 5(b)).

F-15

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

4.         Interest, advances and promissory notes payable:

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of accrued interest. The Company has materially accrued the liability relating to this judgment as of December 31, 2010.

During the year ended December 31, 2009, the Company received proceeds of $154,879 from a director and a relative of a director in exchange for the issuance of promissory notes payable. The promissory notes issued are due on demand with interest at 1.0% per month and are collateralized by a floating charge against assets of the Company. As consideration for the loan, the Company granted 620,000 options to the creditor (note 5(b)).

On April 13, 2009, a consent judgment was reached against the Company for a promissory loan and accrued interest totaling $43,608. The amount has not been repaid and the Company continues to accrue interest on the overdue promissory loan at its legal rate.

Relatives of Directors		December 31, 2010	December 31, 2009

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$1,691,183	$845,618

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,445,000
Total Related		$3,817,530	$2,951,965

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

4.         Interest, advances and promissory notes payable:

Unrelated Lenders		December 31, 2010	December 31, 2009

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	907,456

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	300,000	300,000

vi.	Non-interest-bearing loan, due January 15, 2011 (Unpaid)	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, which has been demanded. The remaining $30,000 is due on demand		230,000	230,000
		2,303,369	2,323,368
		$6,120,899	$5,275,333

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

4.         Interest, advances and promissory notes payable: (continued)

d)         Shares for debt settlement (continued)
	Number of		Promissory			Total
	Shares	Interest	Notes	Advances	Accounts	Amount
Subscribers	Subscribed	Payable	Payable	Payable	Payable	Subscribed

Relatives of directors	66,660,482	$811,526	$831,875	$1,689,623	$-	$3,333,024

Directors	21,141,225	511,418	140,832	404,811	-	1,057,061

Non-related parties	47,447,756	996,164	785,758	108,000	482,466	2,372,388

Total	135,249,463	$2,319,108	$1,758,465	$2,202,434	$482,466	$6,762,473

e)         Interest expense

During the year ended December 30, 2010, the Company incurred interest expense of $1,238,192 (2009: $1,123,980) as follows:

-	$507,835 (2009: $669,075) incurred on promissory notes payables outstanding as shown in note 6(c);
-
$183,738 (2009: $350,461) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

-	$546,619 (2009: $104,444) incurred on stock options granted to creditors

5.         Capital Stock

a)	Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b)	Issued share capital:

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

5.         Capital Stock

c)	Stock options:

During the year ended December 31, 2010:

The Company granted 11,400,000 stock options as follows:

-
10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totaling $409,512 was allocated to interest expense. Later during the year, the expiry date of all 10,000,000 stock options was extended to March 7, 2015. Additional stock-based compensation expense of $87,255 reflecting the increased fair value of these modified stock options

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

All of the options granted vested immediately. The 620,000 stock options were granted as a bonus for not demanding repayment and the fair value totaling $54,044 was allocated to interest expense. The options were cancelled as part of the debt for share retirement.

On September 30, 2009, the Company cancelled 41,948,000 stock options as a condition of the debt retirement. The options cancelled consisted of 19,778,000 stock options from directors and 22,170,000 stock options from non-employees, all were fully vested and recognized as stock-based compensation expense prior to cancellation.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

5.         Capital Stock (continued)

c)	Stock options (continued):

The options outstanding at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010		December 31, 2009

Expiry Date	Options	Exercise Price	Options	Exercise Price

March 17, 2010	-	$-	200,000	$0.25
July 8, 2010	-	$-	500,000	$0.25
September 12, 2010	-	$-	500,000	$0.25
October 17, 2010	-	$-	150,000	$0.25
April 7, 2011	200,000	$0.25	200,000	$0.25
December 19, 2011	1,455,000	$0.25	1,455,000	$0.25
March 7, 2015	10,000,000	$0.10	-	$-
June 30, 2015	1,400,000	$0.25	-	$-
May 31, 2017	500,000	$0.25	500,000	$0.25
Total	13,555,000	$0.12	3,505,000	$0.25
Aggregate intrinsic value	$-		$-
Weighted Average Remaining Contractual Life	3.43		2.17

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.08 closing stock price of the Company’s common stock on the NASDAQ over-the-counter market on December 31, 2010. As of December 31, 2010, none of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2010	December 31, 2009

Risk-free interest rate	1.76%	1.81%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	252%	225%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2010 was $0.05 (2009: $0.09).

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

5.         Capital Stock (continued)

c)	Stock options (continued):

The fair value of the stock options granted was allocated as follows:

	2010	2009

Interest expense:
Relatives of directors	$496,767	$54,044
Non-employees	49,852	50,400
	546,619	104,444
Product development:
Directors and officers	-	6,488
Non-employees	-	15,762
	-	22,250

Professional fees:
Non-employees	1,030	-
	$547,649	$126,694

6.         Contingencies

Accounts payable and accrued liabilities as of December 31, 2010 include $180,666 (2009 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

The Company has had three judgments made against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability of these promissory notes and accrued interest have been recorded fully recognize and recorded by the Company.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

7.         Related party transactions:

	2010	2009
Development costs:
Services rendered by directors and officers	$60,000	$60,000
Stock options granted to directors and officers	-	6,488

Interest expense:
Promissory notes issued to relatives of directors	326,605	330,923
Stock options granted to relatives of directors	496,767	54,044

Selling, general and administration:
Compensation to directors and officers	189,600	355,800

	$1,072,972	$807,255

All transactions with related parties, except as described below, were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Options granted to related parties have been recorded at their estimated fair value as disclosed in note 7.

The Company has advances payable, interest payable and promissory notes payable due to related parties, as disclosed in note 4.

8.         Commitments:

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Dr. Jaroslav Tichy	$60,000
Lawrence Weinstein	$156,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan’s contract provides for monthly consulting fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales during the term of the agreement. The initial term of the contract is for one year and automatically renews for continuous one year terms.

The terms of Mr. Weinstein’s contract provides for periodic increases in the amount of monthly compensation following the first year as President and Chief Operating Officer of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors. The initial term of the contract is for one year and automatically renews for continuous one year terms.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

8.         Commitments (continued):

The terms of Mr. Tichy’s contract provide for monthly consulting fees of $5,000 per month in his services as VP Product Development. The initial term of the contract is for one year and automatically renews for continuous one year terms.

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

9.         Financial instruments:

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

9.         Financial instruments (continued)

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

The non-interest-bearing promissory notes payable due in the future are the result of the Settlement Agreement whereby certain advances payable were assigned to the plaintiffs. As part of the Settlement Agreement, the Company agreed to repayment terms for these non-interest-bearing amounts. Since these amounts now have fixed repayment terms, the Company considers these amounts as promissory notes as opposed to advances. Since the settlement, the Company has not made the required payments on one promissory note where repayments were required prior to the 2009 year-end (note 6). Based on the Company’s current financial position and the maturities of these promissory notes, it is likely the Company will default on the other promissory notes payable in this class. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory note, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.   Management’s assertion is the carrying value is the best estimate of the Company’s liability and represents the fair value for the promissory note. This would be considered a level 3 input in the fair value hierarchy.

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

i.          Interest rate risk

Interest rate risk consists of two components:

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

Market risk (continued)

i.          Interest rate risk (continued)

a)	Cash Flow Risk

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

b)	Price Risk

To the extent that changes in prevailing market interest rates differ from the interest rate on the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $5,620,898 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2010.

At December 31, 2010, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2010, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
($ United States)

10.       Income taxes:

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2009 - 34%) to income before income taxes. The difference results from the following items:

	2010	2009
Computed expected benefit of income taxes	$(705,544)	$(748,102)
Stock-based compensation	186,204	43,077
Non-Deductible interest expense	62,471	119,156
Increase in valuation allowance	456,869	585,869
Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2010	2009
Net operating loss carried forward	$23,708,932	$22,365,154
Tax rate	34%	34%
Deferred income tax assets	8,061,037	7,604,152
Valuation allowance	(8,061,037)	(7,604,152)
Net deferred income tax asset	$-	$-

The potential benefit of the deferred income tax asset has not been recognized in these financial statements since it cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company believes that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded.

The operating losses amounting to $23,708,932 will expire between 2019 and 2030 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	1,343,733	2030
Total	$23,708,887

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
($ United States)
Years Ended December 31, 2010 and 2009

11.       Subsequent events:

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 20, 2011, the date the financial statements were issued. The following subsequent events have occurred:

•
On January 3, 2011, the Company entered into an agreement with a creditor for additional financing through its existing line of credit borrowing arrangement. The creditor has granted the Company an increase in its borrowing limit from$1,000,000 to $2,000,000. The terms and conditions of the line of credit will remain the same. There is 1% per month simple interest on the borrowed balance. The line of credit is due on demand and is secured by a general security agreement over all the tangible and intangible assets of the Company.

In exchange for providing the increased borrowing limit, the Creditor has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.

Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:
-	Increased the number of stock options granted from 10,000,000 to 20,000,000

-	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The creditor is a relative of a Director and Officer of the Company.

•	The Company has defaulted on repaying a promissory note due on January 15, 2011 for $125,000

•
On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:

•	all 200,000 stock options are to vest immediately
•	the exercise price of the option was reduced from $0.25 per share to $0.10 per share.

All 450,000 of these stock options were exercised immediately after the Board of Directors approved the above described transaction.

•
On March 6, 2011, the chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure for the years ended December 31, 2010 and 2009.

ITEM 9A.       CONTROLS AND PROCEDURES.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., including the Company’s consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to our failure to report of three (3) Form 8-Ks.

We have identified, developed and begun to implement remedial measures in light of the findings of our company’s Principal Executive Officer and Principal Financial Officer assessment of the effectiveness of internal controls over financial reporting, to strengthen our company's disclosure controls and procedures. Our company’s Principal Executive Officer and Principal Financial Officer officer are currently developing a plan and timetable for the implementation of remedial measures intended to strengthen our internal controls over financial reporting. Upon finalization and board approval of the plan, our company’s chief executive officer and chief financial officer intend to implement the plan.

In light of the conclusion that our company's internal controls over financial reporting were ineffective as of December 31, 2010, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

    Based on this assessment, we found our internal control over financial reporting to be deficient for the following reasons:

(1)
lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(3)	ineffective internal control over financial reporting.

Management of the Company believes that the material weaknesses set forth in (2) and (3) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in not effective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination to its financial statements for future years.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directs on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy that following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

Further, during the year, the Company retained a consultant who has the technical expertise and knowledge to implement the proper segregation of duties and the development of effective internal controls over financial reporting. During the 2011 fiscal year, the Company will develop its internal controls over financial reporting to meet its current and projected future needs.  This, coupled with the appointment of additional independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no changes, other than described immediately below, in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the year, the Company retained a consultant who has the technical expertise and knowledge to develop effective internal controls over financial reporting. This is likely to materially affect the Company’s internal controls over financial reporting to correct the deficiencies listed above.

ITEM 9B.        OTHER INFORMATION.

The following list is complied of our three (3) Form 8-Ks, which we failed to file:

Upon taking office July 1, 2010, Mr. Weinstein received $50,000 as compensation his initial three month term ended September 30, 2010 as President and COO. The terms of Mr. Weinstein’s contract provides for periodic increases in the amounts of monthly compensation following the first year as President and Director of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors.

Also on July 1, 2010, the Company granted a total of 1,200,000 stock options to two creditors and 200,000 stock options to one consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients.

On August 4, 2010, the Company issued 2,000,000 restricted shares of common stock to Lawrence Weinstein in consideration of $50,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in that

•	Mr. Weinstein is a sophisticated investor.
•	The subscriber was furnished with the same information that can be found in a Form S-1 Registration Statement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	60	Chairman, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

Lawrence Weinstein	48	President, Chief Operating Officer

Dr. Jaroslav Tichy	71	Vice-President of Technology and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the By-laws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan – Chairman, Chief Executive, Chief Financial Officer and a member of the Board of Directors of the Company.

Mr. Chan has made a significant contribution to the Company since first becoming involved in August 1997. He has assisted the Company’s financing, product development, corporate development and spearheaded its evolution into a public company. Mr. Chan has been the vision behind the Company’s product development and outlining the business plan around the HeC. Mr. Chan has extensive relationships with Hong Kong area based technology and electronic manufacturers, helping assure the availability of low cost manufacturing and materials procurement. Among his demonstrated strengths, Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

Lawrence Weinstein – President, Chief Operating Officer and a member of the Board of Directors of the Company.

Mr. Weinstein joined ALRT in July 2010, bringing over 25 years of medical device development and management experience from organizations such as Cordis Corporation, DHD Healthcare and PARI Respiratory Equipment. Mr. Weinstein has extensive experience in the development and launch of medical products, including obtaining FDA approval for product lines and developing extensive quality control systems to ensure on-going regulatory compliance. Prior to working with ALRT, Mr. Weinstein had spent nine years working with Pari Respiratory Inc., achieving the position of Senior Vice President of Operations. Pari Respiratory is worldwide private company engages in the design, manufacture, and distribution of aerosol delivery products for patients with respiratory diseases, such as asthma, chronic lung diseases, and cystic fibrosis. Mr. Weinstein received a Bachelor of Science in Chemical Engineering degree from Rensselaer Polytechnic Institute. He earned both a Master of Science degree in Industrial Engineering and an MBA from the University of Miami.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Chan, Weinstein and Tichy have not been the subject of the following events:

1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.         The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)          Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii) Engaging in any type of business practice; or

iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.         The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.         Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.         Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.         Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i) Any Federal or State securities or commodities law or regulation; or

ii)         Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2010 and 2009, all directors have filed their Form 4 and 5, on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company’s audit committee is comprised of all three directors. None of directors are deemed independent. All three directors also hold positions as officers of the Company. A The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [2]	2010	180,000	0	0	0	0	0	9,600	189,600
Chairman, Chief	2009	180,000	0	0	0	0	0	9,600	189,600
Executive Officer &	2008	180,000	0	0	0	0	0	9,600	189,600
Chief Financial Officer

Lawrence Weinstein [3]	2010	72,500	0	0	0	0	0	0	72,500
President & Chief	2009	0	0	0	0	0	0	0	0
Operating Officer	2008	0	0	0	0	0	0	0	0

Dr. Jaroslav Tichy [4]	2010	60,000	0	0	0	0	0	0	60,000
Vice President,	2009	60,000	0	0	0	0	0	0	60,000
Technology	2008	60,000	0	0	0	0	0	0	60,000

[1]	All other compensation includes automobile allowance.

[2]
At December 31, 2010, salaries and other annual compensation for fiscal 2010 totaling $47,400 remain unpaid and are included in advances payable. Salaries and other annual compensation for fiscal 2010 and 2009 totaling $189,600 remain unpaid and are included in the promissory notes payable of the Company.

[3]	On July 1, 2010, Lawrence Weinstein was appointed as President, Chief Operating Officer and Director of the Company.

[4]	At December 31, 2010, salaries and other annual compensation for fiscal 2010 totaling $30,000 remain unpaid and are included in advances payable.

Outstanding Equity Awards at December 31, 2010

Equity Incentive
	Number of	Number of	Plan Awards:				Equity Incentive
	Securities	Securities	Securities			Number of	Plan Awards:
	Underlying	Underlying	Underlying			Shares	Number of
	Unexercised	Unexercised	Unexercised	Option	Option	Or Units of Stock	Unearned Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Lawrence Weinstein	0	0	0	0	0	0	0
Dr. Jaroslav Tichy	0	0	0	0	0	0	0

On March 6, 2011, Mr. Chan was granted 20,000,000 stock options of the Company, exercisable at $0.125 per share. For each dollar ($1), the Company borrows on the line of credit made available by Mr. Chan, eight (8) stock options will become exercisable. The stock options expire March 5, 2016

Option Exercises and Stock Vested for the year ended December 31, 2010
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
Lawrence Weinstein	0	0	0	0
Dr. Jaroslav Tichy	0	0	0	0

The Company does not have any long-term incentive plans.

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Dr. Jaroslav Tichy	$60,000
Lawrence Weinstein	$156,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan’s contract provides for monthly consulting fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales during the term of the agreement. The initial term of the contract is for one year and automatically renews for continuous one year terms.

The terms of Mr. Weinstein’s contract provides for periodic increases in the amount of monthly compensation following the first year as President and Chief Operating Officer of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors. The initial term of the contract is for one year and automatically renews for continuous one year terms.

The terms of Mr. Tichy’s contract provide for monthly consulting fees of $5,000 per month in his services as VP Product Development. The initial term of the contract is for one year and automatically renews for continuous one year terms.

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

Compensation of Directors

The Board of Directors consist three members, Mr. Sidney Chan, , Mr. Lawrence Weinstein, and Dr. Jaroslav Tichy. There are no independent directors.

The Company’s Board of Directors unanimously resolved that members receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. All of the board members are also Officers of the Company. As disclosed above under Executive Compensation, these individuals are all compensated for the office they hold.

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Lawrence Weinstein	0	0	0	0	0	0	0
Dr. Jaroslav Tichy	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2010, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of			Percent
Name of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	98,798,482	[1]	Chairman, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors	46.20%

Lawrence Weinstein	2,000,000		President, Chief Operating Officer and a member of the Board of Directors	0.01%

Dr. Jaroslav Tichy	6,202,249		Vice President of Technology and member of the Board of directors	2.90%

All Officers and Directors	107,000,731			50.01%
as a group (3 people)

[1]           14,845,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, 83,153,482 shares are owned by Christine Kan, Mr. Chan’s wife, and 300,000 shares are owned equally by Mr. Alexander Chan, Mr. Daniel Chan, and Kathleen Chan, all children of Mr. Chan.

Changes in Control

Mr. Chan and his wife hold 60,000,000 stock options, 40,000,000 of which are currently exercisable and 20,000,000 of which will become exercisable if the Company borrows $2,500,000 for a marketing campaign. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Year Ended December 31, 2010

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

During the year ended December 31, 2010, Christine Kan, wife of Sidney Chan, President, Chief Executive Officer, Chief Financial Officer and Director of the Company loaned the Company a total of $845,565 (2009: $154,879). The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company.

During the year ended December 31, 2010, the Company granted 10,000,000 stock options to Christine Kan for providing the above note financing through the line of credit she offered the Company. The stock options vested immediately and had a calculated fair value of $496,767 using the Black Scholes model. This amount was recorded as interest expense in the Company’s Statements of Loss and Comprehensive Loss.

During the year ended December 31, 2010, the Company incurred interest expense of $326,605 on promissory notes payable to individuals related to a current and former director of the Company.

Year Ended December 31, 2009

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

•
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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2010	$40,000	Anton & Chia LLP
2009	$75,000	Smythe Ratcliffe LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2010	$0	Anton & Chia LLP
2009	$0	Smythe Ratcliffe LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Anton & Chia LLP
2009	$0	Smythe Ratcliffe LLP

 (4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Anton & Chia LLP
2009	$0	Smythe Ratcliffe LLP

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

ITEM 15.        EXHIBITS AND FINANCIAL SCHEDULES.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2010.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Chairman, Principal Executive Officer, Principal	March 29, 2011
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

LAWRENCE WEINSTEIN	President, Chief Operating Officer and a member	March 29, 2011
Lawrence Weinstein	of the Board of Directors

DR. JAROSLAV TICHY	Vice President of Technology and member of the	March 29, 2011
Dr. Jaroslav Tichy	Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2

10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1

99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1

99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11

99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12

99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2