Form 10-Q
period 2011-03-31
ALR TECHNOLOGIES INC
filed 2011-05-16
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339
(Address of principal executive offices, including zip code.)

(678) 881-0002
(Telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,977,909 as of May 16, 2011.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,658	$1,829
Prepaid expenses and other assets	-	-
Total current assets	8,658	1,829
Equipment, net	-	-

Total Assets	$8,658	$1,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$821,620	$801,923
Payroll payable	8,840	8,940
Interest payable	1,624,080	1,469,898
Advances payable	220,861	213,678
Promissory notes payable	6,285,202	6,120,899
Total liabilities	$8,960,603	$8,615,338

STOCKHOLDERS’ DEFICIT:
Common stock
Authorized : 350,000,000 common shares with a par
value of $0.001 per share
213,977,909 and 213,527,909 shares issued and
outstanding, respectively	213,977	213,527
Additional paid-in capital	25,055,245	23,428,360
Accumulated deficit	(34,221,167)	(32,255,396)
Total Stockholders’ deficit	(8,951,945)	(8,613,509)
Total liabilities and stockholders’ deficit	$8,658	$1,829

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

			October 21, 1998
	Three months Ended		(Inception)
	March 31		to March 31,
	2011	2010	2011
Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross Margin	-	-	(330,708)
Operating Expenses
Depreciation	-	309	52,694
Development costs	59,700	46,500	3,144,957
Interest expense	1,703,954	584,646	16,702,483
Professional fees	82,410	19,020	1,823,218
Rent	-	-	495,696
Selling, general and administration	119,241	64,305	11,325,036
Total Operating Expenses	1,965,305	714,780	33,544,084

Loss Before Other Items	(1,965,305)	(714,780)	(33,874,792)
Other Items
Foreign exchange loss	(466)	(2,362)	(87,989)
Write off accumulated exchange adjustment	-		37,164
Loss on settlement of debt	-	-	(405,720)
Loss on write-off of equipment	-	-	(36,623)
Other income	-	-	167,038
Loss on write down of inventories	-	-	(20,245)
Total Other Expenses	(466)	(2,362)	(346,375)
Net (Loss)	$(1,965,771)	$(717,142)	$(34,221,167)

Loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding,
- basic and diluted	213,558,731	211,527,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Three months Ended		(Inception)
	March 31		to March 31,
	2011	2010	2011
OPERATING ACIVITIES
Net loss	$(1,965,771)	$(717,142)	$(34,221,167)
Depreciation	-	309	52,694
Disposal of equipment	-	-	36,623
Stock-based compensation-development costs	-	-	528,618
Stock-based compensation-interest expenses	1,493,702	409,512	7,038,586
Stock-based compensation-selling, general and administration	43,936	-	3,036,874
Other non-cash items included in net loss	-	-	295,050
Non-cash imputed interest expenses	44,699	46,716	2,863,265
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in assets and liabilities:
Decrease in receivables	-	-	8,727
Increase in prepaid expenses	-	(6,248)	-
Increase (decrease) in accounts payable and accrued liabilities	19,596	(17,092)	1,334,214
Increase in advances payable	52,182	64,853	3,267,318
Increase in interest payable	154,182	127,115	3,426,657
Net cash provided by (used in) operating
activities	(157,474)	(91,977)	(10,460,823)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of promissory notes payable	164,303	91,824	10,428,545
Net cash provided by financing activities	164,303	91,824	10,512,559
Net increase (decrease) in cash	6,829	(153)	8,658
Cash, beginning of period	1,829	658	-
Cash, end of period	$8,658	$505	$8,658
Supplemental information:
Shares issued to settle liabilities	45,000	-	6,807,473
Cash paid for interest expenses	-	-	1,223,335

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.     Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the "Company") was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant. The Company is currently assessing the marketplace for its product to determine its commercial feasibility.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three month periods ended March 31, 2011 and 2010 of $1,965,771 and $717,142, respectively.  In addition, losses incurred for the years ended December 31, 2010 and 2009 were $2,075,128 and $2,200,301, respectively. As of March 31, 2011, the Company is currently unable to self-finance its operations, has a working capital deficit of $8,951,945 ($8,613,509 at December 31, 2010), an accumulated stockholders’ deficit of $34,221,167 ($32,255,396 at December 31, 2010), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct further product development activities or operations. Once product development activities are completed, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, advances, interest and promissory notes payable totalling $8,960,603 currently due or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through a line of credit facility with available borrowing up to $2 million (As of March 31, 2011 the balance outstanding was $998,884). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.     Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is in default and is now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

The Company’s activities will necessitate significant uses of working capital beyond 2011. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the line of credit it has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.     Significant accounting policies

The following (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2011 and 2010, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

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

d)     Loss per share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the three month periods ended March 31, 2011 and 2010. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

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

f)  Fair value
The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.     Significant accounting policies: (continued)

f)  Fair value (continued)
•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted				Quoted
	Prices in				Prices in
	Active	Significant			Active	Significant
	Markets or	Other	Significant		Markets or	Other	Significant
	Identical	Observable	Unobservable		Identical	Observable	Unobservable
	Assets	Inputs	Input		Assets	Inputs	Input

Assets:
Cash	$8,658	$-	$-	$8,658	$1,829	$-	$-	$1,829
Total assets	$8,658	$-	$-	$8,658	$1,829	$-	$-	$1,829

Liabilities:
Line of credit	$-	$1,465,000	$-	$1,465,000	$-	1,465,000	$-	$1,465,000
Interest payable		1,624,080		1,624,080		1,469,898		1,469,898
Promissory notes payable	$-	4,820,202	$-	4,820,202	$-	4,655,899	-	4,655,899
Total liabilities	$-	$7,909,282	$-	$7,909,282	$-	7,590,797	$-	$7,590,797

g)     Recent accounting pronouncements
In January, 2010, the FASB revised accounting standards related to fair value measurements to expand disclosure requirements to include significant transfers of assets and liabilities in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, as well as a gross presentation of purchases, sales, issuances and settlements within the rollforward of changes in Level 3 assets and liabilities.  The revised standards also provide clarification to existing fair value disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques.  The majority of the requirements of these revised accounting standards was effective and adopted by us in the first quarter of 2010 and had no impact on the consolidated balance sheet, statement of operations, or statement of cash flows.  Certain requirements related to the gross presentation of activity in the rollforward of changes in Level 3 assets and liabilities will become effective for fiscal years beginning after December 15, 2010 and for interim reporting periods within those fiscal years.  The adoption of this standard did not have a material impact to our consolidated financial statements.

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
($ United States)
(Unaudited)

3.     Interest, advances and promissory notes payable

On September 4, 2009, the Company received a Notice of Credit to Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate amount of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was exchanged for common shares of the Company as part of a separate debt for shares settlement (note 6). As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totalling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-      $300,000 repayable at a rate of $25,000 per month (note 6); and
-      $125,000 repayable in whole by January 15, 2011 (unpaid)

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	507,835
Repayment of interest payable through line of credit	(5,858)
Balance, December 31, 2010	$1,469,898
Interest incurred on promissory notes payable	154,182
Repayment of interest payable through line of credit	-
Balance, March 31, 2011	$1,624,080

Interest payable is to the following:

	March 31	December 31
	2011	2010
Relatives of directors	$1,021,167	$911,159
Directors	1,167	1,168
Non-related parties	601,746	557,571
	$1,624,080	$1,469,898

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, advances and promissory notes payable (continued)

b)     Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2009	$266,046
Advances accrued	285,832
Advances repaid from proceeds of line of credit	(338,200)
Balance, December 31, 2010	$213,678
Advances accrued	163,353
Advances repaid from proceeds of line of credit	(156,170)
Balance, March 31, 2011	$220,861

Advances payable are to the following:

	March 31	December 31
	2011	2010
Advances payable to:
Companies controlled by directors	155,338	119,035
Current and former directors	65,523	94,643
	$220,861	$213,678

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)     Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2009	$5,275,333
Promissory notes payable issued	845,566
Balance, December 31, 2010	6,120,899
Promissory notes payable issued	164,303
Balance, March 31, 2011	$6,285,202

During the three months ended March 31, 2011 the Company borrowed a total of $153,319 from a relative of a director as a draw on a $1,000,000 operating line of credit finalized during May 2010 and increased to a borrowing limit of $2,000,000 on January 3, 2011. Amounts borrowed on the line of credit bear interest at 1% per month, are due on demand and are secured by a floating charge against the assets of the Company. Previous to the completion of the line of credit, the creditor had advanced amounts under the same terms that have been rolled into the line of credit borrowing. As consideration for the line of credit, the Company granted 10,000,000 options to the creditor (note 5(b)) in March 2010, granted a further 20,000,000 options in January 2011 and concurrently granted an additional 10,000,000 stock options as part of a modification to the terms of the March 2010 options.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, advances and promissory notes payable (continued)

c)     Promissory notes payable (continued)

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of accrued interest. The Company has accrued the liability relating to this judgment as of December 31, 2010.

Promissory notes payable are to the following:

Relatives of Directors		March 31, 2011	December 31, 2010

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$1,844,502	$1,691,183

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$3,970,849	$3,817,530

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, advances and promissory notes payable (continued)

c)     Promissory notes payable (continued)

Unrelated Lenders		March 31, 2011	December 31, 2010

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	887,457

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,984	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,314,353	2,303,369
		$6,285,202	$6,120,899

d)     Interest expense

During the three months ended March 31, 2011, the Company incurred interest expense of $1,703,954 (2010: $584,646) as follows:

-	$165,554 (2010: $128,418) incurred on promissory notes payables outstanding as shown in note 3(c);
-
$44,698 (2010: $46,716) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

-	$1,493,702 (2010: $409,512) incurred in connection with stock options granted to creditors

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.     Capital stock

a)     Authorized share capital:

350,000,000 common shares with a par value of $0.001 per share

b)     Issued share capital:

On March 6, 2011, 450,000 stock options, with an exercise price of $0.10 per share, were exercised for a reduction in advances payable totalling $45,000.

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

c)     Stock options:

During the three months ended March 31, 2011:

On January 3, 2011, the Company granted a creditor, who is a relative of a Director and Officer of the Company, 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. The stock options were granted in exchange for providing an increase in the borrowing limit on its line of credit from $1,000,000 to $2,000,000.

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

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. To date no stock options have vested, nor has any expense been recognized.

Also on March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:

-	All 200,000 stock options are to vest immediately
-	The exercise price of the option was reduced from $0.25 per share to $0.10 per share.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.     Capital stock (continued)

c)     Stock options:

All 450,000 of these stock options were exercised immediately after the Board of Directors approved the above described transaction. The Company valued the stock-based compensation resulting from these transactions at $43,425.

The Company valued the stock-based compensation resulting from these transactions at $1,493,702.

During the year ended December 31, 2010:

The Company granted 11,400,000 stock options as follows:

-
On March 7, 2010, 10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totaling $409,512 was allocated to interest expense. On August 8, 2010 the expiry date of all 10,000,000 stock options was extended to March 7, 2015. Additional stock-based compensation expense of $87,255 reflecting the increased fair value of these modified stock options was allocated to interest expense at that time.

-
On July 1, 2010, 1,200,000 stock options to creditors of the Company exercisable at $0.25 per share for a term of five years expiring June 30, 2015. These options with a fair value of $49,022 vested immediately and were allocated to interest expense.

-
On July 1, 2010, 200,000 stock options to a consultant of the Company exercisable at $0.25 per share for a term of five years expiring June 30, 2015. The stock options have a fair value of $8,309. Commencing July 1, 2011, 50,000 of the stock options vest each July 1 until all the stock options are fully vested. Stock-based compensation expense of $1,030 was recognized as professional fees during 2010.

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	13,555,000	$0.13	3,505,000	$0.25
Granted	50,250,000	0.08	11,400,000	0.10
Exercised	(450,000)	(0.10)	-	-
Cancelled	-	-	-	-
Expired	-	$-	(1,350,000)	0.25

Outstanding, end of period	63,355,000	$0.08	13,555,000	$0.13

Exercisable, end of period	13,505,000	$0.12	13,555,000	$0.13

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.     Capital stock (continued)

c)     Stock options:

The options outstanding at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 7, 2011 (expired)	200,000	$0.25	-	200,000	$0.25	-
December 19, 2011	1,455,000	$0.25	-	1,455,000	$0.25	-
March 7, 2015	20,000,000	$0.10	0.09	10,000,000	$0.10	-
June 30, 2015	1,200,000	$0.25	-	1,400,000	$0.25	-
November 29, 2015	20,000,000	$0.05	0.14	-	-	-
March 6, 2016	20,000,000	$0.13	0.06	-	-	-
May 31, 2017	500,000	$0.25	-	500,000	$0.25	-
Total	63,355,000	$0.08	0.11	13,555,000	$0.12	-
Weighted Average Remaining Contractual Life	4.42			3.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.19 (December 31, 2010: $0.04) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on March 31, 2011. As of March 31, 2011, 60,000,000 (December 31, 2010: none) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2011	December 31, 2010

Risk-free interest rate	1.45%	1.76%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	314%	252%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2011 was $0.07 (2010: $0.05).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Interest expense:
Relatives of directors	$1,493,702	$409,512
Professional fees:
Unrelated parties	$43,425	$-

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Contingencies

Accounts payable and accrued liabilities as of March 31, 2011 include $180,666 (December 31, 2010 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

The Company has had three judgments made against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability of these promissory notes and accrued interest have been fully recognized and recorded by the Company.

6.     Related party transactions

Related party transactions included the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Development costs:
Services rendered by directors and officers	$15,000	$15,000
Interest expense:
Promissory notes issued to relatives of directors	153,319	45,367
Stock options granted to relatives of directors	1,493,702	409,512

Selling, general and administration:
Compensation to directors and officers	47,400	47,400

Except as discussed in the next paragraph, all transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 3(b).

7.           Commitments:

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Lawrence Weinstein	156,000
Dr. Jaroslav Tichy	$60,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.     Commitments: (continued)

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

8.     Financial instruments

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

8.     Financial instruments (continued)

Fair Value (continued)
The interest-bearing promissory notes payable are all delinquent and have continued to accrue interest at their stated rates. The Company currently does not have the funds to extinguish these debts and will continue to incur interest until such time as the liabilities are extinguished. There is not an active market for delinquent loans for a Company with a similar financial position. Management asserts the carrying values of the promissory notes and related interest payable are a reasonable estimate of fair value as they represent the Company’s best estimate of their legal obligation for these debts. As there is no observable market for interest rates on similar promissory notes, the fair value was estimated using level 2 inputs in the fair value hierarchy.

The non-interest-bearing promissory note payable past due is several years delinquent and there have been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

The non-interest-bearing promissory notes payable due in the future are the result of the Settlement Agreement whereby certain advances payable were assigned to the plaintiffs. As part of the Settlement Agreement, the Company agreed to repayment terms for these non-interest-bearing amounts. Since these amounts now have fixed repayment terms, the Company considers these amounts as promissory notes as opposed to advances. Since the settlement, the Company has not made the required payments on one promissory note where repayments were required prior to the 2009 year-end (note 8). Based on the Company’s current financial position and the maturities of these promissory notes, it is likely the Company will default on the other promissory notes payable in this class. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory note, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.   Management’s assertion is the carrying value is the best estimate of the Company’s liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $5,785,202 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of March 31, 2011.

At March 31, 2011, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk
The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at March 31, 2011, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

9.     Subsequent Events

On April 30, 2011, the Company announced the signing of a Representation Agreement with Mantra Healthcare Solutions Inc. to market and sell the Health-e-Connect System ("HeC") effective June 1, 2011, as part of the comprehensive marketing campaign announced March 6, 2011.

On May 4, 2011, the Company granted 1,000,000 stock options to an officer of the Company for services provided in getting the Company’s FDA submission completed. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $210,000 and allocated this to selling, general and administration expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited  Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

On May 4, 2011, the Company granted 1,000,000 stock options to Lawrence Weinstein, President of the Company for services provided in getting the Company’s FDA submission completed. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $210,000 and recognized the expense immediately in selling, general and administration expenses.

On April 30, 2011, the Company announced the signing of a Representation Agreement with Mantra Healthcare Solutions Inc. to market and sell the Health-e-Connect System ("HeC") effective June 1, 2011, as part of the comprehensive marketing campaign announced March 6, 2011.

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. To date no stock options have vested, nor has any expense been recognized..

Also on March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:

-           all 200,000 stock options are to vest immediately
-           the exercise price of the option was reduced from $0.25 per share to $0.10 per share.

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

-	Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.

-	the Company has modified the terms of 10,000,000 stock options granted to Ms . Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

•	Increased the number of stock options granted from 10,000,000 to 20,000,000
•	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

Effective July 1, 2010, the following management changes occurred

•	Lawrence Weinstein was appointed as President, Chief Operating Officer (“COO”) and a Director of the Company

•	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
•	Stan Cruitt retired as Chairman of the Board

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

In May 2010, the Company finalized negotiations with Christine Kan for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company.. The Company granted this creditor 10,000,000 stock options exercisable at $0.10 per share. During August 2010, the term of the option was extended to March 7, 2015.

Description of Business

ALR Technologies is a leader in the emerging field of Chronic Disease Management utilizing in-home, patient-focused technology. ALR Technologies products utilize internet based technologies to provide health care providers with the ability to monitor their patient’s health and ensure compliance with health maintenance activities.  ALRT Health-e-Connect (HeC) System is the principal product of the Company.

The HeC system is an internet based product intended for diabetic patients and their health care providers to improve communication and monitoring of patients’ health management programs. One aspect of the system is that HeC will incorporate data uploaded from patients’ glucometers into the ALRT database to quickly assess user compliance and performance compared to provider set targets.This provides patients and caregivers the ability to track patient performance and compliance, thereby allowing timely intervention. By providing this ongoing monitoring and feedback, the HeC system is expected to enhance outcomes and lower costs.

The Company is focusing the majority of its efforts on introducing and marketing its HeCsystem for patients and health care providers in the United States. The Company has limited financial resources and is actively seeking other marketing relationships. In addition, the Company is working to establish health insurance company reimbursement for Health-e-Connect services.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010, which have been prepared in accordance with GAAP.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  We base our estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially -differ from our estimates.

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

Consolidated Results of Operations

	Three Months Ended March 31
			%
	2011	2010	Increase /
			(Decrease)
Revenue	-	-
Cost of Sales

Depreciation	-	309	(100)
Development costs	59,700	46,500	28
Interest expenses	1,703,954	584,646	191
Professional fees	82,410	19,020	333
Selling, general & administrative	119,241	64,305	(45)

Other items
Foreign exchange loss	466	2,362	(80)
extinguishment

Tax benefit
Discontinued
Operations

Net Loss	1,965,771	717,142	(12)

Development costs were $59,700 for the three month period ended March 31, 2011 as compared with $46,500 for the same period last year. The increase was due to hiring additional consultants during the first three months of 2011 to help with its web-based interface design and develop the user friendliness of the Company’s HeC product.

Professional fees were $82,410 for the three month period ended March 31, 2011 as compared with $19,020 due to increased legal fees for the 2011 fiscal year compared to the previous year. The increase of approximately $63,000 is attributable to:

-      $43,000 of stock-based compensation incurred for options granted to two consultants of the Company
•
On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:

•	All 200,000 stock options vested immediately
•	The exercise price of the options was reduced from $0.25 per share to $0.10 per share.
-      $10,000 for audit fees not anticipated for the 2010 year-end audit
-      $10,000 in additional legal fees for services rendered as the Company’s business plan evolves.

Interest expense was $1,703,954 for the three months ended March 31, 2011, as compared with $584,646 for the same period last year.

Interest expense was from the following sources for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010	% increase /decrease
Interest based on stated rate of promissory notes	$165,166	$128,418	28%
Imputed interest on zero interest loans	44,498	46,716	(4%)
Stock options granted for promissory notes	1,493,702	409,512	265%
Total	$1,703,566	$584,646	191%

Interest on Promissory Notes
During the three months ended March 31, 2011, the Company had higher promissory notes outstanding than during that same period in 2010. During the twelve months since March 31, 2010, the Company issued approximately $800K in interest bearing promissory notes.

Imputed Interest
During the three month period ended March 31, 2011 the Company had lower zero financing than during the same period in the prior year. The slightly lower balance is a reflection of the repayment of certain advances payable through the line of credit borrowing arrangement.

Stock Based Compensation
Stock based compensation allocated to interest expense was significantly higher during the three months ended March 31, 2011 as the Company granted 20 million options to a creditor and modified the terms on an existing 10 million stock options to reduce the exercise price and increase the number of options from 10 million to 20 million.

-
On January 3, 2011, the Company was granted an increase in its line of credit borrowing limit from$1,000,000 to $2,000,000.  In exchange for providing the increased borrowing limit, the Creditor has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. The fair value of these options, as calculated using the Black-Scholes model was $995,065

-
Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

•	Increased the number of stock options granted from 10,000,000 to 20,000,000
•	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The fair value of these options, as calculated using the Black-Scholes model was $995,065. The Company had originally recorded $409,512 (at grant) during the three months ended March 31, 2011 and recorded additional compensation expense of $87,247 (upon modification) relating to these options during the third quarter of 2010.

           Selling, general and administrative expenses were $119,241 for the three month period ended March 31, 2011 as compared with $64,305 for the same period last year. The increase of $54,936 for the three month period ended March 31, 2011 can be attributed primarily to the following:

-
the President, who took office in July 2010, receives compensation of $13,500 per month. This when combined with withholding taxes totalled approximately $46,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Working Capital
			Percentage
	March 31, 2011	At December 31, 2010	Increase / (Decrease)
Current Assets	$8,658	$1,829	373%
Current Liabilities	8,960,603	8,615,338	4%
Working Capital	$(8,951,945)	$(8,613,509)	(4%)

Current Assets

The Company does not have any significant current assets on its consolidated balance sheet as at March 31, 2011, nor did they have any at December 31, 2010.

Current Liabilities

The Company has current liabilities of $8,960,603 as at March 31, 2011 as compared to $8,615,338 as at December 31, 2010. Current liabilities were as follows:

	March 31, 2011	December 31, 2010	Change
Accounts payable and accrued liabilities	$821,620	$801,923	$19,698	2%
Payroll payable	8,840	8,940	(100)	(1%)
Interest payable	1,624,080	1,469,898	154,182	10%
Advances payable	220,861	213,678	7,182	3%
Promissory notes payable	6,285,202	6,120,899	164,303	3%
Total current liabilities	$8,960,603	$8,615,338	$345,266	4%

The increase in interest payable of $154,182 relates to amounts incurred on promissory notes with stated rates of interest.

The increase in promissory notes payable of $164,303 was incurred from amounts drawn on the line of credit made available to the Company.

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows used in Operating Activities	$(157,474)	$(91,977)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$164,303	$91,824
Net (decrease) increase in Cash During Period	$(6,929)	$(153)

Cash Balances and Working Capital

As of March 31, 2011, the Company’s cash balance was $8, 658 compared to $1,829 as of December 31, 2010.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three month period ended March 31, 2011 was $157,374 in comparison with $91,977 used during the same period last year. The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

During the three month period ended March 31, 2011, the Company received $164,303 loan from a relative of a director as compared to $91,824 from a relative of a director during the same period last year. The loans received in 2011 and 2010 covered the operating requirements for the Company and repaid long outstanding advances and accounts payable. During the three months ended March 31, 2011 the Company repaid amounts that were unpaid from 2010.

Short and Long Term Liquidity

As of March 31, 2011, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or will be due in the next twelve months. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$821,620	$821,620	$-	$-	$-
Payroll Payable	8,840	8,840	-	-	-
Interest Payable	1,624,080	1,624,080	-	-	-
Advances Payable	220,861	220,861	-	-	-
Promissory Notes Payable	6,285,202	6,285,202	-	-	-
	$8,960,603	$8,960,603	$-	$-	-

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on this assessment, we found our internal and disclosure controls over financial reporting to be deficient for the following reasons:

1)
lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

3)	ineffective internal control over financial reporting

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

    No changes from the period beginning January 1, 2011 to the date of this 10Q

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 6, 2011, the Company issued 250,000 restricted shares of common stock to Steven Brassard and 200,000 restricted shares of common stock to Peter Stafford in consideration of $45,000 relating to stock options the two individuals exercised.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in that

Mr. Brassard and Mr. Stafford are sophisticated investors.
Mr. Brassard and Mr. Stafford were furnished with the same information that could be found in a Form S-1 Registration Statement.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

On January 15, 2011, the Company was obligated to repay a promissory note to Niblock Financial Systems Inc. with a 0% interest rate, totalling $125,000. The Company did not make the payment and as a result, effective January 16, 2011, the note is in default.

As at March 31, 2011, the Company had promissory notes payable and related interest payable, totalling $6,839,003 in default.

ITEM 5.          OTHER INFORMATION.

On May 4, 2011, the Company granted a stock option to Lawrence Weinstein, President of the Company, for services provided in getting the Company’s FDA submission completed. Mr. Weinstein was granted the option to purchase 1,000,000 restricted shares of common stock at an exercise price of $0.20 per until they expire May 3, 2016.

ITEM 6.          EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2011.

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