Form 10-Q
period 2011-06-30
ALR TECHNOLOGIES INC
filed 2011-08-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,977,909 as of August 10, 2011.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,943	$1,829
Prepaid expenses	304,287	-
Total Assets	$309,230	$1,829

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$796,488	$801,923
Payroll payable	8,840	8,940
Interest payable	1,679,077	1,426,294
Advances payable	169,786	213,678
Lines of credit	1,945,839	889,170
Promissory notes payable	5,286,319	5,275,333
Total Liabilities	$9,886,349	$8,615,338

STOCKHOLDERS’ EQUITY:
Capital stock

Authorized: 350,000,000 shares of common stock with a par value of $0.001 per share

Issued: 213,977,909 and 213,527,909 shares of common stock issued and outstanding, respectively	213,977	213,527
Additional paid-in capital	25,792,028	23,428,360
Accumulated deficit	(35,583,124)	(32,255,396)
Total Stockholders’ Equity (Deficit)	(9,577,119)	(8,613,509)
Total Liabilities and Stockholders’ Equity (deficit)	$309,230	$1,829

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Six months Ended		(Inception)
	June 30		June 30		to June 30,
	2011	2010	2011	2010	2011
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	309	52,694
Market development	208,334	-	211,714	-	211,714
General and administration	353,561	100,675	469,887	167,342	11,675,683
Product development	84,196	51,500	143,896	98,000	3,229,153
Professional fees	19,108	38,054	101,518	57,074	1,842,326
Rent	-	-	-	-	495,696
Total Operating Expenses	665,199	190,229	927,015	322,725	17,507,266
Operating Loss	(665,199)	(190,229)	(927,015)	(322,725)	(17,837,974)
Other Expenses
Interest	696,759	181,533	2,400,713	766,179	17,399,242
Loss on write-off equipment	-	4,066	-	4,066	36,623
Other items					309,286
Total Other Expenses	696,759	185,599	2,400,713	770,245	17,745,151
Net Loss	$(1,361,958)	$(375,828)	$(3,327,728)	$(1,092,970)	$(35,583,125)
Net loss per share, basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average shares outstanding, - basic and diluted	213,977,909	211,527,909	213,670,923	211,527,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Six months Ended		(Inception)
	June 30		to June 30,
	2011	2010	2011
OPERATING ACIVITIES
Net loss	$(3,327,728)	$(1,092,970)	$(35,583,125)
Depreciation	-	309	52,694
Disposal of equipment	-	4,066	36,623
Stock-based compensation-development costs	-	-	528,618
Stock-based compensation-interest expenses	1,973,467	409,512	7,518,351
Stock-based compensation-general and administration	209,888	-	3,202,827
Other non-cash items included in net loss	46,151	-	338,985
Non-cash imputed interest expenses	91,828	95,141	2,910,395
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
Decrease in receivables	-	-	8,727
Increase in prepaid expenses	(304,287)	(5,647)	(304,287)
Increase (decrease) in accounts payable and accrued liabilities	(5,535)	(20,461)	1,309,082
Increase (decrease) in advances payable	(1,108)	87,824	3,216,244
Increase in interest payable	252,783	259,269	3,525,258

Net cash used in operating activities	(1,064,541)	(262,957)	(11,367,890)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit and bank loans	1,067,655	262,753	1,953,057
Proceeds from issuance of promissory notes payable	-	-	9,378,840
Net cash provided by financing activities	1,067,655	262,753	11,415,911
Net increase (decrease) in cash	3,114	(204)	4,943
Cash, beginning of period	1,829	658	-
Cash, end of period	$4,943	$454	$4,943
Supplemental information:
Shares issued to settle liabilities	-	-	6,807,473
Cash paid for interest expenses	-	2,297	1,223,335

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the six month periods ended June 30, 2011 and 2010 of $3,327,728 and $1,092,970, respectively.  In addition, losses incurred for the years ended December 31, 2010 and 2009 were $2,075,128 and $2,200,301, respectively. As of June 30, 2011, the Company is currently unable to self-finance its operations, has a working capital deficit of $9,577,119 ($8,613,509 at December 31, 2010), an accumulated stockholders’ deficit of $35,583,124 ($32,255,396 at December 31, 2010), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct further product development activities or operations. Once product development activities are completed, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, advances, interest and promissory notes payable totalling $9,886,349 currently due or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through lines of credit facility with available borrowing up to $4.5 million (As of June 30, 2011 the total balance outstanding was $1,945,839). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.         Significant Accounting Policies

The condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2011 and 2010, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the three and six month periods ended June 30, 2011 and 2010. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

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

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

g)	Recent accounting pronouncements

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

a)         Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	464,231
Repayment of interest payable through line of credit	(5,858)
Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	252,783
Repayment of interest payable through line of credit	-
Balance, June 30, 2011	$1,679,077

Interest payable is to the following:

	June 30	December 31
	2011	2010
Relatives of directors	$1,028,390	$867,555
Directors	1,168	1,168
Non-related parties	649,519	557,571
	$1,679,077	$1,426,294

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)         Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2009	$266,046
Advances accrued	285,832
Advances repaid from proceeds of line of credit	(338,200)
Balance, December 31, 2010	$213,678
Advances accrued	122,400
Advances repaid from proceeds of line of credit	(166,292)
Balance, June 30, 2011	$169,786

Advances payable are to the following:

	June 30	December 31
	2011	2010
Advances payable to:
Companies controlled by directors	65,524	119,035
Current and former directors	104,262	94,643
	$169,786	$213,678

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)         Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2010	$5,275,333
Promissory notes payable issued	10,986
Balance, June 30, 2011	$5,286,319

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

Promissory notes payable are to the following:

Relatives of Directors		June 30, 2011	December 31, 2010

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,617

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,971,966	$2,971,964

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

c)         Promissory notes payable (continued)

Unrelated Lenders		June 30, 2011	December 31, 2010

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	887,457

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,984	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,314,353	2,303,369
		$5,286,319	$5,275,333

d)         Interest expense

During the six months ended June 30, 2011, the Company incurred interest expense of $2,400,713 (2010: $766,179) as follows:

-	$266,346 (2010: $255,539) incurred on promissory notes payables as shown in note 3(c);
-	$69,072 (2010: $5,987) incurred on lines of credit payable
-
$91,828 (2010: $95,141) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$1,973,467 (2010: $409,512) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.         Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$506,667	General Security over Assets	Sales and Marketing Program
Relative of Chairman	1% per Month	$2,000,000	Due on Demand	$1,439,172	General Security over Assets	Operations, Product Development

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. To date and during the three months ended June 30, 2011, the Company has borrowed $500,000 for its sales and marketing program and incurred interest of $6,667.

On May 25 2010, the Company finalized negotiations with a relative of the Chairman for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. On January 3, 2011, the Company entered into an agreement with this creditor to increase the borrowing limit from$1,000,000 to $2,000,000.

During the six months ended June 30, 2011 the Company borrowed a total of $487,595 from this creditor and incurred interest expense of $62,406 to bring the total amounts incurred to date borrowings of $1,333,160 and interest of $106,012.

As consideration for the two lines of credit, the Company has granted 60,000,000 options (note 5(c)).

5.         Capital Stock

a)         Authorized share capital

350,000,000 shares of common stock with a par value of $0.001 per share

b)         Issued capital stock

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options

During the six months ended June 30, 2011:

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

The Company valued the stock-based compensation resulting from these transactions at $1,493,702.

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the three months ended June 30, 2011, 4,000,000 stock options have vested for which the Company had recognized expense of $479,765, representing the fair value as calculated using the Black-Scholes model. To date, including those that vested above, 4,000,000 stock options have vested.

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

All 450,000 of these stock options were exercised immediately after the Board of Directors approved the above described transaction. The Company valued the stock-based compensation resulting from these transactions at $44,455.

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

On May 24, 2011, the Company granted 100,000 stock options to a consultant of the Company for services rendered. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $21,000.

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

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	13,555,000	$0.13	3,505,000	$0.25
Granted	51,350,000	0.08	11,400,000	0.10
Exercised	(450,000)	(0.10)	-	-
Expired	(200,000)	$-	(1,350,000)	0.25

Outstanding, end of period	64,255,000	$0.08	13,555,000	$0.13

Exercisable, end of period	48,255,000	$0.12	13,355,000	$0.13

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

The options outstanding at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 7, 2011	-	$0.25	-	200,000	$0.25	-
December 19, 2011	1,455,000	$0.25	-	1,455,000	$0.25	-
March 7, 2015	20,000,000	$0.05	0.17	10,000,000	$0.10	-
June 30, 2015	1,200,000	$0.25	-	1,400,000	$0.25	-
November 29, 2015	20,000,000	$0.05	0.17	-	-	-
March 6, 2016	20,000,000	$0.13	0.10	-	-	-
May 4, 2016	1,000,000	$0.20	0.02	-	-	-
May 23, 2016	100,000	$0.20	0.02	-	-	-
May 31, 2017	500,000	$0.25	-	500,000	$0.25	-
Total	64,255,000	$0.08	0.13	13,555,000	$0.12	-
Weighted Average Remaining Contractual Life	4.12			3.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.22 (December 31, 2010: $0.04) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on June 30, 2011. As of June 30, 2011, 60,000,000 (December 31, 2010: none) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.45%	1.76%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	308%	252%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2011 was $0.05 (2010: $0.04).

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

The compensation cost of the stock options granted was allocated as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Interest expense:
Related parties	$479,765	$-	$1,973,467	$409,512
Professional fees:
Unrelated parties	$-	$-	$44,455	$-
General and Administrative:
Related parties	$209,888	$-	$209,888	$-

6.         Contingencies

Accounts payable and accrued liabilities as of June 30, 2011 include $180,666 (December 31, 2010 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.         Related Party Transactions

Related party transactions included the following:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Development costs:
Services rendered by directors and officers	$15,000	$30,000	$30,000	$30,000

Interest expense:
Promissory notes issued to relatives of directors	273,516	87,329	157,238	164,772
Stock options granted to relatives of directors	479,765	-	1,973,467	409,512

Selling, general and administration:
Compensation to directors and officers	47,400	47,400	94,800	143,020

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

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 3(c).

8.         Commitments

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

i.           Interest-bearing promissory notes, lines of credit and related interest payable
ii.          Non-interest-bearing promissory notes past due

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

The Company has three non-interest-bearing promissory note payable past due. The first is several years delinquent and there have been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of June 30, 2011.

At June 30, 2011, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

9.         Financial Instruments (continued)

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at June 30, 2011, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

10.       Comparative Figures

Certain comparative figures have been reclassified, including promissory notes payable, to conform to the current year’s presentation.

11.       Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2011, the date the financial statements were issued.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

On May 24, 2011, the Company granted 100,000 stock options to a consultant of the Company for services rendered. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $21,000.

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

On April 30, 2011, the Company announced the signing of a Representation Agreement with Mantra Healthcare Solutions Inc. to market and sell the Health-e-Connect System (“HeC”) effective June 1, 2011, as part of the comprehensive marketing campaign announced March 6, 2011. MHS has developed solid relationships and access to major participants that will be affected by PPACA as well as Key Centers of Influence. Although healthcare payers have not introduced reimbursement for data collection and review, they are introducing incentives to improve health outcomes. The HeC System, providing a platform for “continuing oversight of patients’ treatment plans”, will be a key factor to improve health outcomes. For a monitoring program to yield the desired results, the system must be effectively deployed with sustained use by patients and healthcare providers. MHS staff have proven track records in implementing sustained usability in systems.

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. To date 4,000,000 stock options have vested.

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

On January 3, 2011, the Company entered into an agreement with Ms. Christine Kan for additional financing through its existing line of credit borrowing arrangement. The Creditor has granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. The original agreement was entered into by the Company and the Creditor on May 25, 2010.

In exchange for providing the increased borrowing limit, Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. the Company has modified the terms of 10,000,000 stock options granted to Ms . Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

• Increased the number of stock options granted from 10,000,000 to 20,000,000
• Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

Effective July 1, 2010, the following management changes occurred
o	Lawrence Weinstein was appointed as President, Chief Operating Officer (“COO”) and a Director of the Company
o	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
o	Stan Cruitt retired as Chairman of the Board

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

The Company is focusing the majority of its efforts on introducing and marketing its HeCsystem for patients and health care providers in the United States.  ALRT will become a leading provider of tele-heath monitoring systems that will support medical conditions that can be improved with communication between patients and healthcare providers. The initial marketing and sales effort is to assist users of medical device data systems (“MDDSs”) who will face significant financial consequences if they fail to meet new Federal standards and requirements of healthcare payers. We are continuing to recommend that Centre’s for Medicate and Medicaid Services (“CMS”) adopt electronic audit of diabetes test supplies before refill to contain costs and improve outcomes of treatment plans.

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

In July 2011, the follow-up results of the Dr. Tildesley clinical trial was published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12 month study using HeC System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects internet based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction.

Dr. Tildesley added, “This method of follow-up can reduce the inconvenience of booking appointments solely for giving recommendations on changes in insulin dosage and may be a more cost-effective method of follow-up, especially for rural patients where access to a diabetes specialist is limited. In summary, the continuous use of an IBGMS is an effective method of improving glucose control compared to standard care.” The advantages of using an IBGMS include automatic uploading thus eliminating the need for patients to keep a written diary. In addition, the uploaded data can be analyzed and displayed in table and graph formats, giving a sense of glucose trends and monitoring frequency. This can save time for the physician and increase the accuracy of data interpretation. Limitations of the system include patient’s unwillingness or lack of desire to use the Internet and the absence of a payment model to reimburse out-of-office consultations.”

In June 2011, the British Columbia Medical Services Plan published a schedule to include reimbursement to endocrinology specialists for several virtual services with patients. ALRT plans to register with Health Canada in preparation for sales. The ALRT HeC system can be used by endocrinologists to provide intensive blood glucose control and they will be reimbursed under the new virtual services codes. The British Columbia Medical Services Plan is the single payer provider of medical services in the Province of British Columbia, Canada. It has over 4.4 million lives in its system with more than 200,000 diabetes patients.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2011	2010	Increase /	2011	2010	Increase /
			(Decrease)			(Decrease)
Revenue		-		-	-
Cost of Sales

Market development	$208,334	$-	100	$211,714	$-	100
Depreciation	-	-		-	309	(100)
General and
administrative	353,561	100,675	251	469,887	167,342	181
Product development	84,196	51,500	63	143,896	98,000	47
Professional fees	19,108	38,054	(50)	101,518	57,074	78

Other items
Interest expenses	696,759	181,533	284	2,400,713	766,179	213
Write-off equipment		4,066	(100)	-	4,066	(100)

Net Loss	$1,361,958	$375,828	262	$3,327,728	$1,092,970	204

Market development costs were $208,334 and $211,714 for the three and six months period ended June 30, 2011 as compared with $nil and $nil for the same periods the previous year. The Company has initiated a comprehensive marketing and sales program which is included within this financial statement line item. The expenses incurred consist of amounts paid to consultants and materials purchased.

Product development costs were $84,196 and $143,896 for the three and six months period ended June 30, 2011 as compared with $51,500 and $98,000 for the same periods the previous year. For the first six months of both 2011 and 2010 the Company incurred $98,000 in product development fees paid in retainers to consultants for ongoing services. The increase was due to retaining additional consultants $27,000 from the outset of 2011 to help with its web-based interface design and develop the user friendliness of the Company’s HeC product. The Company also incurred consulting fees for assistance obtained in responding to FDA comments and preparing solutions to improve the the HeC to meet the requirements of the FDA.

Professional fees were $19,108 and $101,518 for the three and six months period ended June 30, 2010, respectively as compared with $38,054 and $57,074 for the same periods the previous year. The decrease of approximately $19,000 during the second quarter of 2011 as compared to 2010 is due to higher than expected audit fees incurred from the 2009 year-end audit. The increase of approximately $43,000 in fees from the six months ended 2011 as compared to the six months 2010 is attributable to:

-	$43,000 increase of stock-based compensation incurred for options modified and granted to two consultants of the Company
▪
On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified to vest immediately and have a reduction in exercise price from $0.25 to $0.10 per share.

-	$23,000 increase of additional legal fees for services rendered as the Company’s business plan evolves.
-	$10,000 reduction of additional audit fees from the 2011 as compared to the 2010 year-end due to a change in auditor
-	$13,000 reduction of professional fees incurred from accounting and financial reporting preparation

Interest expense was 656,759 and $2,400,713 for the three and six months period ended June 30, 2011 as compared with 181,533 and $766,719 for the same period last year.

Interest expense was from the following sources for the three months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Interest on promissory notes and lines of credit	$169,829	$134,817
Imputed interest on zero interest loans	47,165	46,716
Stock options granted for promissory notes	479,765	-
Total	$696,759	$181,533

Interest expense was from the following sources for the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Interest on promissory notes and lines of credit	$335,418	$261,526
Imputed interest on zero interest loans	91,828	95,141
Stock options issued for promissory notes	1,973,467	409,512
Total	$2,400,713	$766,179

Interest on Promissory Notes and Lines of Credit
As compared June 30, 2010, the Company had borrowed an additional $1,000,000 against its line of credit facilities as at June 30, 2011 which resulted in significantly higher interest incurred on promissory notes and lines of credit for the three and six months period ended June 30, 2011.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the three and six months ended June 30, 2011 and the same periods ended June 30, 2010.

Stock Based Compensation
Stock based compensation allocated to interest expense was significantly higher during the six months ended June 30, 2011 and compared to June 30, 2010 as the Company granted 50 million options to two creditors and modified the terms on an existing 10 million stock options to one of those creditors.

Q1 2011

-
On January 3, 2011, the Company was granted an increase in its line of credit borrowing limit from$1,000,000 to $2,000,000.  In exchange for providing the increased borrowing limit, the Creditor granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. The fair value of these options, as calculated using the Black-Scholes model was $995,065

-
Also as consideration for providing this additional financing, the Company modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

•	Increased the number of stock options granted from 10,000,000 to 20,000,000
•	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The fair value of the modified options, as calculated using the Black-Scholes model was $995,065. The Company had originally recorded $409,512 (at grant) during the three months ended March 31, 2011 and recorded additional compensation expense of $87,247 (upon modification) relating to these options during the third quarter of 2010. Therefore, the Company recognized an additional $498,306 during Q1 2011.

On March 6, 2011, the Company granted 20,000,000 stock options exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000.  As at March 31, 2011, no stock options had vested.

Q2 2011

The Company borrowed $500,000 for the sales and marketing program against the $2.5M line of credit. As a result of this borrowing, 4,000,000 stock options vested during the three months ended June 30, 2011. These four million stock options had a calculated fair value of $479,765 using the Black-Scholes model.

General and administrative expenses were $353,561 and $469,887 for the three and six months period ended June 30, 2011 as compared with $100,675 and $167,342 for the same period last year.  The increase of $252,866 for the three month period and $302,545 for the six month period can be attributed primarily to the following:

-
the President, who took office in July 2010, received compensation of $13,000 per month. This when combined with the employer portion of withholding taxes totalled approximately $88,000 for the six months ended March 31, 2011.

-	the President was awarded 1M stock options with a fair value of $209,888 during May 2011 for services performed with regards to submission of HeC for FDA approval.

Liquidity and Capital Resources

Working Capital
			Percentage
	June 30, 2011	December 31, 2010	Increase / (Decrease)
Current Assets	$309,230	$1,829	168%
Current Liabilities	9,886,349	8,615,338	15%
Working Capital	$(9,577,119)	$(8,613,509)	(1%)

Current Assets

The Company has approximately $304,000 of prepaid advertising and promotion expenses which will be realized during Q3. Aside from the prepaid expenses, the Company does not have any significant current assets on its consolidated balance sheet as at June 30, 2011, nor did they have any at December 31, 2010.

Current Liabilities

The Company has current liabilities of $9,886,348 as at June 30, 2011 as compared to $8,615,338 as at December 31, 2010. Current liabilities were as follows:

	June 30, 2011	December 31, 2010	Change $	Change %
Accounts payable and accrued liabilities	$796,488	$801,923	$5,435	(1)%
Payroll payable	8,840	8,940	(100)	(1)%
Interest payable	1,679,077	1,469,294	209,783	14%
Advances payable	169,786	213,678	(43,892)	(21)%
Lines of credit	1,945,839	889,170	1,056,669	119%
Promissory notes payable	5,286,319	5,275,333	10,986	0%
Total current liabilities	$9,886,349	$8,615,338	$1,271,011	15%

    The increase in interest payable of $209,783 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables, advances payable and promissory notes payable occurred as part of operations.

The increase in the lines of credit payable of $1,056,669 is attributable to borrowings of

-	$987,596 to fund operations, product development activities, overhead and its sales and marketing program.
-	$69,073 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows used in Operating Activities	$(1,064,541)	$(262,957)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$1,067,655	$262,753
Net (decrease) increase in Cash During Period	$3,114	$(204)

Cash Balances and Working Capital

As of June 30, 2011, the Company’s cash balance was $4,943 compared to $1,829 as of December 31, 2010.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six month period ended June 30, 2011 was $1,064,541 in comparison with $262,957 used during the same period last year. The Company’s expenditures from operations were used as follows:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Retainer for Market Development Activities	$500,000	$-
Product Development Consulting Fees	$143,000	$98,000
Professional Fees	$56,000	$57,000
Employee	$88,000	$-
Travel and Trade Shows	$57,000	$55,000
Other	$220,541	$52,957
Cash used in Operations	$1,064,541	$262,957

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash raised by the Company from financing activities during the six month period ended June 30, 2011 was $1,067,655 in comparison with $262,753 raised during the same period last year. The funds raised were from borrowings on a line of credit from a relative of a director and a line of credit from the Chairman of the Board. The loans received in 2011 and 2010 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of June 30, 2011, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing are due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$796,488	$796,488	$-	$-	$-
Payroll Payable	8,840	8,840	-	-	-
Interest Payable	1,679,077	1,679,077	-	-	-
Advances Payable	169,786	169,786	-	-	-
Line of Credit	1,945,839	1,945,839
Promissory Notes Payable	5,386,319	5,386,319	-	-	-
	$9,886,349	$9,886,349	$-	$-	-

As at June 30, 2011, the Company has borrowed $9,886,349. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit increase compare to the past six months as it continues to seek reimbursement opportunities and support clinical trials for the HeC.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2011, the Company had promissory notes payable and related interest payable, totalling $6,956,396 in default.

ITEM 5.          OTHER INFORMATION

On May 4, 2011, the Company granted a stock option to Lawrence Weinstein, President of the Company, for services provided in getting the Company’s FDA submission completed. Mr. Weinstein was granted the option to purchase 1,000,000 restricted shares of common stock at an exercise price of $0.20 per until they expire May 3, 2016.

On May 24, 2011, the Company granted a stock option to Ken Robulak for consulting services provided. Mr. Robulak was granted the option to purchase 100,000 restricted shares of common stock at an exercise price of $0.20 per share until they expire May 23, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2011.

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