Form 10-Q
period 2011-09-30
ALR TECHNOLOGIES INC.
filed 2011-11-14
CIK 1087022

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

7400 Beaufont Springs Drive Suite 300
Richmond, VA 23225
(Address of principal executive offices, including zip code.)

(804) 554-3500
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,977,909 as of November 14, 2011.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,151	$1,829
Total Assets	$11,151	$1,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$793,738	$801,923
Payroll payable	8,840	8,940
Interest payable	1,805,470	1,426,294
Advances payable	164,786	213,678
Lines of credit	2,363,929	889,170
Promissory notes payable	5,286,319	5,275,333
Total Liabilities	$10,423,082	$8,615,338

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 350,000,000 shares of common stock with a par value of $0.001 per share

Issued: 213,977,909 and 213,527,909 shares of common stock issued and outstanding, respectively	213,977	213,527
Additional paid-in capital	25,998,417	23,428,360
Accumulated deficit	(36,624,325)	(32,255,396)
Total Stockholders’ Deficit	(10,411,931)	(8,613,509)
Total Liabilities and Stockholders’ Deficit	$11,151	$1,829

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Nine months Ended		(Inception)
	September 30		September 30		to September 30,
	2011	2010	2011	2010	2011
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	309	52,694
General and administration	145,565	116,828	615,452	282,986	12,316,944
Market development	421,801	-	633,515	-	633,515
Product development	77,031	46,539	220,927	144,539	3,306,184
Professional fees	21,379	24,096	122,897	81,170	1,863,705
Total Operating Expenses	665,776	187,463	1,592,791	509,004	18,173,042
Operating Loss	(665,776)	(187,463)	(1,592,791)	(509,004)	(18,503,750)
Other Expenses
Interest	375,425	310,628	2,776,138	1,076,807	17,774,689
Loss on write-off equipment	-	-	-	4,066	36,623
Other items					309,263
Total Other Expenses	375,425	310,628	2,776,138	1,080,873	18,120,575
Net Loss	$(1,041,201)	$(498,091)	$(4,368,929)	$(1,589,877)	$(36,624,325)
Net loss per share, basic and diluted	$-	$-	$(0.02)	$(0.01)

Weighted average shares outstanding, - basic and diluted	213,977,909	211,527,909	213,872,027	211,527,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Nine months Ended		(Inception)
	September 30		to September 30,
	2011	2010	2011
OPERATING ACIVITIES
Net loss	$(4,368,929)	$(1,589,877)	$(36,624,325)
Depreciation	-	309	52,694
Disposal of equipment	-	4,066	36,623
Stock-based compensation-development costs	-	-	528,618
Stock-based compensation-interest expenses	2,114,645	545,789	7,659,259
Stock-based compensation-general and administration	230,877	50,000	3,223,816
Other non-cash items included in net loss	43,786	511	338,835
Non-cash imputed interest expenses	136,199	138,987	2,954,766
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
Decrease in receivables	-	-	8,727
Increase in prepaid expenses	-	(16,142)	-
Increase (decrease) in accounts payable and accrued liabilities	(8,285)	(13,708)	1,306,603
Increase (decrease) in advances payable	(3,892)	(100,624)	3,211,244
Increase in interest payable	379,176	386,174	3,651,651

Net cash used in operating activities	(1,476,423)	(594,515)	(11,779,771)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,492)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	294,658
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit and bank loans	1,485,745	594,055	2,363,948
Proceeds from issuance of promissory notes payable	-	-	10,603,803
Net cash provided by financing activities	1,485,745	594,055	11,834,000
Net increase (decrease) in cash	9,322	(460)	11,151
Cash, beginning of period	1,829	658	-
Cash, end of period	$11,151	$197	$11,151
Supplemental information:
Shares issued to settle liabilities	-	-	6,807,473
Cash paid for interest expenses	-	5,857	1,223,335

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.         Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant. On October 17, 2011 the Company announced that it had received 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect (HeC) System. The Company is currently assessing the marketplace for its product in preparation for its commercial launch.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the nine month periods ended September 30, 2011 and 2010 of $4,368,929 and $1,589,877 respectively.  In addition, losses incurred for the years ended December 31, 2010 and 2009 were $2,075,128 and $2,200,301, respectively. As of September 30, 2011, the Company is currently unable to self-finance its operations, has a working capital deficit of $10,411,931 ($8,613,509 at December 31, 2010), an accumulated stockholders’ deficit of $10,411,931 ($8,613,509 at December 31, 2010), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, advances, interest, lines of credit and promissory notes payable totalling $10,423,082 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing through lines of credit facility with available borrowing up to $4.5 million (As of September 30, 2011 the total balance outstanding was $2,363,928). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2011 and 2010, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2011 and 2010. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management estimates include the determination of the fair value of common shares issued as settlement of promissory notes payable, interest payable, advances payable and accounts payable; the determination of accrued liabilities, promissory notes payable and interest payable; and assumptions used in the determination of fair value of stock options granted.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

a)         Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	464,231
Repayment of interest payable through line of credit	(5,858)
Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	379,176
Repayment of interest payable through line of credit	-
Balance, September 30, 2011	$1,805,470

Interest payable is to the following:

	September 30	December 31
	2011	2010
Relatives of directors	$1,107,010	$867,555
Non-related parties	698,460	558,739
	$1,805,470	$1,426,294

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)         Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2009	$266,046
Advances accrued	285,832
Advances repaid from proceeds of line of credit	(338,200)
Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances repaid from proceeds of line of credit	(283,492)
Balance, September 30, 2011	$164,786

Advances payable are to the following:

	September 30	December 31
	2011	2010
Advances payable to:
Companies controlled by directors	65,524	119,035
Current and former directors	99,262	94,643
	$164,786	$213,678

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)         Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2010	$5,275,333
Promissory notes payable issued	10,986
Balance, September 30, 2011	$5,286,319

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of accrued interest. The Company has accrued the liability relating to this judgment as of September 30, 2011.

Promissory notes payable are to the following:

Relatives of Directors		September 30, 2011	December 31, 2010

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,617	$845,617

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,971,964	$2,971,964

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

c)         Promissory notes payable (continued)

Unrelated Lenders		September 30, 2011	December 31, 2010

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	887,457

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	300,000

vi.	Non-interest-bearing loan, due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		2,314,355	2,303,369
		$5,286,319	$5,275,333

d)         Interest expense

During the nine months ended September 30, 2011, the Company incurred interest expense of $2,776,138 (2010: $1,076,807) as follows:

-	$379,176 (2010: $348,425) incurred on promissory notes payables as shown in note 3(c);
-	$132,054 (2010: $43,606) incurred on lines of credit payable
-
$136,199 (2010: $138,987) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$2,128,709 (2010: $545,789) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.         Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$672,909	General Security over Assets	Sales and Marketing Program
Relative of Chairman	1% per Month	$2,000,000	Due on Demand	$1,691,020	General Security over Assets	Operations, Product Development

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. To date and during the nine months ended September 30, 2011, the Company has borrowed $647,133 for its sales and marketing program and incurred interest of $25,776.

On May 25 2010, the Company finalized negotiations with a relative of the Chairman for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. On January 3, 2011, the Company entered into an agreement with this creditor to increase the borrowing limit from $1,000,000 to $2,000,000.

During the nine months ended September 30, 2011 the Company borrowed a total of $1,541,137 from this creditor and incurred interest expense of $106,277 to bring the total amounts incurred to date borrowings of $1,541,137 and interest of $149,883.

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options

During the nine months ended September 30, 2011:

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

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the nine months ended September 30, 2011, 5,177,056 stock options have vested for which the Company had recognized expense of $620,943, representing the fair value as calculated using the Black-Scholes model. To date, including those that vested above, 5,177,056 stock options have vested.

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

-
On July 1, 2010, 1,200,000 stock options to creditors of the Company exercisable at $0.25 per share for a term of five years expiring September 30, 2015. These options with a fair value of $49,022 vested immediately and were allocated to interest expense.

-
On July 1, 2010, 200,000 stock options to a consultant of the Company exercisable at $0.25 per share for a term of five years expiring September 30, 2015. The stock options have a fair value of $8,309. Commencing July 1, 2011, 50,000 of the stock options vest each July 1 until all the stock options are fully vested. Stock-based compensation expense of $1,030 was recognized as professional fees during 2010.

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	13,555,000	$0.13	3,505,000	$0.25
Granted	51,350,000	0.08	11,400,000	0.10
Exercised	(450,000)	(0.10)	-	-
Expired	(200,000)	$-	(1,350,000)	0.25

Outstanding, end of period	64,255,000	$0.08	13,555,000	$0.13

Exercisable, end of period	49,432,056	$0.12	13,355,000	$0.13

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

The options outstanding at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 7, 2011	-	$0.25	-	200,000	$0.25	-
December 19, 2011	1,455,000	$0.25	-	1,455,000	$0.25	-
March 7, 2015	20,000,000	$0.05	0.03	10,000,000	$0.10	-
September 30, 2015	1,200,000	$0.25	-	1,400,000	$0.25	-
November 29, 2015	20,000,000	$0.05	0.03	-	-	-
March 6, 2016	20,000,000	$0.13	-	-	-	-
May 4, 2016	1,000,000	$0.20	-	-	-	-
May 23, 2016	100,000	$0.20	-	-	-	-
May 31, 2017	500,000	$0.25	-	500,000	$0.25	-
Total	64,255,000	$0.08	-	13,555,000	$0.12
Weighted Average Remaining Contractual Life	3.94			3.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.08 (December 31, 2010: $0.04) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on September 30, 2011. As of September 30, 2011, 40,000,000 (December 31, 2010: none) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2011	December 31, 2010

Risk-free interest rate	1.45%	1.76%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	308%	252%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2011 was $0.07 (2010: $0.04).

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

The compensation cost of the stock options granted was allocated as follows:

	Three months ended September 30, 2011		Three months ended September 30, 2010	Nine months ended September 30, 2011		Nine months ended September 30, 2010
Interest expense:
Unrelated parties	$-		$49,022
Related parties	141,178		87,255	$2,114,645		$545,789
Professional fees:
Unrelated parties	$-		$511	$43,785		$511
General and Administrative:
Unrelated parties	$-	$		$20,989	$
Related parties	-		-	209,888		-

6.         Contingencies

Accounts payable and accrued liabilities as of September 30, 2011 include $180,666 (December 31, 2010 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.         Related Party Transactions

Related party transactions included the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Development costs:
Services rendered by directors and officers	$15,000	$15,000	$45,000	$45,000

Interest expense:
Promissory notes issued to relatives of directors	78,619	76,847	235,857	239,193
Lines of credit to directors and relatives of directors	62,370	16,771	132,054	22,758
Stock options granted to relatives of directors	141,178	87,255	2,114,645	496,767

Selling, general and administration:
Compensation to directors and officers	47,400	47,400	352,088	142,200

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

8.         Commitments

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Lawrence Weinstein	$156,000
Dr. Jaroslav Tichy	$60,000

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of September 30, 2011.

At September 30, 2011, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at September 30, 2011, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

10.       Comparative Figures

Certain comparative figures have been reclassified, including promissory notes payable, to conform to the current year’s presentation.

11.       Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2011, the date the financial statements were issued.

•
Effective October 24, 2011, the March 6, 2011 agreement entered into with the Company’s Chairman, Sidney Chan, whereby he made available a $2.5M line of credit, was amended to allow the Company to borrow the remaining funds available for general corporate purposes.

•
Effective November 1, 2011, the Company entered into a premises lease for its new office located at 7400 Beaufont Springs Drive Suite 300 Richmond, VA. The lease has a one year term with contractually committed payments of $13,320 during the term..

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

On November 1, 2011 the Company moved from its previous office at 3350 Riverwood Parkway, Suite 1900
Atlanta, Georgia 30339 to its new office located at 7400 Beaufont Springs Drive Suite 300 Richmond, VA 23225.

On October 12, 2011, the Company announced that it had modified its by-laws to allow the Board of Directors to appoint Directors for any empty seat. Also on October 12, 2011, the Company announced that it had set aside 10,000,000 common shares (to be issued directly or upon the exercise incentive stock options) to allocate to individuals joining the Company in future, such as future directors, consultants and members of management. The shares will be issued to such persons, at such price or prices as determined by the Board of Directors, or a Committee thereof duly authorized by the Board.

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

On April 30, 2011, the Company announced the signing of a Representation Agreement with Mantra Healthcare Solutions Inc. to market and sell the Health-e-Connect System (“HeC”) effective June 1, 2011, as part of the comprehensive marketing campaign announced March 6, 2011. MHS has developed solid relationships and access to major participants that will be affected by PPACA as well as Key Centers of Influence. Although healthcare payers have not introduced reimbursement for data collection and review, they are introducing incentives to improve health outcomes. The HeC System, providing a platform for “continuing oversight of patients’ treatment plans”, will be a key factor to improve health outcomes. For a monitoring program to yield the desired results, the system must be effectively deployed with sustained use by patients and healthcare providers. MHS staff have proven track records in implementing sustained usability in systems. Effective September 15, 2011, the Company and Mantra both executed a mutual release and discharge of the Representation Agreement.

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. To date 4,000,000 stock options have vested. Effective October 23, 2011, the agreement entered into with Sidney Chan was amended to allow the Company to use the remaining balance available on the $2.5M line of credit for general corporate purposes. Aside from the amendment for the use of the funds, the agreement otherwise remained the same.

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

Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on September 30, 2015. The stock options granted have varying vesting terms for the different recipients.

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

On September 26, 2011, the Company announced that it submitted its reply to additional questions asked by the FDA in response to the 510(k) application that was originally submitted to the FDA on July 23, 2010 for our proprietary HeC System.

On October 17, 2011, the Company announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the HeC System for remote monitoring of patients in support of effective diabetes management problems.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations
	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2011	2010	Increase /	2011	2010	Increase /
			(Decrease)			(Decrease)
Revenue		-		-	-
Cost of Sales

Depreciation	$-	$-	-	$-	$309	(100)
General and administrative	145,565	116,828	25	615,452	282,986	117
Market development	421,801	-	-	633,515	-	-
Product development	77,031	46,539	66	220,927	144,539	53
Professional fees	21,379	24,096	(11)	122,897	81,170	51

Other items
Interest expenses	375,425	310,628	21	2,776,138	1,076,807	158
Write-off equipment	-	-	-	-	4,066	(100)

Net Loss	$1,041,201	$498,091	109	$4,368,929	$1,589,877	175

General and administrative expenses were $145,565 and $615,452 for the three and nine month periods ended September 30, 2011 as compared with $116,828 and $282,986 for the same period last year.  The increase of $28,737 for the three month period and $332,466 for the nine month period can be attributed primarily to the following:

-
the President, who took office in July 2010, received compensation of $13,000 per month during the nine months of 2011 as oppose to $9,000 per month during the three active months of 2010. When combined with the employer portion of withholding taxes, the difference totalled approximately $103,000 for the nine months ended September 30, 2011.

-
the President was awarded 1,000,000 stock options with a fair value of $209,888 during May 2011 for services performed with regards to submission of HeC for FDA approval. During 2010 he was issued 2,000,000 shares of the Company, valued at $50,000 as a bonus for taking office.

-	travel costs related to meetings for corporate development, meetings and tradeshow incurred by personnel of the Company increased by $51,000 during the same period nine month period from 2010
-	a consultant was awarded 100,000 stock options with a fair value of $21,000 during May 2011 for services performed to date.

    Market development costs were $421,801 and $633,515 for the three and nine months period ended September 30, 2011 as compared with $nil and $nil for the same periods the previous year. The Company has initiated a comprehensive marketing and sales program which is included within this financial statement line item. The expenses incurred consist of amounts paid to consultants, materials purchased and advertising space purchased.

Product development costs were $77,031 and $220,927 for the three and nine months period ended September 30, 2011 as compared with $46,539 and $144,539 for the same periods the previous year. For the first nine months of both 2011 and 2010 the Company incurred approximately $140,000 in product development fees paid in retainers to consultants for on-going services. The increase was due to retaining additional consultants $40,000 from the outset of 2011 to help with its web-based interface design and develop the user friendliness of the Company’s HeC product. The Company also incurred an additional $40,000 in consulting fees for assistance in responding to FDA comments and the preparation of solutions to improve the the HeC to meet the requirements of the FDA.

Professional fees were $21,379 and $122,897 for the three and nine months period ended September 30, 2010, respectively as compared with $24,096 and $81,170 for the same periods the previous year. The increase of approximately $41,000 in fees from the nine months ended 2011 as compared to the six months 2010 is attributable to:

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

    Interest expense was 375,425 and $2,776,138 for the three and nine months period ended September 30, 2011 as compared with 310,628 and $1,076,807 for the same period last year.

Interest expense was from the following sources for the three months ended September 30, 2011 and 2010:
	Three months ended September 30, 2011	Three months ended September 30, 2010
Interest on promissory notes and lines of credit	$189,876	$130,575
Imputed interest on zero interest loans	44,371	43,775
Stock options granted for promissory notes	141,178	136,278
Total	$375,425	$310,628

Interest expense was from the following sources for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Interest on promissory notes and lines of credit	$511,230	$392,031
Imputed interest on zero interest loans	136,199	138,987
Stock options issued for promissory notes	2,128,709	545,789
Total	$2,776,138	$1,076,807

Interest on Promissory Notes and Lines of Credit
As compared to September 30, 2010, the Company had borrowed an additional $1,500,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as at September 30, 2011 which resulted in significantly higher interest incurred on the lines of credit for the three and nine months period ended September 30, 2011.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the three and nine months ended September 30, 2011 and the same periods ended September 30, 2010.

Stock Based Compensation
Stock based compensation allocated to interest expense was significantly higher during the nine months ended September 30, 2011 and compared to September 30, 2010 as the Company granted 50 million options to two creditors and modified the terms on an existing 10 million stock options to one of those creditors.

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

Q2 2011

The Company borrowed $500,000 for the sales and marketing program from $2.5M line of credit. As a result of this borrowing, 4,000,000 stock options vested during the nine months ended September 30, 2011. These four million stock options had a calculated fair value of $479,765 using the Black-Scholes model.

Q3 2011

The Company borrowed $147,000 for the sales and marketing program from the $2.5M line of credit. As a result of this borrowing, approximately 1,177,000 stock options vested during the three months ended September 30, 2011. These 1,177,000 stock options had a calculated fair value of $141,178 using the Black-Scholes model.

Liquidity and Capital Resources

Working Capital
			Percentage
	September 30, 2011	December 31, 2010	Increase / (Decrease)
Current Assets	$11,151	$1,829	510%
Current Liabilities	10,423,082	8,615,338	21%
Working Capital	$(10,411,931)	$(8,613,509)	(21%)

Current Assets

The Company’s current assets as at September 30, 2011 and December 31, 2010 consist of cash.

Current Liabilities

The Company has current liabilities of $10,423,082 as at September 30, 2011 as compared to $8,615,338 as at December 31, 2010. Current liabilities were as follows:

	September 30, 2011	December 31, 2010	Change $	Change %
Accounts payable and accrued liabilities	$793,738	$801,923	$(8,185)	(1)%
Payroll payable	8,840	8,940	(100)	(1)%
Interest payable	1,805,470	1,469,294	379,176	26%
Advances payable	164,786	213,678	(48,892)	(23)%
Lines of credit	2,363,929	889,170	1,474,759	166%
Promissory notes payable	5,286,319	5,275,333	10,986	0%
Total current liabilities	$10,423,082	$8,615,338	$1,807,744	21%

The increase in interest payable of $379,176 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables, advances payable and promissory notes payable occurred as part of operations.

The increase in the lines of credit payable of $1,474,759 is attributable to borrowings of

-	$1,342,705 to fund operations, product development activities, overhead and its sales and marketing program.
-	$132,054 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows used in Operating Activities	$(1,476,423)	$(594,515)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$1,485,745	$594,055
Net (decrease) increase in Cash During Period	$9,322	$(460)

Cash Balances and Working Capital

As of September 30, 2011, the Company’s cash balance was $11,151 compared to $1,829 as of December 31, 2010.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six month period ended September 30, 2011 was $1,476,423 in comparison with $594,515 used during the same period last year. The Company’s expenditures from operations were used as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Market Development Activities	$647,000	$-
Product Development Consulting Fees	$220,000	$145,000
Professional Fees	$79,000	$80,000
Employee	$130,000	$27,000
Travel and Trade Shows	$85,000	$35,000
Compensation	$142,000	$142,000
Other	$173,423	$165,515
Cash used in Operations	$1,476,423	$594,515

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash raised by the Company from financing activities during the six month period ended September 30, 2011 was $1,485,744 in comparison with $594,055 raised during the same period last year. The funds raised were from borrowings on a line of credit from a relative of a director and a line of credit from the Chairman of the Board. The loans received in 2011 and 2010 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of September 30, 2011, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$793,738	$793,738	$-	$-	$-
Payroll Payable	8,840	8,840	-	-	-
Interest Payable	1,805,470	1,805,470	-	-	-
Advances Payable	164,786	164,786	-	-	-
Line of Credit	2,363,929	2,363,929
Promissory Notes Payable	5,286,319	5,286,319	-	-	-
	$10,423,082	$10,423,082	$-	$-	$-

As at September 30, 2011, the Company has borrowed $10,423,082. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit increase compare to the past six months as it continues to seek reimbursement opportunities and support clinical trials for the HeC.

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the three month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2011, the Company had promissory notes payable and related interest payable, totalling $7,091,789 in default.

ITEM 6.            EXHIBITS.

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Extension Document – Schema.				X
101.CAL	XBRL Extension Document – Calculations.				X
101.DEF	XBRL Extension Document – Definitions.				X
101.LAB	XBRL Extension Document – Labels.				X
101.PRE	XBRL Extension Document – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2011.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Extension Document – Schema.				X
101.CAL	XBRL Extension Document – Calculations.				X
101.DEF	XBRL Extension Document – Definitions.				X
101.LAB	XBRL Extension Document – Labels.				X
101.PRE	XBRL Extension Document – Presentation.				X