Form 10-K
period 2011-12-31
ALR TECHNOLOGIES INC.
filed 2012-04-02
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2011

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

7400 Beaufont Springs Dr, Suite 300
Richmond, Virginia 23225
(Address of principal executive offices, including zip code.)

(804) 554-3500
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2012: $9,627,946.

At March 28, 2012, 213,977,909 shares of the registrant’s common stock were outstanding.

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

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “MBET.” On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.  Subsequently the symbol was changed to “ALRT.”

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.

Products

ALR Technologies products utilize internet based technologies to facilitate health care providers the ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Company’s Health-e-Connect (HeC) system is an internet based product initially intended for patients with diabetes and their health care providers to improve communication and monitoring of patients’ health management programs. One aspect of the system is that HeC will incorporate data uploaded from patients’ glucose meters into the ALRT database to quickly assess user adherence and performance compared to provider set targets, such as prescriptions and guidelines. This provides patients and caregivers the ability to track patient performance and adherence, thereby allowing timely intervention, which would consist of contact by the caregiver to patient. By providing this ongoing monitoring and feedback, the HeC system is expected to enhance outcomes of patients’ health as measured by A1c and lower costs borne by the US health care system related to this chronic disease.

The HeC system has received United States FDA 510(k) clearance for sale. The Company is currently focusing its efforts on introducing and marketing its HeC system for patients and health care providers in the United States. The Company has limited financial resources and is actively seeking agency and marketing relationships to reach widespread adoption. In addition, the Company is working to establish health insurance company reimbursement for HeC services.

In the future, the Company may seek to adapt its HeC system to be used in the management of other chronic diseases. The Company would be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

ALRT Health-e-Connect System TM for Diabetes Monitoring

Diabetes is a leading cause of death, serious illness and disability across North America.  In the United States, it is estimated that 26 million people have diabetes, with 4.5 million people being classified as insulin dependent. By the year 2030, it is expected that 1 in 10 adults, globally, will have diabetes (diagnosed and undiagnosed instances). By the year 2050, it is expected that 1 in 3 United States adults will have diabetes (diagnosed and undiagnosed instances). We believe diabetes is a global pandemic.

As a result, medical costs due to diabetes and its complications are enormous. In the United States, such costs are estimated to be over $174 billion a year. In Canada, where it is estimated there are 2 million people with diabetes, healthcare costs associated with diabetes is estimated to be $13.2 billion annually.

Diabetes is a lifelong chronic disease with no cure.  However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications and thereby controlling healthcare costs.  The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that “Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”

The Company’s HeC System for diabetes management provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. HeC includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more effective and timely communication of care to these patients.

The HeC system is compatible with the majority of glucose meters available for sale in the United States and also through the Company’s universal upload cable. Once development and testing is completed, the universal cable will be offered to customers who’ve adopted the HeC system.

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

On August 2, 2010 the Company announced that results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect (HeC) System. The article was published in the August 2010 Diabetes Care publication.

The article was titled “Effect of Internet Therapeutic Intervention on A1c Levels in Patients with Type 2 Diabetes Treated with Insulin” and showed A1c dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s HeC System as part of a diabetes management program.  The A1c test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients.  According to Center for Disease Control and Prevention, “In general, every percentage drop in A1c blood test results (e.g. from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%.”

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12 month study using HeC System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction.”

Dr. Tildesley added, “This method of follow-up can reduce the inconvenience of booking appointments solely for giving recommendations on changes in insulin dosage and may be a more cost-effective method of follow-up, especially for rural patients where access to a diabetes specialist is limited. In summary, the continuous use of an IBGMS is an effective method of improving glucose control compared to standard care.” The advantages of using an IBGMS include automatic uploading thus eliminating the need for patients to keep a written diary. In addition, the uploaded data can be analyzed and displayed in table and graph formats, giving a sense of glucose trends and monitoring frequency. This can save time for the physician and increase the accuracy of data interpretation. Limitations of the system include patient’s unwillingness or lack of desire to use the Internet and the absence of a payment model to reimburse out-of-office consultations.

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

On July 23, 2010 the Company submitted a 510(k) application to the FDA for its HeC system. The Company received comments from the FDA and submitted responses to those comments on February 28, 2011 with the aim of receiving clearance upon satisfactory resolution to the comments.

On September 26, 2011, the Company announced that it submitted its reply to additional questions asked by the FDA in response to the 510(k) application that was originally submitted to the FDA on July 23, 2010 for our proprietary HeC System. This was the second response to the additional questions received by the FDA. It took longer than originally anticipated for the Company to meet all the requirements of the FDA.

On October 17, 2011, the Company announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the HeC System for remote monitoring of patients in support of effective diabetes management problems.

Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the HeC system uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Potential Benefits of ALRT Health-e-Connect System

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

With a specific focus on diabetes treatment plans, a recent study from the Temple University School of Pharmacy indicates that the U.S. could save over $9 billion annually by improving patient adherence. Currently, there is very little oversight around the buying, selling and appropriate use of diabetes self-glucose testing supplies. Attempts at oversight are fragmented, primarily paper-based, and rely on unverifiable patient reporting

We believe the HeC system can provide solutions to overcome these obstacles and potentially save the United States billions of dollars while providing improved healthcare levels, as measured by A1c, for its citizens.

Furthermore, recent reports from the U.S. Department of Health and Human Services, Office of Inspector General, indicate the loss of nearly $209 million annually from a Medicare diabetes program attributed to poor documentation around the utilization of diabetes self-testing supplies. These statistics do not account for losses incurred by Medicaid or private payers. Improving accountability around diabetes self-glucose testing supplies alone could save the U.S. healthcare delivery system billions of dollars over the next five years.

We feel that policies requiring electronic verification of test supply utilization prior to providing refills of test strips, will improve accountability. The HeC system has the capability to monitor and document the results of testing to verify that accountability.

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

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing its HeC system for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients’ health benefit plans as well as to health plan payers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

The Company is first targeting customers located in United States because of the large market potential but will also seek to obtain regulatory clearance and establish selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America. The Company’s initial target market consists of patients with diabetes.

Since receiving 510(k) clearance for the HeC, the Company has been working to communicate the benefits of the HeC system to healthcare officials and industry leaders. In late 2011, the Company relocated its headquarters to Richmond, Virginia, which we believe is an ideal location for making connections in the health care industry. The Company is working towards launching the HeC product during 2012.

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

Other Products

Aside from the HeC, the Company also offers a range of medication reminder products addressing the issue of medication non-compliance of various medication regimens. These medication reminder products are offered to individual patients through pharmacies and the Internet. Pharmaceutical companies have also purchased the devices to distribute to patients using their medications in an effort to improve their medication compliance.  No sales of these products were conducted during the years ended December 31, 2011 and 2010.

Selling Activities

Medical service companies who have extensive sales networks in the primary targeted areas for diabetes and respiratory will be selling the HeC.  They will be utilizing their presence in national, regional and state health care conferences as well as their sales networks to sell directly to medical clinics and hospitals.

Manufacturers

The Company does not have any designated manufacturers at this time.

Patents and Trademarks

-	US Patent D446, 740 received on August 21, 2001 for Ornamental design of a Medication Alert Device in the shape of a heart.

-	US Patent D446, 739 received on August 21, 2001 for Ornamental Design of a Medication Alert Device in the shape of a dog bone.

-	US Patent D4467, 074 received on August 28, 2001 for Ornamental Design of a Medication Alert Device in the shape of a stylized paw.

-	US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert Device.

-	US Patent 7,607,431 issued October 27, 2009 for patient compliance and remote monitoring of patient’s use of nebulizer compressors.

The Company has the following patent applications pending:

-	Provisional Patent Application serial number 61/271,852 filed on July 27, 2009. Title is Patient Care Coordination System Including Home Use of Medical Apparatus.

Competition

The Company competes with other corporations that produce diabetes compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than we do. A few companies currently offer compliance monitoring systems but either a) at much higher prices b) have fewer benefits than our system or c) they do not have FDA clearance.   The Company’s competition includes, but is not limited to, WellDoc, Medtronics, iGlucose and Microsoft Healthvault.

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our HeC system does with the potential cost efficiencies.

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

Employees

The Company has one employee, who is an Officer and Director of the Company. The Company contracts eight persons, two of whom are officers of the Company. The employee and consultants of the Company have contracts which outline their roles and responsibilities as either employee or independent contractor, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

Recent Developments

On May 25, 2010, the Company finalized negotiations with Christine Kan, wife of the Chairman of the Board and CEO, for a line of credit borrowing arrangement for $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. To date, the Company has borrowed $249,444. The Company granted this creditor 10,000,000 stock options exercisable at $0.10 per share. During August 2010, the term of the option was extended to March 8, 2015.

Effective July 1, 2010, the following management changes occurred

-	Lawrence Weinstein was appointed as President, Chief Operating Officer (“COO”) and a Director of the Company
-	Sidney Chan transitioned to Chairman of the Board while retaining the position of Chief Executive Officer
-	Stan Cruitt retired as Chairman of the Board

When Mr. Weinstein took office, he received 2,000,000 common shares of the Company at $0.025 per share as compensation for his initial three month term ended September 30, 2010 as President and COO. The common shares were issued to Mr. Weinstein in August 2010.

Also on July 1, 2010, the Company granted a total of 1,400,000 stock options to two creditors and a consultant of the Company. The stock options are exercisable at $0.25 per share and expire on June 30, 2015. The stock options granted have varying vesting terms for the different recipients.

On January 3, 2011, the Company entered into an agreement with Christine Kan to amend the original agreement for additional financing through its existing line of credit borrowing arrangement. Ms. Kan has granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. In exchange for providing the increased borrowing limit,

•	Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.
•	A second modification of the terms of 10,000,000 stock options previously granted to Ms. Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:
-	Increased the number of stock options granted from 10,000,000 to 20,000,000
-	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. On October 24, 2011, the March 6, 2011 agreement was amended to allow the Company to borrow the remaining funds available for general corporate matters. As at December 31, 2011, 7,624,488 stock options had vested as a result of borrowings.

Also on March 6, 2011, the Company granted 250,000 stock options to Mr. Peter Stafford. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options previously granted to Mr. Steven Brassard on July 1, 2010, were modified as follows:

•  all 200,000 stock options are to vest immediately.
•  the exercise price of the option was reduced from $0.25 per share to $0.10 per share.

All 450,000 of these stock options have been exercised.

On May 4, 2011, the Company granted 1,000,000 stock options to Mr. Larry Weinstein, President of the Company, for services provided in getting the Company’s FDA submission completed. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $210,000 and allocated this to selling, general and administration expenses.

On May 24, 2011, the Company granted 100,000 stock options to Mr. Ken Robulak, consultant of the Company, for services rendered. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $21,000.

On October 12, 2011, the Company announced that it had modified its by-laws to allow the Board of Directors to appoint Directors for any empty seat. Also on October 12, 2011, the Company announced that it had set aside 10,000,000 common shares (to be issued directly or upon the exercise incentive stock options) to allocate to individuals joining the Company in the future, such as future directors, consultants and members of management. The shares will be issued to such persons, at such price or prices as determined by the Board of Directors, or a Committee thereof duly authorized by the Board.

On October 17, 2011, the Company announced that it had received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the HeC System for remote monitoring of patients in support of effective diabetes management problems.

On November 1, 2011 the Company moved from its previous office at 3350 Riverwood Parkway, Suite 1900 Atlanta, Georgia 30339 to its new office located at 7400 Beaufont Springs Drive Suite 300 Richmond, VA 23225.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2011 include $180,666 (December 31, 2010 -$180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

Included in notes payable and accrued interest payable, are the following recognized liabilities relating which have involved legal proceedings:

1.
During 2009, the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth Count North Carolina File Number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.  As part of the settlement, a former Director of the Company assigned debts of ALR to the plaintiffs. The debts originally having no terms of repayment were amended to have the following terms of repayment:

As part of the Settlement Agreement a director of the Company at the time assigned unsecured advances payable of the Company totaling $425,000 with no stated terms of interest or repayment to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-       $300,000 repayable at a rate of $25,000 per month and
-       $125,000 repayable in whole by January 15, 2011.

The plaintiffs (Niblock Financial Systems, Inc. et al) filed a motion of default against the Company (ALR Technologies, Inc.) in the Superior Court of Forsyth County, North Carolina (case number 10-CVS-685) for failure to meet the repayment terms of the $300,000 promissory note. On October 26, 2010, case 10-CVS-685 was heard and the court found in favor of the plaintiff, meaning the Company was ordered to repay full principle of $300,000 along with $11,000 of accrued interest from the original settlement date, being September 30, 2009. While the interest rate was not included in the original settlement agreement, the Company did not contest the inclusion of interest in the judgment.  The Company has not made any repayments under the terms of the settlement agreement for either the loan (and accrued interest) totaling $311,000, the loan totaling $125,000, or the judgment reached against the Company.

2.
Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608.25 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. As at December 31, 2011, the Company owed Mr. Link approximately $53,000.

3.
On December 14, 2010, Ms. Irene Ho demanded that we repay her promissory note. No amount has been repaid to date and no terms were renegotiated. As at December 31, 2011, the Company owed Ms. Ho $390,000.

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

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2011	0.080	0.080
September 30, 2011	0.080	0.060
June 30, 2011	0.215	0.210
March 31, 2011	0.200	0.180

December 31, 2010	0.100	0.020
September 30, 2010	0.042	0.018
June 30, 2010	0.045	0.027
March 31, 2010	0.060	0.035

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2011, there were 213,977,909 common shares of the Company issued and outstanding.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

The Company’s business is focused on enhancement of adherence to disease and healthcare management programs through monitoring, reminders and improved communications. The Company’s primary business markets are the providers of health insurance and the providers of disease and case management services, including the home care industry.

The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved healthcare results. These market segments are the health insurance providers, and the medical clinics and physicians who provide the care for people with chronic disease.  Our focus is currently on the full cycle of health care providing including medical clinics, hospitals and health plans with diabetics being the initial patient targets.

Revenue

Revenues for the years ended December 31, 2011 and 2010 were nil. For the past several years, the Company has been devoting its efforts to developing the HeC patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.   In October 2011, the Company announced that it had received FDA clearance to sell the HeC in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the HeC system uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2011 fiscal year, the majority of the Company’s product development efforts were expended on:

•	product enhancement to exceed the requirements of the FDA in order to obtain product clearance for the HeC (which was obtained in October 2011);
•	the development of a comprehensive quality control system;
•	the advancement of the HeC system in anticipation of an introduction to market during 2012, and
•	the development of the universal cable.

With the completion of the HeC system, the Company is currently focusing its efforts on the commercial launch plans of the product and is currently conducting research activities for future attributes and applications for the HeC system.

Product development and research costs were $338,758 in 2011 and $249,870in 2010.

Operating Capital

The Company has no revenues and has not generated any revenues during the last two fiscal years.  The Company is funding operations via the line of credit financing it has available. The majority of the Company’s expenditures go towards product research and development, marketing expenses and administrative activities. At times, certain creditors have agreed to additional stock option grants in return for either 1) deferred payment on interest or 2) agreements of note extensions in other cases. All stock options granted as compensation for deferment of payment have been recorded at their value fair values using the Black-Scholes option pricing model and have been expensed over the agreed upon period of deferment where applicable.

Although cash flow from sales of products and services are expected during 2012, there is no certainty of this, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the company’s debts. The Company has limited resources and is exploring un-established markets and methods for selling its products. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the nature of the HeC, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long term success.

In May 2010, the Company finalized negotiations with Christine Kan (the “Creditor”) for a line of credit borrowing arrangement of $1M. The Creditor is the wife of Sidney Chan, Chairman of the Board and Chief Executive Officer of the Company. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. As consideration for agreeing to provide the line of credit and advancing funds prior to finalization of the terms of the line of credit, on March 7, 2015 (reported on our Form 10-Q for the period ended March 31, 2010), the Company granted the creditor 10,000,000 stock options exercisable at $0.10 per share with a fair value, as determined using the Black Scholes model, of approximately $410,000. During August 2010, the term of the option was extended to March 8, 2015 (reported on our Form 10-Q for the period ended September 30, 2010), which increased the fair value by approximately $86,000 to approximately $496,000.

On December 14, 2010, Ms. Irene Ho demanded that we repay her promissory note. No amount has been repaid to date and no terms were renegotiated. As at the date of this report, the total balance due is approximately $365,000.

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

In exchange for providing the increased borrowing limit, Ms. Kan has been granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to Ms. Kan on March 7, 2010 and modified August 8, 2010. The terms have been modified as follows:

▪	Increased the number of stock options granted from 10,000,000 to 20,000,000
▪	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.
▪	The Company recognized additional expense of approximately $498,000 due to the modification of the existing award.

The Company owes Ms. Kan approximately $4,719,000 in promissory note payables, line of credit arrangements and other debts at December 31, 2011 (December 31, 2010 - $3,500,000).

On March 6, 2011 the Company’s Board of Directors determined it may need to conduct a major sales and marketing campaign in the United States and Canada during the next two years in order to promote its Health-e-Connect System (HeC). The Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program.

On April 30, 2011, the Company announced the signing of a Representation Agreement with Mantra Healthcare Solutions Inc. to market and sell the Health-e-Connect System (“HeC”) effective June 1, 2011, as part of the comprehensive marketing campaign announced March 6, 2011.  This agreement was canceled effective September 15, 2011.  The Company and Mantra both executed a mutual release and discharge of the Representation Agreement.

Effective October 23, 2011, the agreement entered into with Sidney Chan was amended to allow the Company to use the remaining balance available on the $2.5M line of credit for general corporate purposes including marketing and advertising purposes. Aside from the amendment for the use of the funds, the agreement otherwise remained the same.

As at December 31, 2011, the Company had available borrowing in excess of $1.9M. Management believes this will provide the sufficient financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations and overhead. There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2011 were $10,997,679.

Management Compensation

During 2011, the Company’s three officers were all paid from the line of credit financing available.

-
Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself and his wife during the 2011 fiscal year.

-	Lawrence Weinstein, President, was paid $13,000 per month and was not owed any funds as of December 31, 2011

-
Jaroslav Tichy, Vice President of Technology, earns $5,000 per month and received payments of $55,000 during the 2011 fiscal year. As at December 31, 2011, directly and indirectly, Mr. Tichy is owed a total of $101,000, all except for $5,000 relates to services performed in past years

The Company issues stock options as compensation from time to time. During 2011, Mr. Weinstein was granted 1,000,000 stock options for services provided. All shares issued and stock options granted were recorded at their fair values.

Operating Issues

The Company has expended significant efforts introducing the HeC system to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. The Company has not had material sales for several years. During the 2010 and 2011 fiscal years, the Company has devoted 100% of its efforts to developing the HeC system for commercial launch. Management plans to become a commercially viable enterprise through sales of the HeC Diabetes Health Management System.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders, which it may not be able to accomplish on satisfactory terms for the Company.

Results of Operations

December 31, 2011 compared to December 31, 2010

Sales for the years ended December 31, 2011 and 2010 were $nil as the Company continued to focus its resources on development of the HeC and the development of a business network of pilot programs.

Product development costs for the year ended December 31, 2011 were $338,758 as compared to $249,870 for the year ended December 31, 2010. The majority of the costs incurred related to a) services provided by contractors of the Company b) product studies and c) clinical trials The increase in product development costs of $88,888 or 36% is a result of additional costs incurred related to consulting, personnel and hardware, to meet and adapt the HeC product to for requirements of the FDA. The Company received FDA approval in October 2011.

Interest expense for the year ended December 31, 2011 was $3,312,298, as compared to $1,238,192 for the year ended December 31, 2010. The increase in interest expense of $2,074,106 or 168% is a result of interest for the year ended December 31, 2011 of $2,408,193 (2010 - $546,619) representing the fair value of stock options issued to Sidney Chan and Christine Kan for providing line of credit financing.

Professional fees for the year ended December 31, 2011 were $149,597 as compared to $124,108 for the year ended December 31, 2010. The increase in professional fees of $25,489 or 21% is due to stock options granted to accounting and legal advisors during the year. On March 6, 2011, the Company granted 250,000 stock options to a legal consultant that was exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to an accounting consultant were modified as follows:

•   all 200,000 stock options are to vest immediately
•   the exercise price of the option was reduced from $0.25 per share to $0.10 per share.

Selling, general and administrative expenses for the year ended December 31, 2011 were $820,663 as compared to $458,854 for the year ended December 31, 2010. The increase of $361,809 or 79% can be substantially attributed to the following: 1) stock option benefits in the amount of $209,888 to an employee 2) an increase in employee wages incurred totaling $79,500 as the employee worked 12 months during 2011 as opposed to 6 months during 2010; 3) stock option benefits in the amount of $20,988 to a consultant and 4) market development and investor relations fees totaling $78,750.

Liquidity and Capital Resources

Cash Balances

At December 31, 2011, the Company’s cash balance was $11,002 compared to $1,829 at December 31, 2010.

Short and Long Term Liquidity

Working Capital
	At December 31,	At December 31,	Percentage
	2011	2010	Increase / (Decrease)
Current Assets	$14,617	$1,829	161
Current Liabilities	$10,997,679	$8,615,338	18
Working Capital (Deficiency)	$(10,983,062)	$(8,613,509)	18

With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2011 and 2010 was nil. The greater the current ratio, the greater is the short-term liquidity of the Company.

Current Liabilities

The Company has current liabilities of $10,997,679 as at December 31, 2011 as compared to $8,615,339 as at December 31, 2010. Current liabilities were as follows:

	December 31, 2011	December 31, 2010	Change
Accounts payable and accrued liabilities	$867,972	$801,924	$66,048	8%
Payroll payable	$-	$8,940	$(8,940)	(100%)
Interest payable	$1,930,696	$1,426,294	$504,402	35%
Advances payable	$100,527	$213,678	$(113,151)	(53%)
Line of credit	$2,812,166	$889,170	$1,922,996	216%
Promissory notes to related parties	$2,971,965	$2,971,965	$-
Promissory notes to arms length parties	$2,314,353	$2,303,368	$10,985	0%
Total current liabilities	$10,997,679	$8,615,339	$2,382,340	28%

The increase in interest payable of $504,402 relates to amounts incurred on promissory notes with stated rates of interest.

The Company obtained a line of credit of US$1,000,000 from a relative of a director in March 2010 (the terms of which were finalized in May 2010) which is unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put toward working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. As of December 31, 2011, the Company has borrowed $1,610,000 and incurred interest of $197,000.  During the 2011 fiscal year, the Company borrowed $765,000 and incurred interest of $154,000.

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan, the Chairman and Chief Executive Officer of the Company. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. During 2011, the Company borrowed $953,000 and incurred interest of $50,000.

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2011 - $5,276,669; 2010 - $2,075,129), is currently unable to self-finance its operations, has a working capital deficit of $10,983,062 (2010 - $8,613,509), an accumulated deficit of $37,532,066 (2010 - $32,255,397), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

All of the Company’s debt financing is due on demand. The Company will seek to obtain creditors’ consent to delay repayment of these loans until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While certain of the Company’s creditors have agreed not to demand immediate payment or to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts Payable & Accrued Liabilities	$867,972	$867,972	$-	$-	$-
Interest Payable	1,930,696	1,930,696	-	-	-
Advances Payable	100,527	100,527	-	-	-
Line of credit	2,812,166	2,812,166	-	-	-
Promissory notes to related parties	2,971,966	2,971,966
Promissory notes to arms length parties	2,314,353	2,314,353	-	-	-
	$10,997,679	$10,997,679	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Cash Flows used in Operating Activities	$(1,709,255)	$(844,395)
Cash Flows provided by (used in) Investing Activities	-	-
Cash Flows provided by (used in) Financing Activities	1,718,429	845,566
Net (decrease) increase in Cash During Period	$9,174	$(1,171)

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2011 totaled $1,709,255 as compared to $844,395 for year ended December 31, 2010. The Company incurred a net loss of $5,276,669 for the year ended December 31, 2011 as compared to a loss of $2,075,129 for the year ended December 31, 2010.

The main use of cash for operations is product development consulting fees, market development fees, professional fees for audit, legal and accounting services and selling, general and administration cost for salaries and travel.

Cash Proceeds from Financing Activities

During the year ended December 31, 2011, the Company received $1,718,429 (2010 - $845,566) from advances on an operating line or credit from related parties.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting polices that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluations of inherent uncertain factors are as follows:

Development stage company. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, developing operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in ASC 915 Development Stage Entities. While the Company generated revenues from its previous generation of products, the Company has not generated any revenues from its current principal operations, and there is no assurance of future revenues.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALR Technologies, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $37,532,066 at December 31, 2011. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operations, working capital deficiencies, has promissory notes payable and related interest payable past due and has not established commercial viability of its products. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, which are further described in Note 1, are to use its available borrowing capacity through its short-term credit facilities provided by related parties, raise additional debt or equity capital, and continue to progress towards commercial viability of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 30, 2012

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
($ United States)
December 31, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash	$11,002	$1,829
Prepaid expenses and other	3,615	-
Total assets	$14,617	$1,829

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$867,972	$801,923
Payroll payable	-	8,940
Interest payable	1,930,695	1,426,294
Advances payable	100,527	213,678
Lines of credit from related parties	2,812,166	889,170
Related party promissory notes payable	2,971,966	2,971,966
Promissory notes payable	2,314,353	2,303,368
Total liabilities	10,997,679	8,615,338

Stockholders’ Deficit
Common stock
Authorized: 350,000,000 shares with a par value of $0.001 per share
Shares issued and outstanding: 213,977,909 shares (2010 – 213,527,909)	213,977	213,527
Additional paid-in capital	26,335,026	23,428,360
Accumulated deficit	(37,532,065)	(32,255,396)
Stockholders’ deficit	(10,983,062)	(8,613,509)
Total liabilities and stockholders’ deficit	$14,617	$1,829

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations
($ United States)
Years Ended December 31, 2011 and 2010 and from Inception through December 31, 2011

			October 21, 1998 (Inception) to December 31,
	2011	2010	2011

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross profit (loss)	-	-	(330,708)
Expenses
Depreciation	-	309	52,694
Product development costs	338,758	249,870	3,424,015
Market development	658,515	-	685,515
Professional fees	149,597	124,108	1,890,405
Selling, general and administration	820,663	458,583	12,495,155
	1,967,533	832,870	18,547,784

Loss from operations	(1,967,533)	(832,870)	(18,878,492)
Interest expense	3,312,298	1,238,192	18,310,827
Write down of equipment	-	4,066	36,623
Other expense (income)	(3,162)	-	306,124
Net loss for year	$(5,276,669)	$(2,075,128)	$(37,532,066)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	213,897,772	212,344,347

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
($ United States)
From Inception to December 31, 2011

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception October 21, 1998	-	-	-	-	-

Shares issued for cash	11,545,316	11,545	272,113	-	283,658
Shares issued in business combination	36,533,130	36,533	958,646	-	995,179
Shares re-acquired and cancelled	(27,000,000)	(27,000)	(112,178)	-	(139,178)
Shares issued for debt settlement	55,000,000	55,000	3,095,000	-	3,150,000
Stock options and warrants granted as compensation and to settle liabilities	-	-	9,087,247	-	9,087,247
Imputed interest	-	-	2,284,366	-	2,284,366

Net loss for the period from inception to December 31, 2008				(27,979,967)	(27,979,967)
Balance, December 31, 2008	76,078,446	$76,078	$15,585,194	$(27,979,967)	$(12,318,695)

Imputed interest	-	-	350,461	-	350,461
Stock-based compensation	-	-	76,294	-	76,294
Shares issued for debt settlement	135,249,463	135,249	6,627,224	-	6,762,473
Shares issued for cash	200,000	200	9,800		10,000
Net loss for the year	-	-	-	(2,200,301)	(2,200,301)

Balance, December 31, 2009	211,527,909	$211,527	$22,648,973	$(30,180,268)	$(7,319,768)

Imputed interest	-	-	183,738	-	183,738
Stock-based compensation	2,000,000	2,000	595,649	-	597,649
Net loss for the year	-	-	-	(2,075,128)	(2,075,128)

Balance, December 31, 2010	213,527,909	$213,527	$23,428,360	$(32,255,396)	$(8,613,509)
Imputed interest	-	-	179,261	-	179,261
Stock-based compensation	-	-	2,682,855	-	2,682,855
Shares issued for stock options exercised	450,000	450	44,550	-	45,000
Net loss for the year	-	-	-	(5,276,669)	(5,276,669)
Balance, December 31, 2011	213,977,909	$213,977	$26,335,026	$(37,532,065)	$(10,983,062)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2011 and 2010, and from Inception through December 31, 2011

			October 21, 1998
			(Inception)
			to December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(5,276,669)	$(2,075,129)	$(37,532,064)
Depreciation	-	309	52,694
Disposal of equipment	-	4,066	36,623
Stock-based compensation-product development costs	-	-	528,618
Stock-based compensation-interest expenses	2,408,193	546,619	7,953,077
Stock-based compensation-selling, general and admin	230,877	50,000	3,223,816
Stock-based compensation-professional fees	43,785	1,030	44,815
Other non-cash items included in net loss		-	294,020
Unpaid Interest expense on line of credit	215,553	-	215,553
Non-cash imputed interest expenses	179,261	183,738	2,997,828
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in assets and liabilities:
	-	-	-
Decrease in prepaid expenses	(3,615)	42	(3615)
Increase in accounts payable and accrued liabilities	57,109	(4,680)	1,371,724
Increase in advances payable	(68,151)	(52,368)	3,146,985
Increase in interest payable	504,401	501,977	3,776,877
Income tax receivable	-	-	8,727

Cash used in operating activities	(1,709,255)	(844,395)	(12,012,604)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of lines of credit	1,718,429	845,566	11,982,671
Net cash provided by financing activities	1,718,429	845,566	12,066,685
Net increase in cash	9,173	1,171	11,003
Cash, beginning of period	1,829	658	-
Cash, end of period	$11,002	$1,829	$11,003
Supplemental cash flow information:
Cash paid for interest	$-	$5,857	$1,223,335
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on existing line of credit financing	1,493,702	546,619	1,493,702
Interest expense incurred in connection with options granted as compensation for receiving line of credit financing	914,491	-	6,459,375
Options exercised for reduction in advances payable	45,000	-	45,000

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

1.     Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant. On October 17, 2011 the Company announced that it had received 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect (HeC) System. The Company is currently assessing the marketplace for its product in preparation for its commercial launch.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2011 - $5,276,669; 2010 - $2,075,129), is currently unable to self-finance its operations, has a working capital deficit of $10,983,062 (2010 - $8,613,509), accumulated deficit of $37,532,066 (2010 - $32,255,397), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, advances, interest, lines of credit and promissory notes payable totaling $10,997,680 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $4.5 million (As of December 31, 2011 the total balance outstanding was $2,812,166). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

1.     Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is in default and is now due on demand, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

The Company’s activities will necessitate significant uses of working capital beyond 2012. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

b)     Principles of consolidation

These consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

c)     Options and warrants issued in consideration for debt.

The Company allocates the proceeds received from debt between the liability and the options and warrants issued in consideration for the debt, based on their relative fair values, at the time of issuance. The amount allocated to the options or warrants is recorded as additional paid in capital and as a discount to the related debt. The discount is amortized to interest expense on a yield basis over the term of the related debt.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

2.     Significant accounting policies (continued)

d)     Stock-based compensation

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

e)     Income taxes

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

2.      Significant accounting policies (continued)

g)     Loss per share

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

h)     Contingencies

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

i)     Segmented information

The Company primarily operates in one reportable segment, the medical devices segment, in the United States. The majority of the Company’s assets are located in United States.

j)      Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income.  Other comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that under generally accepted accounting principles are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company’s consolidated statements of loss, net loss equals comprehensive loss.

k)     Fair value of financial instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities, promissory notes payable, accrued interest payable and lines of credit.  The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity of these instruments.  For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs which are supported by little or no market activity.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

2.     Significant accounting policies (continued)

l)      Recently issued and adopted accounting pronouncements

i.   Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”)  issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between levels 1, 2 and 3. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for disclosures about purchases, sales, issuances and settlements in the roll forward activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ii.  Issued

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

3.     Interest, advances and promissory notes payable (continued)

On October 27, 2010, the Company had a default judgment ruled against them which resulted in being held legally liable for an additional $11,000 of deemed interest. The Company has accrued the liability relating to this judgment as of December 31, 2011. The Company has not paid any of the legal interest or the underlying promissory notes payable.

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2009	967,921
Interest incurred on promissory notes payable	464,231
Repayment of interest payable through line of credit	(5,858)
Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	505,568
Transfer of balance to accounts payable	(1,167)
Balance, December 31, 2011	$1,930,695

Interest payable is to the following:

	December 31,	December 31,
	2011	2010
Relatives of directors	$1,185,629	$867,555
Non-related parties	745,066	558,739
	$1,930,695	$1,426,294

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)     Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2009	$266,046
Advances accrued	285,832
Advances repaid from proceeds of line of credit	(338,200)
Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances reclassified as accounts payable	(64,259)
Advances repaid from proceeds of line of credit	(283,492)
Balance, December 31, 2011	$100,527

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

3.     Interest, advances and promissory notes payable (continued)

b)     Advances Payable (continued)

Advances payable are to the following:

	December 31,	December 31,
	2011	2010
Advances payable to:
Companies controlled by directors	65,402	119,035
Current and former directors	35,125	94,643
	$100,527	$213,678

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)     Promissory notes payable

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2009 and 2010	$5,275,333
Promissory notes payable issued	10,985
Balance, December 31, 2011	$5,286,319

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of accrued interest. The Company has accrued the liability relating to this judgment as of December 31, 2011.

Relatives of Directors		December 31, 2011	December 31, 2010

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,617	$845,617

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured to relatives of a former director, bearing interest at 0.625% per month, with $50,000 repayable on October 5, 2004 and $60,000 repayable on July 28, 2006, due on demand		110,000	110,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Promissory Notes		$2,971,964	$2,971,964

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

3.     Interest, advances and promissory notes payable (continued)

Unrelated Lenders		December 31, 2011	December 31, 2010

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on September 30, 2009, due on demand	$250,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,457	887,457

iii.	Interest at 0.625% per month, with $40,000 repayable on December 31, 2004, all due on demand	40,000	40,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	300,000

vi.	Non-interest-bearing loan, due January 15, 2011 (Unpaid)	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, which has been demanded. The remaining $30,000 is due on demand		430,000	230,000
Total Arms Length Promissory Notes		2,314,355	2,303,369

d)     Interest expense

During the year ended December 31, 2011, the Company incurred interest expense of $3,312,298 (2010: $1,238,192) as follows:

-       $520,306 (2010: $464,000) incurred on promissory notes (note 3(c)) and other payables;
-       $204,538 (2010: $43,606) incurred on lines of credit payable as shown in note 4;
-
$179,261 (2010: $183,738) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.;

-       $2,408,193 (2010: $546,619) incurred on stock options granted to creditors

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

4.     Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$ 953,061	$ 50,218	$ 1,003,279	General Security over Assets	Sales and Marketing Program
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$1,610,930	$ 197,957	$ 1,808,887	General Security over Assets	Operations, Product Development
Total				$ 2,563,991	$ 248,175	$ 2,812,166

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. To date and during the year ended December 31, 2011, the Company has borrowed $953,061 for its sales and marketing program and incurred interest of $50,218.

On May 25 2010, the Company finalized negotiations with the wife of the Chairman for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. On January 3, 2011, the Company entered into an agreement with this creditor to increase the borrowing limit from $1,000,000 to $2,000,000. During the year ended December 31, 2011, the Company borrowed a total of $765,366 from this creditor and incurred interest expense of $154,349 to bring the total amounts borrowed  to date  to $1,610,930 and accrued interest to $197,955 (2010: $845,565 and $43,606).

As consideration for the two lines of credit, the Company has granted 60,000,000 options (note 5(c)).

5.     Capital Stock

a)     Authorized share capital

350,000,000 common shares with a par value of $0.001 per share

b)     Issued share capital

On July 1, 2010 the Company entered into an agreement with an Officer to issue 2,000,000 common shares as compensation for the initial three months of services provided by the Officer to the Company. The common shares were valued at $0.025 per share, the agreed upon fair market value between the Company and the Officer, for a total expense of $50,000. The amount was determined to be the fair market value since the individual became an Officer upon entering into this agreement and immediately prior to that was an arm’s length individual.

On March 6, 2011, 450,000 stock options, with an exercise price of $0.10 per share, were exercised for a reduction in advances payable totaling $45,000.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

5.     Capital Stock

b)     Issued share capital (continued)

On October 12, 2011, the Company announced that it had set aside 10,000,000 common shares (to be issued directly or upon the exercise incentive stock options) to allocate to individuals joining the Company in the future, such as future directors, consultants and members of management. The shares will be issued to such persons, at such price or prices as determined by the Board of Directors, or a Committee thereof duly authorized by the Board.

c)     Stock options

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

Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

-	Increased the number of stock options granted from 10,000,000 to 20,000,000; and
-	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The Company valued the stock-based compensation resulting from these transactions at $1,493,702.

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the year ended December 31, 2011, 7,624,488 stock options have vested for which the Company had recognized expense of $914,491, representing the fair value as calculated using the Black-Scholes model. To date, including those that vested above, 7,624,488 stock options have vested.

Also on March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant. Furthermore, 200,000 stock options granted to a consultant on July 1, 2010, were modified as follows:

-       All 200,000 stock options are to vest immediately; and
-       The exercise price of the option was reduced from $0.25 per share to $0.10 per share.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

5.     Capital Stock (continued)

c)     Stock options (continued):

Year ended December 31, 2011 (continued)

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

Year ended December 31, 2010

The Company granted 11,400,000 stock options as follows:

-
On March 7, 2010, 10,000,000 stock options to a relative of a director for advancing funds on the line of credit under negotiation. The options are exercisable at $0.10 per share and expire on December 31, 2011. These options vested immediately and the fair value totaling $409,512 was allocated to interest expense. On August 8, 2010 the expiry date of all 10,000,000 stock options was extended to March 7, 2015. Additional stock-based compensation expense of $87,255 reflecting the increased fair value of these modified stock options was allocated to interest expense at that time; and

-
On July 1, 2010, 1,200,000 stock options to creditors of the Company exercisable at $0.25 per share for a term of five years expiring September 30, 2015. These options with a fair value of $49,022 vested immediately and were allocated to interest expense.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

5.     Capital Stock (continued)

c)     Stock options (continued)

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	13,555,000	$0.13	3,505,000	$0.25
Granted	51,350,000	0.08	11,400,000	0.10
Exercised	(450,000)	(0.10)	-	-
Expired	(1,655,000)	$(0.25)	(1,350,000)	0.25

Outstanding, end of period	62,800,000	$0.08	13,555,000	$0.13

Exercisable, end of period	50,424,488	$0.07	13,355,000	$0.13

The options outstanding at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011			December 31, 2010
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 7, 2011	-	$-	-	200,000	$0.25	-
December 19, 2011	-	$-	-	1,455,000	$0.25	-
March 7, 2015	20,000,000	$0.05	0.03	10,000,000	$0.10	-
September 30, 2015	1,200,000	$0.25	-	1,400,000	$0.25	-
November 29, 2015	20,000,000	$0.05	0.03	-	-	-
March 6, 2016	20,000,000	$0.13	-	-	-	-
May 4, 2016	1,000,000	$0.20	-	-	-	-
May 23, 2016	100,000	$0.20	-	-	-	-
May 31, 2017	500,000	$0.25	-	500,000	$0.25	-
Total	62,800,000	$0.08	-	13,555,000	$0.12
Weighted Average Remaining Contractual Life	3.78			3.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.08 (December 31, 2010: $0.04) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on December 31, 2011. As of December 31, 2011, 40,000,000 (December 31, 2010: none) of the stock options outstanding were in-the-money.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

5.     Capital Stock (continued)

c)     Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2011	December 31, 2010

Risk-free interest rate	1.45%	1.76%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	308%	252%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2011 was $0.07 (2010: $0.05).

The fair value of the stock options granted was allocated as follows:

	2011	2010

Interest expense:
Directors and relatives of Directors	$2,408,193	$496,767
Non-employees	-	49,852
	2,408,193	546,619

Selling, general and administration:
Directors and officers	-	-
Employees	209,898	50,000
Non-employees	20,989	-
	230,877	50,000

Professional fees:
Non-employees	43,785	1,030
	$2,682,855	$597,649

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

6.     Contingencies

Accounts payable and accrued liabilities as of December 31, 2011 include $180,666 (2010 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

The Company has had three judgments made against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $879,000, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

7.     Related party transactions

	2011	2010
Development costs:
Services rendered by directors and officers	$60,000	$60,000
		-
Interest expense:
Promissory notes and lines of credit issued to director and relatives of directors	519,043	326,605
Stock options granted to a director and officer	914,491
Stock options granted to relatives of directors	1,493,702	496,767

Selling, general and administration:
Compensation to a director and officer	189,600	189,600
Stock options and share based payments to a director and officer	209,898	50,000

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

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

The terms of Mr. Weinstein’s contract provides for periodic increases in the amount of monthly compensation following the first year as President and Chief Operating Officer of the Company. Since the start of 2011, Mr. Weinstein earns $13,000 per month as agreed upon by Mr. Weinstein and the other directors through his employment arrangement. The the contract is for one year and automatically renews for continuous one year terms.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

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

The Company has three non-interest-bearing promissory notes payable past due. The first is several years delinquent and there have been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

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

b)     Price Risk

To the extent that changes in prevailing market interest rates differ from the interest rate on the Company’s monetary assets and liabilities, the Company is exposed to price risk.

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2011.

At December 31, 2011, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2011, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
($ United States)

10.   Income taxes:

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2011 - 34%) to income before income taxes. The difference results from the following items:

	2011	2010
Computed expected benefit of income taxes	$(1,794,067)	$(705,544)
Stock-based compensation	912,048	186,204
Non-deductible interest expense	60,949	62,471
Increase in valuation allowance	821,070	456,869
Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2011	2010
Net operating loss carried forward	$26,123,845	$23,708,932
Tax rate	34%	34%
Deferred income tax assets	8,882,107	8,061,037
Valuation allowance	(8,882,107)	(8,061,037)
Net deferred income tax asset	$-	$-

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

The operating losses amounting to $26,123,845, for utilization in the Nevada State jurisdiction they were incurred, will expire between 2019 and 2031 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	1,343,733	2030
2011	2,414,913	2031
Total	$26,123,845

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure for the years ended December 31, 2011 and 2010.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., including the Company’s consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective at these reasonable assurance levels.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reasons:

(1)
lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

Management of the Company believes that the material weaknesses set forth in (2) did not affect the Company’s financial results. The Company retains a consultant who has the technical expertise and knowledge to implement the proper segregation of duties and the development of effective internal controls over financial reporting. The Company is developing internal controls over financial reporting to meet its current and projected future needs.  However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in not effective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination to its financial statements for future years.

The Company currently does not have any independent directors as it believes the cost of obtaining their services are prohibitive at the current stage of operations, it is currently developing its compensation package to attract desirable candidates in anticipation of reaching commercial feasibility.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directs on the Company’s board. Management believes the appointment of independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy that following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held

Sidney Chan	61	Chairman, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

Lawrence Weinstein	49	President, Chief Operating Officer

Dr. Jaroslav Tichy	72	Vice-President of Technology and a member of the Board of Directors

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

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2011 and 2010, all officers and directors have filed their Form 4 and 5, on a timely basis.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [2]	2011	180,000	0	0	0	0	0	9,600	189,600
Chairman, Chief	2010	180,000	0	0	0	0	0	9,600	189,600
Executive Officer &	2009	180,000	0	0	0	0	0	9,600	189,600
Chief Financial Officer

Lawrence Weinstein [3]	2011	156,000	0	0	0	0	0	0	156,000
President & Chief	2010	22,500	0	50,000	0	0	0	0	72,500
Operating Officer	2009	0	0	0	0	0	0	0	0

Dr. Jaroslav Tichy [4]	2011	60,000	0	0	0	0	0	0	60,000
Vice President,	2010	60,000	0	0	0	0	0	0	60,000
Technology	2009	60,000	0	0	0	0	0	0	60,000

[1]	All other compensation includes automobile allowance.

[2]
Salaries and other annual compensation for fiscal 2011 and 2010 totaling $189,600 respectively remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	On July 1, 2010, Lawrence Weinstein was appointed as President, Chief Operating Officer and Director of the Company.

[4]	At December 31, 2011, salaries and other annual compensation for fiscal 2011 totaling $35,000 remain unpaid and are included in advances payable.

Outstanding Equity Awards at December 31, 2011
Equity
Incentive
	Number of	Number of	Plan Awards:				Equity Incentive
	Securities	Securities	Securities			Number of	Plan Awards:
	Underlying	Underlying	Underlying			Shares	Number of
	Unexercised	Unexercised	Unexercised	Option	Option	Or Units of Stock	Unearned Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	7,624,488	12,375,512	0	$0.125	2016/3/6	0	0
Lawrence Weinstein	1,000,000	0	0	$0.20	2016/5/4	0	0
Dr. Jaroslav Tichy	0	0	0	0	0	0	0

On March 6, 2011, Mr. Chan was granted 20,000,000 stock options of the Company, exercisable at $0.125 per share. For each dollar ($1), the Company borrows on the line of credit made available by Mr. Chan, eight (8) stock options will become exercisable. The stock options expire March 5, 2016.

On May 4, 2011, Mr. Weinstein was granted 1,000,000 stock options as a bonus for overseeing getting the Company’s FDA submission completed.

Option Exercises and Stock Vested for the year ended December 31, 2011
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

The terms of Mr. Weinstein’s contract provides for periodic increases in the amount of monthly compensation following the first year as President and Chief Operating Officer of the Company. Mr. Weinstein earns $13,000 per month as agreed upon by Mr. Weinstein and the other directors. The term of the contract is for one year and automatically renews for continuous one year terms.

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

Compensation of Directors

The Board of Directors consist three members, Mr. Sidney Chan, Mr. Lawrence Weinstein, and Dr. Jaroslav Tichy. There are no independent directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2011, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of			Percent
Name of Beneficial Owner	Beneficial Owner		Position	of Class
Sidney Chan	98,798,482	[1]	Chairman, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors	46.20%

Lawrence Weinstein	2,000,000		President, Chief Operating Officer and a member of the Board of Directors	0.93%

Dr. Jaroslav Tichy	6,202,249		Vice President of Technology and member of the Board of directors	2.90%

All Officers and Directors	107,000,731			50.03%
as a group (3 people)

[1]
14,845,000 shares are held in the name of Sidney Chan, 500,000 shares are held in the name of KRS Retraction Limited, 83,153,482 shares are owned by Christine Kan, Mr. Chan’s wife, and 300,000 shares are owned equally by Mr. Alexander Chan, Mr. Daniel Chan, and Kathleen Chan, all children of Mr. Chan.

Changes in Control

Mr. Chan and his wife hold 60,000,000 stock options, 40,000,000 of which are currently exercisable and 20,000,000 of which will become exercisable if the Company borrows $2,500,000. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Year Ended December 31, 2011

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

On January 3, 2011, Christine Kan, wife of Sidney Chan, agreed to increase the borrowing limit on the line of credit extended to the Company from $1,000,000 to $2,000,000. In exchange, the Company granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.

Also as consideration for providing this additional financing, the Company has modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

-	Increased the number of stock options granted from 10,000,000 to 20,000,000; and
-	Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

During the year ended December 31, 2011, Christine Kan loaned the Company a total of $765,365 (2010: $845,565). The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company. The accrued interest on the borrowings totaled $197,955 at December 31, 2011.

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. Effective October 23, 2011, the agreement entered into with Sidney Chan was amended to allow the Company to use the remaining balance available on the $2.5M line of credit for general corporate purposes. During the year ended December 31, 2011, the Company has borrowed $953,061 for its sales and marketing program and incurred interest of $50,218.

Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the year ended December 31, 2011, 7,624,488 stock options have vested for which the Company had recognized expense of $914,491, representing the fair value as calculated using the Black-Scholes model.

During the year ended December 31, 2011, the Company incurred interest expense of $314,476 on promissory notes payable to Sidney Chan, Christine Kan, their relatives and relatives of a former director of the Company.

Year Ended December 31, 2010

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2011	$25,000	Anton & Chia LLP
2010	$35,000	Anton & Chia LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2011	$14,000	Anton & Chia LLP
2010	$10,000	Anton & Chia LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Anton & Chia LLP
2010	$0	Anton & Chia LLP

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Anton & Chia LLP
2010	$0	Anton & Chia LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2

10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1

99.1	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1

99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11

99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12

99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2012.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Chairman, Principal Executive Officer, Principal	March 28, 2012
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

LAWRENCE WEINSTEIN	President, Chief Operating Officer and a member	March 28, 2012
Lawrence Weinstein	of the Board of Directors

DR. JAROSLAV TICHY	Vice President of Technology and member of the	March 29, 2012
Dr. Jaroslav Tichy	Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1

10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2

10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5

99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

99.7	Assignment Agreement.	10-SB	12/10/99	99.7

99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8

99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1

99.1	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1

99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11

99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12

99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13

99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14

99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15

99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16

99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17

99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18

99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X