Form 10-Q
period 2012-03-31
ALR TECHNOLOGIES INC.
filed 2012-05-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,977,907 as of May 9, 2012.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	March 31	December 31
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,771	$11,002
Prepaid expenses and deposits	17,515	3,615
Total Assets	$23,286	$14,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$826,497	$867,972
Interest payable	2,057,086	1,930,695
Advances payable	105,527	100,527
Lines of credit from related parties	3,260,439	2,812,166
Related parties promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	11,535,868	10,997,679

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 350,000,000 shares of common stock with a par value of $0.001 per share

Shares issued and outstanding : 213,977,907 shares (2011 – 213,977,907 shares)	213,977	213,977
Additional paid-in capital	26,608,771	26,335,026
Accumulated deficit	(38,335,330)	(37,532,065)
Total Stockholders’ Deficit	(11,512,582)	(10,983,062)
Total Liabilities and Stockholders’ Deficit	$23,286	$14,617

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

			October 21, 1998
	Three Months Ended		(Inception)
	March 31		to March 31,
	2012	2011	2012

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross Loss	-	-	(330,708)
Operating Expenses
Depreciation	-	-	52,694
Selling, general and administration	155,824	115,860	12,650,979
Market development	42,562	3,381	728,077
Product development costs	122,075	59,700	3,546,090
Professional fees	40,343	82,410	1,930,748
Total Operating Expenses	360,804	261,351	18,908,588
Operating Loss	(360,804)	(261,351)	(19,239,296)
Other Expenses (Income)
Interest expenses	482,689	1,703,954	18,793,515
Write down of equipment	-	-	36,623
Other expenses (income)	(40,228)	466	265,895
Total Other Expenses	442,461	1,704,420	19,096,033
Net Loss	$(803,265)	$(1,965,771)	$(38,335,329)
Loss per share, basic and diluted	$0.00	$0.01

Weighted average shares outstanding, - basic and diluted	213,977,909	213,558,731

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Three Months Ended		(Inception)
	March 31		to March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(803,265)	$(1,965,771)	$(38,335,329)
Depreciation	-	-	52,694
Gain on disposal of equipment	-	-	36,623
Stock-based compensation-product development costs	-	-	528,618
Stock-based compensation-interest expenses	231,948	1,493,702	8,185,025
Stock-based compensation-selling, general and administration	-	-	3,223,816
Stock-based compensation-professional fees	-	43,936	44,815
Other non-cash items included in net loss	-	-	294,020
Non-cash imputed interest expenses	41,797	44,699	3,039,625
Unpaid Interest expense on line of credit	82,142	-	297,695
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
Decrease in receivables			8,725
(Increase) decrease in prepaid expenses	(13,900)	-	(17,515)
Increase (decrease) in accounts payable and accrued liabilities	(41,475)	19,596	1,330,249
Increase in advances payable	5,000	52,182	3,151,985
Increase in interest payable	126,391	154,182	3,903,270
Net cash used in operating activities	(371,362)	(157,474)	(12,383,966)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)

FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,402
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit	366,131	164,303	12,348,802
Net cash provided by financing activities	366,131	164,303	12,432,815

Net increase (decrease) in cash	(5,231)	6,829	5,771
Cash, beginning of period	11,002	1,829	-
Cash, end of period	$5,771	$8,658	$5,771
Supplemental information:
Shares issued to settle liabilities	-	-	6,807,473
Cash paid for interest	-	5,857	1,223,335
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on existing line of credit financing		1,493,702	1,493,702
Interest expense incurred in connection with options granted as compensation for receiving line of credit financing	231,948		6,480,723

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.     Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name to ALR Technologies Inc. The Company has developed a line of medication compliance reminder devices and compliance monitoring systems that will assist people with taking their medications and treatments on time and allow for health care professionals to remotely monitor and intervene as necessary if a person is noncompliant. On October 17, 2011 the Company announced that it had received 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect (HeC) System. The Company is currently in preparation for the commercial launch of its HeC System.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three month period ended March 31, 2012 and 2011 of $803,265 and $1,965,771, respectively.  In addition, losses incurred for the years ended December 31, 2011 and 2010 were $5,276,669 and $2,075,128 respectively. As of March 31, 2012, the Company is currently unable to self-finance its operations, has a working capital deficit of $11,512,582 ($10,983,062 at December 31, 2011), an accumulated stockholders’ deficit of $11,512,582 ($10,983,062 at December 31, 2011), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $11,535,868 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facility with available borrowing up to $4.5 million (As of March 31, 2012 the total balance outstanding was $2,930,122). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional capital from the sources described above, or that the lender in the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will not be able to continue operations.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.     Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is in default and is now due on demand and continues to accrue interest at its stated rates. Certain overdue creditors have demanded repayment and have not yet been repaid by the Company as there is no cash available to make the repayments. The Company will make the necessary repayments when funds are generated and available from operations or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company could be required to cease operations.

The Company’s activities will necessitate significant uses of working capital beyond 2012. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the line of credit it currently has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.     Significant Accounting Policies

The unaudited condensed consolidated balance sheet as of March 31, 2012, which was derived from unaudited condensed financial statements, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

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

b)  Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, ALRTech Health Systems Inc. (incorporated in British Columbia, Canada on April 15, 2008). All significant inter-company balances and transactions have been eliminated.

c)  Options and warrants issued in consideration for debt

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.     Significant Accounting Policies (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

f)  Loss per share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the three month periods ended March 31, 2012 and 2011. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

g)  Use of estimates

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

h)  Fair value

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•  Level 3 inputs are unobservable inputs for the asset or liability.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.     Significant Accounting Policies: (continued)

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company believes the carrying value of cash, prepaid expenses, accrued interest payable, advances, lines of credit and promissory notes approximate fair value because they are short term in duration, due on demand or have a market-based interest rate.

i)   Recent accounting pronouncements

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.”  ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011 and is thus effective for us beginning with interim periods in our fiscal year ended December 31, 2012.  The adoption of this guidance did not materially impact our condensed consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	505,568
Transfer of balance to accounts payable	(1,167)
Balance, December 31, 2011	1,930,695
Interest incurred on promissory notes payable	126,391
Balance, March 31, 2012	$2,057,086

Interest payable is to the following:

	March 31	December 31
	2012	2011
Relatives of directors	$1,217,473	$1,140,916
Non-related parties	839,613	789,779
	$2,057,086	$1,930,695

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)     Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances reclassified as accounts payable	(64,259)
Advances repaid from proceeds of line of credit	(283,492)
Balance, December 31, 2011	100,527
Advances accrued	5,000
Balance, March 31, 2012	$105,527

Advances payable are to the following:

	March 31	December 31
	2012	2011
Advances payable to:
Companies controlled by directors	$65,527	$65,527
Current and former directors	40,000	35,000
	$105,527	$100,527

Advances payable are unsecured, have no stated terms of interest and are due on demand.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

c)     Promissory notes payable to related parties

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2011 and March 31, 2012	$2,861,966

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of March 31, 2012.

Promissory notes payable are to the following:

Relatives of Directors		March 31, 2012	December 31, 2011

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

d)     Promissory notes payable to unrelated lenders:

Balance, December 31, 2010	$2,413,368
Increase in promissory note payable	10,985
Balance, December 31, 2011 and March 31, 2012	$2,424,353

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

Unrelated Lenders		March 31, 2012	December 31, 2011

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004$, 40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

e)     Interest expense

During the three months ended March 31, 2012, the Company incurred interest expense of $482,689 (2011: $1,703,954) substantially as follows:

-	$126,391 (2011: $126,780) incurred on promissory notes payables as shown in note 3(c);
-	$82,142 (2011: $38,774) incurred on lines of credit payable
-
$41,797 (2011: $44,698) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$231,948 (2011: $1,493,702) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.     Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$ 1,194,792	$ 82,087	$ 1,276,879	General Security over Assets	Sales and Marketing Program
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 1,735,330	$ 248,230	$ 1,983,560	General Security over Assets	Operations, Product Development
Total				$ 2,930,122	$ 330,317	$ 3,260,439

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign.

On May 25 2010, the Company finalized negotiations with a relative of the Chairman for a line of credit borrowing arrangement of $1 million. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. On January 3, 2011, the Company entered into an agreement with this creditor to increase the borrowing limit from $1 million to $2 million.

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

c)     Stock options

During the three months ended March 31, 2012:

Pursuant to the terms of the option agreement with the Chairman of the Company, as described below, 1,933,848 stock options have vested for which the Company had recognized expense of $231,948, representing the fair value as calculated using the Black-Scholes model.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)     Stock options (continued)

During the year ended December 31, 2011:

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

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the year ended December 31, 2011, 7,624,488 stock options have vested for which the Company had recognized expense of $914,491, representing the fair value as calculated using the Black-Scholes model. To date, including those that vested in 2012 as described above, 9,171,513 stock options have vested.

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

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	62,800,000	$0.08	13,555,000	$0.13
Granted	-	-	51,350,000	0.08
Exercised	-	-	(450,00)	(0.10)
Expired	-	$-	(1,655,000)	$(0.25)

Outstanding, end of period	62,800,000	$0.08	62,800,000	$0.08

Exercisable, end of period	52,358,336	$0.06	50,424,488	$0.07

The options outstanding at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	0.03	20,000,000	$0.05	$0.03
March 31, 2015	1,200,000	$0.25	-	1,200,000	0.25	-
November 29, 2015	20,000,000	$0.05	0.03	20,000,000	0.05	0.03
March 6, 2016	20,000,000	$0.13	-	20,000,000	0.13	-
May 4, 2016	1,000,000	$0.20	-	1,000,000	0.20	-
May 23, 2016	100,000	$0.20	-	100,000	0.20	-
May 31, 2017	500,000	$0.25	-	500,000	0.25	-
Total	62,800,000	$0.08	-	62,800,000	$0.08
Weighted Average Remaining Contractual Life	3.53			3.78

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.08 (December 31, 2011: $0.08) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on March 31, 2012. As of March 31, 2012, 40,000,000 (December 31, 2011: 40,000,000) of the stock options outstanding were in-the-money.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)     Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions (no options were granted during the period ended March 31, 2012):

	March 31, 2012	December 31, 2011

Risk-free interest rate	-	1.45%
Expected life	-	5 years
Expected dividends	-	0%
Expected volatility	-	308%
Forfeiture rate	-	0%

The weighted average fair value for the options granted during the three months ended March 31, 2012 was $nil (2011: $0.07).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Interest expense:
Unrelated parties	$231,948	$1,493,702
Related parties	-	-
Professional fees:
Unrelated parties	$-	$43,936

6.     Contingencies

Accounts payable and accrued liabilities as of March 31, 2012 include $180,666 (December 31, 2011 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.     Related Party Transactions

Related party transactions included the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Development costs:
Consulting services rendered by an individual whom is a director and officer of the Company	$15,000	$15,000

Interest expense:
Promissory notes issued to relatives of Chairman	78,617	153,319
Lines of credit from Chairman and relatives of Chairman	82,142	-
Stock options granted to Chairman of the Company	231,948	-
Stock options granted to relatives of the Chairman	-	1,493,702

Selling, general and administration:
Consulting services rendered by an individual whom is a director and officer of the Company	$47,400	$47,400

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

8.     Commitments (continued)

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of March 31, 2012.

At March 31, 2012, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at March 31, 2012, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

10.   Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

11.   Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2012, the date the financial statements were issued, and identified no events or transactions that required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited  Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Overview

ALR Technologies Inc. was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name to ALR Technologies Inc. Also in in December 1998, the common shares of the Company began trading on the “Over the Counter Bulletin Board”. Today the Company trades under the symbol “ALRT.”

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

On April 10, 2012, our board of directors approved an amendment to our bylaws to provide that action of shareholders may be taken without a meeting of shareholders provided that a record thereof is made in writing and signed by holders of a majority of each class of our outstanding shares.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended March 15, 2012 and 2011, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months Ended March 31
			Percentage
	2012	2011	Increase /
			(Decrease)
Revenue	-	-
Cost of Sales
Gross Profit

Depreciation	-	-	-
General and administrative	155,824	115,860	34
Market development	42,562	3,381	1159
Product development costs	122,075	59,700	104
Professional fees	40,343	82,410	(51)

Other items
Interest expenses	482,689	1,703,954	(72)
Gain on settlement of debt	(40,228)	-	-
Other expenses	-	466	-
Net Loss	$803,265	$1,965,771	(59)

General and administrative expenses were $155,824 for the three month period ended March 31, 2012 as compared with $115,860 for the same period in the prior year.  The increase of $39,964 for the three month period can be attributed primarily to the following:

-	the Company incurred approximately $17,000 in connection with retaining an investor relations consulting firm.
-	the Company incurred approximately $22,000 in connection with retaining consultants to assist in the strategic implementation of the Company’s business plan.

Market development costs were $42,562 for the three month period ended March 31, 2012 as compared with $3,380 for the same period in the previous year. The Company has retained a public relations and communications firm for the launch of its HeC product line. The costs incurred during 2012 substantially relate to fees paid for such services.

Product development costs were $122,075 for the three month period ended March 31, 2012 as compared with $59,700 for the same period in the previous year. The increase is primarily two fold:

1.	during the three month period ended March 2012 as compared to the same period in 2011, the Company had increased the size and service level of its development team.
2.	the Company spent approximately $25,000 more on purchases in connection with new product development.

Professional fees were $40,343 for the three month period ended March 31, 2012 as compared with $82,410 for the same period in the previous year. The decrease can be substantially attributed to stock options being granted and modified during the three months ended March 31, 2011 as follows:

▪	On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant.
▪	Also on March 6, 2011, 200,000 stock options granted to a consultant on July 1, 2011, were modified to vest immediately and have a reduction in exercise price from $0.25 to $0.10 per share.

These two transactions resulted in stock based compensation of approximately $43,000 being recognized during the three months ended March 31, 2011.

Interest expense was 482,689 for the three month period ended March 31, 2012 as compared with 1,703,954 for the same period in the prior year.

Interest expense was from the following sources for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Interest expense incurred on promissory notes	$126,391	$126,433
Interest expense incurred on lines of credit	82,142	38,774
Imputed interest on zero interest loans	41,797	44,496
Stock options granted for promissory notes	231,948	1,493,702
Other	411	549
Total	$482,689	$1,703,954

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from March 31, 2011 to March 31, 2012.

Interest on Lines of Credit
As at March 31, 2011, the Company had borrowed an additional $1,800,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to March 31, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the three period ended March 31, 2012.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the three months ended March 31, 2012 and the same periods ended March 31, 2011.

Stock Based Compensation
During the three months ended March 31, 2011, the Company granted 50 million options to two creditors and modified the terms on an existing 10 million stock options to one of those creditors.

Q1 2011

1.
On January 3, 2011, the Company was granted an increase in its line of credit borrowing limit from $1,000,000 to $2,000,000.  In exchange for providing the increased borrowing limit, the Creditor granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. The fair value of these options, as calculated using the Black-Scholes model was $995,065

2.
Also as consideration for providing this additional financing, the Company modified the terms of 10,000,000 stock options granted to the Creditor on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

   ·    Increased the number of stock options granted from 10,000,000 to 20,000,000
   •   Reduced the exercise price of the 20,000,000 stock options granted from $0.10 per share to $0.05 per share.

The fair value of the modified options, as calculated using the Black-Scholes model was $995,065. The Company had originally recorded $409,512 (at grant) during the three months ended March 31, 2011 and recorded additional compensation expense of $87,247 (upon modification) relating to these options during the third quarter of 2011. Therefore, the Company recognized an additional $498,306 during that period.

3.
On March 6, 2011, the Company granted 20,000,000 stock options exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. No stock options vested on this line of credit during the three months ended March 31, 2011.

During Q1, 2012, the Company did not grant any additional stock options. As consideration for advances of $241,731 provided by Mr. Chan during the period, 1,933,848 stock options vested. These stock options had a fair value of $231,948.

Liquidity and Capital Resources

Working Capital
	March 31, 2012	December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$23,286	$14,617	59%
Current Liabilities	11,535,868	10,997,679	5%
Working Capital Deficit	$(11,512,582)	$(10,983,062)	(5%)

Current Assets

The Company’s current assets as at March 31, 2012 and December 31, 2011 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $11,535,868 as at March 31, 2012 as compared to $10,997,679 as at December 31, 2011. Current liabilities were as follows:

	March 31, 2012	December 31, 2011	Change $	Change %
Accounts payable and accrued liabilities	$826,497	$867,972	$(41,475)	(5)%
Interest payable	2,057,086	1,930,695	126,391	7%
Advances payable	105,527	100,527	5,000	5%
Lines of credit to related parties	3,260,439	2,812,166	448,273	16%
Promissory notes payable to related parties	2,861,966	2,861,966	0	0%
Promissory notes payable	2,424,353	2,424,353	0	0%
Total current liabilities	$11,535,868	$10,997,679	$538,189	5%

The increase in interest payable of 126,391 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables, advances payable and promissory notes payable occurred as part of operations. The Company did settle accounts payable of $65,000 in exchange for $25,200 during the first quarter.

The increase in the lines of credit payable of $448,273 is attributable to borrowings of

-	$366,131 to fund operations, product development activities, overhead and its sales and marketing program.
-	$82,142 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows used in Operating Activities	$(371,362)	$(157,474)
Cash Flows provided by (used in) Investing Activities	-	-
Cash Flows provided by Financing Activities	366,131	164,303
Net (decrease) increase in Cash During Period	$(5,231)	$6,829

Cash Balances and Working Capital

As of March 31, 2012, the Company’s cash balance was $5,771 compared to $11,002 as of December 31, 2011.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2012 was $371,362 in comparison with $157,474 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Market Development Activities	$42,000	$3,000
Product Development Consulting and Expenses	108,000	40,000
Professional Fees	40,000	40,000
Employee Wages	42,000	45,000
Travel and Trade Shows	25,000	15,000
Consulting	39,000	-
Compensation	47,000	-
Extinguishment of Payables	25,000	-
Other	3,362	14,474
Cash used in Operations	$371,362	$157,474

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2012 was $366,131 in comparison with $161,303 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2012 and 2011 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of March 31, 2012, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Current Liabilities	$11,535,868	$11,535,868	$-	$-	$-
Premises Lease	9,400	9,400	-	-	-
	$11,545,268	$11,545,268	$-	$-	$-

As at March 31, 2012, the Company has borrowed $11,535,868. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it expects to commercially launch its HeC product during this period.

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

2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

The Company is working to remedy these deficiencies as its business activities evolve.

There were no changes in our internal control over financial reporting during last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Incorporated by reference from Item 3 of our Form 10-K filed with the SEC on April 2, 2012.

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2012, the Company had promissory notes payable and related interest payable, totalling $7,343,405 in default.

ITEM 6.           EXHIBITS

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amended Bylaws.	8-K	4/17/12	3.6
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Definition – Schema.				X
101.CAL	XBRL Taxonomy Definition – Calculations.				X
101.DEF	XBRL Taxonomy Definition – Definitions.				X
101.LAB	XBRL Taxonomy Definition – Labels.				X
101.PRE	XBRL Taxonomy Definition – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2012.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amended Bylaws.	8-K	4/17/12	3.6
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Definition – Schema.				X
101.CAL	XBRL Taxonomy Definition – Calculations.				X
101.DEF	XBRL Taxonomy Definition – Definitions.				X
101.LAB	XBRL Taxonomy Definition – Labels.				X
101.PRE	XBRL Taxonomy Definition – Presentation.				X