Form 10-Q
period 2012-06-30
ALR TECHNOLOGIES INC.
filed 2012-08-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 213,977,909 as of August 14, 2012.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,037	$11,002
Prepaid expenses and deposits	10,848	3,615
Total Assets	$15,885	$14,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$813,609	$867,972
Interest payable	2,176,980	1,930,695
Advances payable	105,527	100,527
Lines of credit to related parties	3,768,391	2,812,166
Related parties promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	12,150,826	10,997,679

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 350,000,000 shares of common stock with a par value of $0.001 per share

Shares issued and outstanding : 213,977,909 shares (2011 – 213,977,909 shares)	213,977	213,977
Additional paid-in capital	29,071,521	26,335,026
Accumulated deficit	(41,420,439)	(37,532,065)
Total Stockholders’ Deficit	(12,134,941)	(10,983,062)
Total Liabilities and Stockholders’ Deficit	$15,885	$14,617

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Six months Ended		(Inception)
	June 30		June 30		to June 30,
	2012	2011	2012	2011	2012
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Loss	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	41,814	208,334	84,376	211,714	742,891
Selling, general and administration	261,681	353,561	417,505	469,887	12,939,660
Product development	103,331	84,196	225,406	143,896	3,649,421
Professional fees	28,970	19,108	69,313	101,518	1,959,718
Total Operating Expenses	435,796	665,199	796,600	927,015	19,344,384
Operating Loss	(435,796)	(665,199)	(796,600)	(927,015)	(19,675,092)
Other Expenses (Income)
Interest	2,648,985	696,759	3,131,674	2,400,713	21,442,501
Loss on write-off equipment	-	-	-	-	36,623
Other expenses (income)	328	-	(39,900)	-	266,223
Total Other Expenses	2,649,313	696,759	3,091,774	2,400,713	21,745,347
Loss Before Income Tax	-	-	-	-	-
Income Tax	-	-	-	-	-
Net Loss	$(3,085,109)	$(1,361,958)	$(3,888,374)	$(3,327,728)	$(41,420,439)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding, - basic and diluted	213,977,909	213,977,909	213,977,909	213,670,923

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Six months Ended		(Inception)
	June 30		to June 30,
	2012	2011	2012
OPERATING ACIVITIES
Net loss	$(3,888,374)	$(3,327,728)	$(41,420,439)
Depreciation	-		52,694
Loss on disposal of equipment	-	-	36,623
Stock-based compensation-development costs	1,749	-	530,367
Stock-based compensation-interest expenses	2,616,602	1,973,467	10,569,679
Stock-based compensation- selling, general and administration	13,992	209,888	3,237,808
Stock-based compensation-professional	20,989	-	65,804
Other non-cash items included in net loss	-	-	294,020
Unpaid interest expense on line of credit	178,033	46,151	437,192
Non-cash imputed interest expenses	83,163	91,828	3,080,991
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
Increase in prepaid expenses	(7,233)	(304,287)	(2,124)
Increase (decrease) in accounts payable and accrued liabilities	(54,360)	(5,535)	1,317,365
Increase (decrease) in advances payable	5,000	(1,108)	3,151,985
Increase in interest payable	246,285	252,783	3,979,555

Net cash used in operating activities	(784,157)	(1,064,541)	(12,796,762)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit and bank loans	778,192	1,067,655	3,342,187
Proceeds from issuance of promissory notes payable	-	-	9,418,676
Net cash provided by financing activities	778,192	1067,655	12,844,877
Net increase (decrease) in cash	(5,965)	3,114	5,037
Cash, beginning of period	11,002	1,829	-
Cash, end of period	$5,037	$4,943	$5,037
Supplemental information:
Shares issued to settle liabilities	$-	-	6,807,473
Cash paid for interest expenses	$-	5,857	1,223,335
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on line of credit financing	$-	1,493,702	1,493,702
Interest expense incurred in connection with options granted as compensation for receiving line of credit financing	$1,364,216	479,765	2,278,707
Interest expense incurred on vesting of unvested options pursuant to amendment to agreement with lender of line of credit	$1,252,386	-	1,252,386

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the six month period ended June 30, 2012 and 2011 of $3,888,374 and $3,327,728 respectively. In addition, losses incurred for the years ended December 31, 2011 and 2010 were $5,276,669 and $2,075,128, respectively. As of June 30, 2012, the Company is currently unable to self-finance its operations, has a working capital deficit of $12,134,941 ($10,983,062 at December 31, 2011), an accumulated stockholders’ deficit of $12,134,941 ($10,983,062 at December 31, 2011), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $12,150,826 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facility with available borrowing up to $4.5 million (As of June 30, 2012 the total balance outstanding was $3,768,397). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional capital from the sources described above, or that the lender of the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will not be able to continue operations.

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

The Company’s activities will necessitate significant uses of working capital beyond 2012. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and product launch efforts. The Company plans to continue financing its operations with the line of credit it currently has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.         Significant Accounting Policies

The unaudited condensed consolidated balance sheet as of June 30, 2012, which was derived from unaudited condensed financial statements, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the six month period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.         Significant Accounting Policies: (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2012 and December 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

f)          Loss per share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the six month periods ended June 30, 2012 and 2011. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

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

h)         Fair value

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

Management believes it is not practical to estimate the fair value of the due from related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210):  Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required retrospectively for all comparative periods presented.  We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.         Significant Accounting Policies: (continued)

i)	Recent accounting pronouncements (continued)

Not Adopted (continued)

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted.  We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

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

a)         Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	505,568
Transfer of balance to accounts payable	(1,167)
Balance, December 31, 2011	1,930,695
Interest incurred on promissory notes payable	252,785
Repayment	(6,500)
Balance, June 30, 2012	$2,176,980

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continue)

Interest payable is to the following:

	June 30	December 31
	2012	2011
Relatives of directors	$1,294,029	$1,140,916
Non-related parties	882,951	789,779
	$2,176,980	$1,930,695

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)         Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances reclassified as accounts payable	(64,259)
Advances repaid from proceeds of line of credit	(283,492)
Balance, December 31, 2011	$100,527
Advances accrued	5,000
Balance, June 30, 2012	$105,527

Advances payable are to the following:

	June 30	December 31
	2012	2011
Advances payable to:
Companies controlled by directors	$65,527	$65,527
Current and former directors	40,000	35,000
	$105,527	$100,527

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)         Promissory notes payable to related parties

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2011 and June 30, 2012	$2,861,966

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of June 30, 2012.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

Promissory notes payable are to the following:

Relatives of Directors		June 30, 2012	December 31, 2011

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

d)	Promissory notes payable to unrelated lenders

Balance, December 31, 2010	$2,413,368
Increase in promissory note payable	10,985
Balance, December 31, 2011 and June 30, 2012	$2,424,353

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.         Interest, Advances and Promissory Notes Payable (continued)

Unrelated Lenders		June 30, 2012	December 31, 2011

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

e)         Interest expense

During the six months ended June 30, 2012, the Company incurred interest expense of $3,131,674 (2011: $2,400,713) substantially as follows:

-	$252,785 (2011: $252,783) incurred on promissory notes payables as shown in note 3(c);
-	$178,033 (2011: $82,635) incurred on lines of credit payable
-
$83,163 (2011: $91,828) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$2,616,602 (2011: $1,973,467) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.         Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$ 1,527,352	$ 124,103	$ 1,651,455	General Security over Assets	Sales and Marketing Program
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 1,814,831	$ 302,104	$ 2,116,935	General Security over Assets	Operations, Product Development
Total				$ 3,342,183	$ 426,207	$ 3,768,390

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

As consideration for the two lines of credit, the Company has granted 75,750,000 options (note 5(c)).

5.         Capital Stock

a)         Authorized share capital

On May 17, 2012, shareholders holding a majority of the outstanding shares of our common stock executed a written consent approving the amendment to the articles of incorporation to: (1) increase the authorized shares of common stock from 350,000,000 to 500,000,000 shares with a par value of $0.001; and, (2) create a class of 500,000,000 preferred shares, $0.001 par value per shares, the terms of which to be determined by the board of directors. On July 5, 2012 the certificate of amendment was issued by the Office of the Secretary of the State of Nevada.

b)         Issued share capital

On March 6, 2011, 450,000 stock options, with an exercise price of $0.10 per share, were exercised for a reduction in advances payable totalling $45,000.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options

During the six months ended June 30, 2012:

On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified as follows:

-	All stock options remaining unvested were immediately vested
-	The exercise price was reduced from $0.125 per share to $0.07 per share

The compensation expense related to the vesting of the un-vested options was $1,252,386 and the compensation expense related to the modification of the stock options was $1,280.

Furthermore, on June 27, 2012, the Company granted the Chairman 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The compensation expense related to these stock options was $1,130,988.

On June 27, 2012, the 1,000,000 stock options issued to the President of the Company on May 4, 2011 were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification of the stock options resulted in no change in compensation expense.

On June 27, 2012, the 100,000 stock options issued to a consultant on May 4, 2011, were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification of the stock options resulted in no change in compensation expense.

On June 27, 2012, the Company granted 700,000 stock options to five consultants with exercise prices of $0.07 per share, expiring on June 27, 2017. Of the 700,000 stock options, 500,000 stock options vest on the grant date and 200,000 have the following vesting terms:

-	100,000 vest on May 28, 2013
-	100,000 vest on May 29, 2014

As a result of this grant, the Company incurred $36,730 of stock-based compensation expense which was allocated on the Condensed Consolidated Statements of Operations a i) 13,992 to general & administrative ii) 20,989 to market development and iii) $1,749 to development

During the year ended December 31, 2011:

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

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	62,800,000	$0.08	13,555,000	$0.13
Granted	16,450,000	0.07	51,350,000	0.08
Exercised	-	-	(450,00)	(0.10)
Expired	-	$-	(1,655,000)	$(0.25)

Outstanding, end of period	79,250,000	$0.07	62,800,000	$0.08

Exercisable, end of period	79,050,000	$0.06	50,424,488	$0.07

The options outstanding at June 30, 2012 and December 31, 2012 were as follows:

	June 30, 2012			December 31, 2012
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	0.02	20,000,000	$0.05	$0.03
March 31, 2015	1,200,000	$0.25	-	1,200,000	0.25	-
November 29, 2015	20,000,000	$0.05	0.02	20,000,000	0.05	0.03
March 6, 2016	35,750,000	$0.07	-	20,000,000	0.13	-
May 4, 2016	1,000,000	$0.07	-	1,000,000	0.20	-
May 23, 2016	100,000	$0.07	-	100,000	0.20	-
May 27. 2017	700,000	0.07
May 31, 2017	500,000	$0.25	-	500,000	0.25	-
Total	79,250,000	$0.07	-	62,800,000	$0.08
Weighted Average Remaining Contractual Life	3.38			3.78

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.07 (December 31, 2011: $0.08) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on June 30, 2012. As of June 30, 2012, 40,000,000 (December 31, 2011:  40,000,000) of the stock options outstanding were in-the-money.

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
(Unaudited)

5.         Capital Stock (continued)

c)         Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2012	December 31, 2011

Risk-free interest rate	2.77%	2.77%
Expected life	3.69 years	5 years
Expected dividends	0%	0%
Expected volatility	311%	308%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the 6 months ended June 30, 2012 was $0.07 (2011: $0.07).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Market development
Unrelated parties	$20,989	$-	$20,989	$-
Interest expense:
Related parties	2,384,654	479,765	2,616,602	1,973,467
Product development fees
Unrelated parties	1,749	-	1,749	-
Professional fees:
Unrelated parties	-	-	-	44,455
General and administrative:
Unrelated parties	13,992	-	13,992
Related parties	$-	$209,888	$-	$209,888

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.         Contingencies

Accounts payable and accrued liabilities as of June 30, 2012 include $180,666 (December 31, 2011 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.         Related Party Transactions

Related party transactions included the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Development costs:
Consulting services rendered by an individual whom is a director and officer of the Company	$15,000	$15,000	$30,000	$30,000

Interest expense:
Promissory notes issued to relatives of the Chairman	76,557	76,847	153,113	157,238
Lines of credit from Chairman and relatives of Chairman	95,892	41,284	178,033	69,073
Stock options granted to Chairman	2,384,654	479,765	2,383,654	479,765
Stock options granted to relatives of directors	-	-	-	1,493,702

Selling, general and administration:
Consulting services rendered by an individual whom is a director and officer of the Company	47,400	47,400	94,800	94,800

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of June 30, 2012.

At June 30, 2012, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

9.         Financial Instruments (continued)

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at June 30, 2012, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate this risk.

10.       Comparative Figures

Certain comparative figures have been reclassified to conform to the current period’s presentation.

11.       Subsequent Events

On July 5, 2012, the Company filed the amended articles of incorporation, with the approval of a majority of the voting shares to increase the authorized capital stock to one billion shares of which, 500 million shares are common stock and 500 million shares are preferred stock, both with par values of $0.001. The terms of the preferred stock are to be approved by the board of directors.

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

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan has been granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight (8) options for each one ($1.00) dollar borrowed under the line of credit to meet the costs of the sales and marketing program. On October 24, 2011, the March 6, 2011 agreement was amended to allow the Company to borrow the remaining funds available for general corporate matters. As at December 31, 2011, 7,624,488 stock options had vested as a result of borrowings. On June 27, 2012, the stock options were modified as described on the following page.

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

On May 4, 2011, the Company granted 1,000,000 stock options to Mr. Larry Weinstein, President of the Company, for services provided in getting the Company’s FDA submission completed. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $210,000 and allocated this to selling, general and administration expenses. On June 27, 2012, the stock options were modified to reduce the exercise price from $0.20 per share to $0.07 per share. There was no additional compensation cost expense incurred as a result of this modification.

On May 24, 2011, the Company granted 100,000 stock options to Mr. Ken Robulak, consultant of the Company, for services rendered. The options are exercisable at $0.20 per share for five years from the date of grant. The Company valued the stock-based compensation resulting from this grant at $21,000. On June 27, 2012, the stock options were modified to reduce the exercise price from $0.20 per share to $0.07 per share. There was no additional compensation cost expense incurred as a result of this modification.

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

On May 17, 2012, shareholders holding a majority of the outstanding shares of our common stock executed a written consent approving the amendment to the articles of incorporation to: (1) increase the authorized shares of common stock from 350,000,000 to 500,000,000 shares with a par value of $0.001; and, (2) create a class of 500,000,000 preferred shares, $0.001 par value per shares, the terms of which to be determined by the board of directors. On July 5, 2012 the certificate of amendment to affect the change was issued by the Office of the Secretary of the State of Nevada.

On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified as follows:
    -    All stock options remaining unvested were immediately vested
    -    The exercise price was reduced from $0.125 per share to $0.07 per share

The compensation expense related to the vesting of the unvested options was $1,252,386 and the compensation expense related to the reduction of the exercise price of the stock options was $1,280.

Furthermore, on June 27, 2012, the Company granted the Chairman 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The compensation expense related to these stock options was $1,130,988.

On June 27, 2012, the Company granted 700,000 stock options to five consultants with exercise prices of $0.07 per share, expiring on June 27, 2017. Of the 700,000 stock options, 500,000 stock options vest on the grant date and 200,000 have the following vesting terms: 100,000 vest on May 28, 2013 and 100,000 vest on May 29, 2014. The stock options and the respective amounts were granted to the following individuals:

•	Viper Enterprises LLC 200,000
•	Michelle Gillespie 100,000
•	Jenifer Wagner 100,000
•	Sarah Cox 100,000
•	Glen Reyes 200,000

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2012 and 2011, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations
	Three Months Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2012	2011	Increase /	2012	2011	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	-	$-	$-	-
Cost of Sales
Market development	41,814	208,334	(80)	84,376	211,714	(60)
General and administrative	261,681	354,027	(26)	417,505	469,887	(11)
Product development	103,331	84,196	23	225,406	143,896	57
Professional fees	28,970	19,108	52	69,313	101,518	(32)
Interest expenses	2,649,313	696,293	280	3,131,674	2,400,713	30
Other income	-	-	-	(39,900)	-	100
Net Loss	$3,085,109	$1,361,958	127	$3,888,374	$3,327,728	17

General and administrative expenses were $417,505 for the six month period ended June 30, 2012 as compared with $469,887 for the same period in the prior year.  The decrease of $52,382 for the three month period can be attributed primarily to a decrease in stock-based compensation of approximately $217,000, which was offset with an increase in consulting fees related to investor relations and preparation of product launch of approximately $132,000.

Market development costs were $84,376 for the six month period ended June 30, 2012 as compared with $211,714 for the same period in the previous year. The costs incurred during 2012 substantially relate to fees paid for such services whereas the higher costs of approximately $208,000 in 2011 related to the Company retaining a public relations and communications firm for the launch of its HeC product line.

Product development costs were $225,406 for the six month period ended June 30, 2012 as compared with $143,896 for the same period in the previous year. The increase is primarily twofold:

1.	during the six month period ended June 2012 as compared to the same period in 2011, the Company had increased the size and service level of its development team.
2.	the Company spent approximately $20,000 more on purchases in connection with new product development.

Professional fees were $69,313 for the six month period ended June 30, 2012 as compared with $101,518 for the same period in the previous year. The decrease can be substantially attributed to stock options being granted and modified during the six months ended June 30, 2011 as follows:
▪	On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant.
▪	Also on March 6, 2011, 200,000 stock options granted to a consultant on July 1, 2011, were modified to vest immediately and have a reduction in exercise price from $0.25 to $0.10 per share.

These two transactions resulted in stock based compensation of approximately $43,000 being recognized during the three months ended June 30, 2011.

Interest expense was $3,131,674 for the six month period ended June 30, 2012 as compared with $2,400,713 for the same period in the prior year.

Interest expense was from the following sources for the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Interest expense incurred on promissory notes	$253,194	$263,770
Interest expense incurred on lines of credit	178,034	69,073
Imputed interest on zero interest loans	83,163	91,828
Stock options granted for promissory notes	2,616,602	1,973,467
Other	681	2,575
Total	$3,131,674	$2,400,713

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from June 30, 2011 to June 30, 2012.

Interest on Lines of Credit
As at June 30, 2011, the Company had borrowed an additional $1,800,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to June 30, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the six month period ended June 30, 2012.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the six months ended June 30, 2012 and the same periods ended June 30, 2011.

Stock Based Compensation

During the six months ended June 30, 2011:

1.	The Company granted 50 million options to two creditors and modified the terms on an existing 10 million stock options to one of those creditors.
2.
On January 3, 2011, the Company was granted an increase in its line of credit borrowing limit from $1,000,000 to $2,000,000.  In exchange for providing the increased borrowing limit, the Creditor granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015. The fair value of these options, as calculated using the Black-Scholes model was $995,065

3.
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

4.
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

5.
The Company borrowed $500,000 for the sales and marketing program against the $2.5M line of credit. As a result of this borrowing, 4,000,000 stock options vested during the three months ended June 30, 2011. These four million stock options had a calculated fair value of $479,765 using the Black-Scholes model.

During the six months ended June 30, 2012:

1.	On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified as follows:
a.	All stock options remaining unvested were immediately vested
b.	The exercise price was reduced from $0.125 per share to $0.07 per share
c.	The compensation expense related to the vesting of the options was $1,252,386 and related to the medication of stock options was $1,280.

2.
Furthermore, on June 27, 2012, the Company granted the Chairman 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The compensation expense related to these stock options was $1,130,988.

3.
On June 27, 2012, the 1,000,000 stock options issued to an officer of the Company on May 4, 2011 were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification resulted in an insignificant change in compensation expense.

4.
On June 27, 2012, the 100,000 stock options issued to a consultant on May 4, 2011, were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification resulted in an insignificant change in compensation expense.

5.
On June 27, 2012, the Company granted 700,000 to five consultants with exercise prices of $0.07 per share, expiring on June 27, 2017. Of the 700,000 stock options, 500,000 stock options vest on the grant date and 200,000 have the following vesting terms:

a.	100,000 vest on May 28, 2013; and
b.	100,000 vest on May 29, 2014

Liquidity and Capital Resources

Working Capital
	June 30, 2012	December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$15,885	$14,617	9%
Current Liabilities	12,150,826	10,997,679	10%
Working Capital Deficit	$(12,134,941)	$(10,983,062)	10%

Current Assets

The Company’s current assets as at June 30, 2012 and December 31, 2011 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $12,150,826 as at June 30, 2012 as compared to $10,997,679 as at December 31, 2011. Current liabilities were as follows:

	June 30, 2012	December 31, 2011	Change $	Change %
Accounts payable and accrued liabilities	$813,609	$867,972	$(54,363)	(6)%
Interest payable	2,176,980	1,930,695	246,285	13%
Advances payable	105,527	100,527	5,000	5%
Lines of credit to related parties	3,768,391	2,812,166	956,225	34%
Promissory notes payable to related parties	2,861,966	2,861,966	0	0%
Promissory notes payable	2,424,353	2,424,353	0	0%
Total current liabilities	$12,150,826	$10,997,679	$1,153,147	(10) %

The increase in interest payable of $246,285 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables, advances payable and promissory notes payable occurred as part of operations. The Company did settle accounts payable of approximately $54,000 during the 6 months ended June 30, 2012.

The increase in the lines of credit payable of $956,225 is attributable to borrowings of

-	$778,191 to fund operations, product development activities, overhead and its sales and marketing program.
-	$178,034 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows used in Operating Activities	$(784,157)	$(1,064,541)
Cash Flows provided by (used in) Investing Activities	-	-
Cash Flows provided by Financing Activities	778,192	1,067,655
Net (decrease) increase in Cash During Period	$(5,965)	$3,114

Cash Balances and Working Capital

As of June 30, 2012, the Company’s cash balance was $5,037 compared to $11,002 as of December 31, 2011.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six month period ended June 30, 2012 was $784,157 in comparison with $1,064,541 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Market Development Activities	$84,000	$500,000
Product Development Consulting and Expenses	188,000	143,000
Professional Fees	69,000	56,000
Employee Wages	84,000	88,000
Travel and Trade Shows	78,000	57,000
Consulting	132,000	-
Compensation	95,000	-
Extinguishment of Payables	54,000	-
Other	157	220,541
Cash used in Operations	$784,157	$1,064,541

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2012 was $778,192 in comparison with $1,067,655 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2012 and 2011 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of June 30, 2012, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Current Liabilities	$12,150,826	$12,150,826	$-	$-	$-
Premises Lease	9,400	9,400	-	-	-
Other	-	-	-	-	-
	$12,160,226	$12,160,226	$-	$-	$-

As at June 30, 2012, the Company has borrowed $12,150,826. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it expects to commercially launch its HeC product during this period.

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

2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the six month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

No changes from the period beginning April 1, 2012 to the date of this 10Q.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2012, the Company had promissory notes payable and related interest payable, totalling $7,463,299 in default.

ITEM 5.          OTHER INFORMATION.

On May 17, 2012, persons holding a majority of our outstanding shares of common stock (50.79%) consented to an amendment to our articles of incorporation increasing our authorized shares of common stock from 350,000,000 shares to 500,000,000 shares, par value of $0.001 per share and creating a class of 500,000,000 preferred shares with a par value of $0.001 per share. The terms of the preferred shares are to be set by the board of directors. Amended articles of incorporation were filed with the Nevada Secretary of State reflecting the foregoing on July 5, 2012. A Form 8K reflecting the foregoing was not filed with the SEC (item 5.07).

ITEM 6.          EXHIBITS.

The following Exhibits are attached hereto:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2012.

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