Form 10-Q/A
period 2012-06-30
ALR TECHNOLOGIES INC.
filed 2012-09-13
CIK 1087022

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of ALR Technologies, Inc. for the period ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2012.

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