Form 10-Q
period 2012-09-30
ALR TECHNOLOGIES INC.
filed 2012-11-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 233,977,909 as of November 14, 2012.

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	September 30	December 31
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,774	$11,002
Prepaid expenses and deposits	35,886	3,615
Total Assets	$48,660	$14,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$917,634	$867,972
Interest payable	1,443,130	1,930,695
Advances payable	105,527	100,527
Lines of credit to related parties	4,150,220	2,812,166
Related parties promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	11,902,830	10,997,679

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 500,000,000 shares (2011 – 350,000,000) of common stock with a par value of $0.001 per share. 500,000,000 shares (2011 – none) of preferred stock with a par value of $0.001 per share.

Shares issued and outstanding: 233,977,909 shares of common stock (2011 – 213,977,909 shares of common stock). No preferred stock were issued and outstanding.	233,977	213,977
Additional paid-in capital	30,125,124	26,335,026
Accumulated deficit	(42,213,271)	(37,532,065)
Total Stockholders’ Deficit	(11,854,170)	(10,983,062)
Total Liabilities and Stockholders’ Deficit	$48,658	$14,617

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Nine months Ended		(Inception)
	September 30		September 30		to September 30,
	2012	2011	2012	2011	2012
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Loss	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	155,049	421,801	239,425	633,515	897,940
Selling, general and administration	199,810	145,565	617,315	615,452	13,139,469
Product development	142,744	77,031	368,150	220,927	3,792,165
Professional fees	22,937	21,379	92,250	122,897	1,982,655
Total Operating Expenses	520,540	665,776	1,317,140	1,592,791	19,864,923
Operating Loss	(520,540)	(665,776)	(1,317,140)	(1,592,791)	(20,195,631)
Other Expenses (Income)
Interest	272,292	375,425	3,403,966	2,776,138	21,714,793
Loss on write-off equipment	-	-	-	-	36,623
Other expenses (income)	-	-	(39,900)	-	266,224
Total Other Expenses	272,292	375,425	3,364,066	2,776,138	22,017,640

Net Loss	$(792,832)	$(1,041,201)	$(4,681,206)	$(4,368,929)	$(42,213,271)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding, - basic and diluted	224,087,799	213,977,909	217,347,872	213,977,909

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Nine months Ended		(Inception)
	September 30		to September 30,
	2012	2011	2012
OPERATING ACIVITIES
Net loss	$(4,681,206)	$(4,368,929)	$(42,213,271)
Depreciation	-		52,694
Loss on disposal of equipment	-	-	36,623
Stock-based compensation-development costs	1,749	-	530,367
Stock-based compensation-interest expenses	2,616,602	2,111,645	10,569,679
Stock-based compensation- selling, general and administration	46,591	230,877	3,270,407
Stock-based compensation-professional	20,989	-	65,804
Other non-cash items included in net loss	-	43,786	304,226
Unpaid interest expense on line of credit	286,738	-	535,691
Non-cash imputed interest expenses	124,167	136,199	3,121,995
Equity instruments issued to settle liabilities	-	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(32,269)	-	(35,884)
Increase (decrease) in accounts payable and accrued liabilities	49,662	(8,285)	1,430,114
Increase (decrease) in advances payable	5,000	(3,892)	3,151,985
Increase in interest payable	372,680	379,176	4,105,950

Net cash used in operating activities	(1,189,297)	(1,476,423)	(15,073,620)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit and bank loans	1,191,069	1,485,745	3,755,064
Proceeds from issuance of promissory notes payable	-	-	11,290,394
Net cash provided by financing activities	1,191,069	1,485,745	15,129,472
Net increase (decrease) in cash	1,772	9,322	12,774
Cash, beginning of period	11,002	1,829	-
Cash, end of period	$12,774	$11,151	$12,774
Supplemental information:
Cash paid for interest expenses	$-	-	1,599,792
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on line of credit financing	$-	1,493,702	1,493,702
Interest expense incurred in connection with options granted in exchange for receiving line of credit financing	$2,616,601	914,491	9,075,977
Options exercised for reduction in advances payable	$-	45,000	45,000
Accrued interest payable extinguished through the issuance of shares	$860,245	-	860,245
Accrued interest on line of credit extinguished through the issuance of shares	$139,755	-	139,755

See accompanying notes to the condensed consolidated financial statements.

Index

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the nine month period ended September 30, 2012 and 2011 of $4,681,206 and $4,368,929 respectively. In addition, losses incurred for the years ended December 31, 2011 and 2010 were $5,276,669 and $2,075,128, respectively. As of September 30, 2012, the Company is currently unable to self-finance its operations, has a working capital deficit of $12,134,941 ($10,983,062 at December 31, 2011), an accumulated stockholders’ deficit of $11,854,170 ($10,983,062 at December 31, 2011), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $11,902,830 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facility with available borrowing up to $4.5 million (As of September 30, 2012 the total balance outstanding was $4,150,220). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional capital from the sources described above, or that the lender of the line of credit arrangement will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will not be able to continue operations.

Index

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

2.     Significant Accounting Policies

The unaudited condensed consolidated balance sheet as of September 30, 2012, which was derived from unaudited condensed financial statements, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the nine month period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Index

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

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

2.     Significant Accounting Policies: (continued)

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2012 and December 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

f)     Loss per share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the nine month periods ended September 30, 2012 and 2011. Diluted loss per share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive equivalent shares outstanding during the period. Equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common shares when the effect would be anti-dilutive.

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

Index

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

Index

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

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	505,568
Transfer of balance to accounts payable	(1,167)
Balance, December 31, 2011	1,930,695
Interest incurred on promissory notes payable	379,179
Repayment	(866,744)
Balance, September 30, 2012	$1,443,130

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

Interest payable is to the following:

	September 30	December 31
	2012	2011
Relatives of directors	$510,342	$1,140,916
Non-related parties	932,788	789,779
	$1,443,130	$1,930,695

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)     Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances reclassified as accounts payable	(64,259)
Advances repaid from proceeds of line of credit	(283,492)
Balance, December 31, 2011	$100,527
Advances accrued	5,000
Balance, September 30, 2012	$105,527

Advances payable are to the following:

	September 30	December 31
	2012	2011
Advances payable to:
Companies controlled by directors	$65,527	$65,527
Current and former directors	40,000	35,000
	$105,527	$100,527

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)     Promissory notes payable to related parties

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2011 and September 30, 2012	$2,424,353

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of September 30, 2012.

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

Promissory notes payable are to the following:

Relatives of Directors		September 30, 2012	December 31, 2011

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

d)	Promissory notes payable to unrelated lenders

Balance, December 31, 2010	$2,413,368
Increase in promissory note payable	10,985
Balance, December 31, 2011 and September 30, 2012	$2,424,353

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

Unrelated Lenders		September 30, 2012	December 31, 2011

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

e)     Interest expense

During the nine months ended September 30, 2012, the Company incurred interest expense of $3,403,966 (2011: $2,776,160) substantially as follows:

-	$379,179 (2011: $379,176) incurred on promissory notes payables as shown in note 3(c);
-	$284,018 (2011: $132,054) incurred on lines of credit payable
-
$124,167 (2011: $136,199) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$2,616,602 (2011: $2,128,709) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.     Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$ 1,755,060	$ 171,282	$ 1,926,343	General Security over Assets	Sales and Marketing Program
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 223,877	$ 2,223,877	General Security over Assets	Operations, Product Development
Total				$ 3,755,060	$ 395,159	$ 4,150,220

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

On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against accrued interest due and payable to the creditor on promissory notes and a line of credit. As a result of this exercise of stock options, the Company issued 20,000,000 shares of common stock.

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)     Stock options

During the nine months ended September 30, 2012:

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

Furthermore, on June 27, 2012, the Company granted the Chairman an additional 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The compensation expense related to these stock options was $1,130,988.

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

As a result of this grant, the Company incurred $36,730 of stock-based compensation expense which was allocated on the Condensed Consolidated Statements of Operations a i) 13,992 to general & administrative ii) 20,989 to market development and iii) $1,749 to development.

On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against accrued interest due and payable to the creditor on promissory notes and a line of credit.

On August 20, 2012, the Company granted 500,000 stock options to two newly appointed directors of the Company with an exercise price of $0.06 per share and expiry date on August 16, 2017 and vesting immediately upon the grant date. The compensation expense related to these stock options was $29,975.

Index

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

Index

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

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	62,800,000	$0.08	13,555,000	$0.13
Granted	16,950,000	0.07	51,350,000	0.08
Exercised	(20,000,000)	(0.05)	(450,00)	(0.10)
Expired	-	$-	(1,655,000)	$(0.25)

Outstanding, end of period	59,750,000	$0.07	62,800,000	$0.08

Exercisable, end of period	59,550,000	$0.06	50,424,488	$0.07

The options outstanding at September 30, 2012 and December 31, 2012 were as follows:

	September 30, 2012			December 31, 2011
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	$0.02	20,000,000	$0.05	$0.03
March 31, 2015	1,200,000	$0.25	$-	1,200,000	$0.25	$-
November 29, 2015	-	$-	$-	20,000,000	$0.05	$0.03
March 6, 2016	35,750,000	$0.07	$-	20,000,000	$0.13	$-
May 4, 2016	1,000,000	$0.07	$-	1,000,000	$0.20	$-
May 23, 2016	100,000	$0.07	$-	100,000	$0.20	$-
May 27. 2017	700,000	$0.07	$-	-	$-	$-
May 31, 2017	500,000	$0.25	$-	500,000	$0.25	$-
August 16, 2017	500,000	$0.06	$0.01	-	$-	-
Total	59,750,000	$0.07		62,800,000	$0.08
Weighted Average Remaining Contractual Life	3.08			3.78

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.07 (December 31, 2011: $0.08) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on September 30, 2012. As of September 30, 2012, 2,500,000 (December 31, 2011: 40,000,000) of the stock options outstanding were in-the-money.

Index

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
(Unaudited)

5.     Capital Stock (continued)

c)     Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2012	December 31, 2011

Risk-free interest rate	2.52%	2.77%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	297%	308%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2012 was $0.07 (2011: $0.07).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Market development
Unrelated parties	$-	$-	$20,989	$-
Interest expense:
Related parties	-	141,178	2,616,601	2,114,645
Product development fees
Unrelated parties	-	-	1,749	43,785
Professional fees:
Unrelated parties	-	-	-	20,989
General and administrative:
Unrelated parties		-	13,992
Related parties	32,599	-	46,591	209,888

Index

ALR TECHNOLOGIES INC. AND SUBSIDIARY
Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.     Contingencies

Accounts payable and accrued liabilities as of September 30, 2012 include $180,666 (December 31, 2011 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.     Related Party Transactions

Related party transactions included the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Development costs:
Consulting services rendered by an individual whom is a director and officer of the Company	$15,000	$15,000	$45,000	$45,000

Interest expense:
Promissory notes issued to relatives of the Chairman	76,557	76,847	229,670	157,238
Lines of credit from Chairman and relatives of Chairman	108,707	41,284	286,740	69,073
Stock options granted to relatives of directors	-	479,765	2,384,654	479,765

Selling, general and administration:
Consulting services rendered by an individual whom is a director and officer of the Company	47,400	47,400	142,200	142,200

Index

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

Index

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

Index

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of September 30, 2012.

At September 30, 2012, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Index

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

Index

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

Index

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

Index

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

On June 27, 2012, the Company granted 700,000 stock options to five consultants with exercise prices of $0.07 per share, expiring on June 27, 2017. Of the 700,000 stock options, 500,000 stock options vest on the grant date and 200,000 have the following vesting terms: 100,000 vest on May 28, 2013 and 100,000 vest on May 29, 2014. The stock options and the respective amounts were granted to the following individuals:
•	Viper Enterprises LLC 200,000
•	Ms. Michelle Gillespie 100,000
•	Ms. Jenifer Wagner 100,000
•	Ms. Sarah Cox 100,000
•	Mr. Glen Reyes 200,000

On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against accrued interest due and payable to the creditor on promissory notes and a line of credit.

On August 20, 2012, the Company granted 500,000 stock options to two newly appointed directors of the Company with an exercise price of $0.06 per share and expiry date on August 16, 2017 and vesting immediately upon the grant date:
•	Mr. Alfonso Salas 250,000
•	Mr. Kenneth Robulak 250,000

Description of Business

ALR Technologies is a leader in the emerging field of Chronic Disease Management utilizing in-home, patient-focused technology. ALR Technologies products utilize internet based technologies to facilitate health care providers the ability to monitor their patient’s health and ensure adherence to health maintenance activities.

Index

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2012 and 2011, which have been prepared in accordance with GAAP.

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

Index

Consolidated Results of Operations
	Three Months Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2012	2011	Increase /	2012	2011	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	-	$-	$-	-
Cost of Sales
Market development	155,049	421,801	(63)	239,425	633,515	(62)
General and administrative	199,810	145,565	37	617,315	615,452	(0)
Product development	142,744	77,031	85	368,150	220,927	67
Professional fees	22,937	21,379	7	92,250	122,897	(25)
Interest expenses	272,292	375,425	(27)	3,403,966	2,776,138	23
Other income	-	-	-	(39,900)	-	-
Net Loss	$792,832	$1,041,201	(43)	$4,681,206	$4,368,929	7

General and administrative expenses were $617,315 for the nine month period ended September 30, 2012 as compared with $615,452 for the same period in the prior year, which is an insignificant change.

Market development costs were $239,425 for the nine month period ended September 30, 2012 as compared with $633,515 for the same period in the previous year. The costs incurred during 2012 substantially relate to fees paid for such services whereas the higher costs of approximately $208,000 in 2011 related to the Company retaining a public relations and communications firm for the launch of its HeC product line.

Product development costs were $368,150 for the nine month period ended September 30, 2012 as compared with $220,927 for the same period in the previous year. The increase is primarily two fold:
1.	the Company increased the size and service level of its development team; and
2.	the Company spent approximately $20,000 more on purchases in connection with new product development.

Professional fees were $92,250 for the nine month period ended September 30, 2012 as compared with $122,987 for the same period in the previous year. The decrease can be substantially attributed to stock options being granted and modified during the nine months ended September 30, 2011 as follows:
▪	On March 6, 2011, the Company granted 250,000 stock options to a consultant. The stock options were exercisable at $0.10 per share for five years from the date of grant.
▪	Also on March 6, 2011, 200,000 stock options granted to a consultant on July 1, 2011, were modified to vest immediately and have a reduction in exercise price from $0.25 to $0.10 per share.

These two transactions resulted in stock based compensation of approximately $43,000 being recognized during the nine months ended September 30, 2011.

Interest expense was $3,403,966 for the nine month period ended September 30, 2012 as compared with $2,776,138 for the same period in the prior year.

Interest expense was from the following sources for the nine months ended September 30, 2012 and 2011:
	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Interest expense incurred on promissory notes	$375,679	$379,176
Interest expense incurred on lines of credit	286,741	132,054
Imputed interest on zero interest loans	124,167	136,199
Stock options granted for promissory notes	2,616,602	2,128,709
Other	777	-
Total	$3,403,966	$2,776,138

Index

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from September 30, 2011 to September 30, 2012.

Interest on Lines of Credit
As at September 30, 2011, the Company had borrowed an additional $1,800,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to September 30, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the nine month period ended September 30, 2012.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the nine months ended September 30, 2012 and the same period ended September 30, 2011.

Stock Based Compensation

During the nine months ended September 30, 2011:

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

6.
The Company borrowed $147,000 for the sales and marketing program from the $2.5M line of credit. As a result of this borrowing, approximately 1,177,000 stock options vested during the three months ended September 30, 2011. These 1,177,000 stock options had a calculated fair value of $141,178 using the Black-Scholes model.

Index

During the nine months ended September 30, 2012:

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

6.
On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against accrued interest due and payable to the creditor on promissory notes and a line of credit.

7.
On August 20, 2012, the Company granted 500,000 stock options to two newly appointed directors of the Company with an exercise price of $0.06 per share and expiry date on August 16, 2017 and vesting immediately upon the grant date.

Liquidity and Capital Resources

Working Capital
	September 30, 2012	December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$48,660	$14,617	233%
Current Liabilities	11,902,830	10,997,679	8%
Working Capital Deficit	$(11,854,170)	$(10,983,062)	(8)%

Current Assets

The Company’s current assets as at September 30, 2012 and December 31, 2011 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $11,902,830 as at September 30, 2012 as compared to $10,997,679 as at December 31, 2011. Current liabilities were as follows:

Index

	September 30, 2012	December 31, 2011	Change $	Change %
Accounts payable and accrued liabilities	$917,634	$867,972	$49,662	5%
Interest payable	1,443,130	1,930,695	(487,565)	(25)%
Advances payable	105,527	100,527	5,000	5%
Lines of credit to related parties	4,150,220	2,812,166	1,338,054	48%
Promissory notes payable to related parties	2,861,966	2,861,966	0	0%
Promissory notes payable	2,424,353	2,424,353	0	0%
Total current liabilities	$11,902,830	$10,997,679	$905,151	8%

The decrease in interest payable of $487,565 is a result of the Company offsetting the exercise 20,000,000 stock options held by a creditor of the Company. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of $1,338,054 is attributable to borrowings of
-	$1,191,069 to fund operations, product development activities, overhead and its sales and marketing program.
-	$146,985 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash Flows used in Operating Activities	$(1,189,297)	$(1,476,423)
Cash Flows provided by (used in) Investing Activities	-	-
Cash Flows provided by Financing Activities	1,191,069	1,485,745
Net (decrease) increase in Cash During Period	$1,722	$9,322

Cash Balances and Working Capital

As of September 30, 2012, the Company’s cash balance was $12,774 compared to $11,002 as of December 31, 2011.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine month period ended September 30, 2012 was $1,189,297 in comparison with $1,476,423 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Market Development Activities	$104,000	$647,000
Product Development Consulting and Expenses	299,000	220,000
Professional Fees	132,000	79,000
Employee Wages	117,000	130,000
Travel and Trade Shows	62,000	85,000
Consulting	209,000	-
Compensation	142,000	142,000
Extinguishment of Payables	124,000	-
Other	297	173,423
Cash used in Operations	$1,189,297	$1,476,423

Index

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine month period ended September 30, 2012 was $1,191,069 in comparison with $1,485,745 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2012 and 2011 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of September 30, 2012, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:
	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Current Liabilities	$11,893,430	$12,150,826	$-	$-	$-
Premises Lease	9,400	9,400	-	-	-
Other	-	-	-	-	-
	$11,902,830	$12,160,226	$-	$-	$-

As at September 30, 2012, the Company has borrowed $11,902,830. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it expects to commercially launch its HeC product during this period.

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

Index

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

2)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the nine month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Incorporated by reference from our Form 10-K filed with the SEC on April 2, 2012.

ITEM 1A.   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2012, the Company had promissory notes payable and related interest payable, totalling $6,740,763 in default.

ITEM 5.      OTHER INFORMATION.

On August 21, 2012, Sidney Chan, Lawrence Weinstein, Dr. Alfonso Salas and Kenneth Robulak were elected to the board of directors by the consent of holders of a majority of our outstanding shares of common stock. 117,998,482 voted in favor of their election. At the time of the election, there were 233,977,909 shares of common stock outstanding. There were no votes against the election of the foregoing and there were no abstentions.

Index

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2012.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

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