Form 10-K
period 2012-12-31
ALR TECHNOLOGIES INC.
filed 2013-04-01
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 2013: $8,276,727.

At March 28, 2013 236,477,909 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS

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

On July 31, 2000, the Company sold all of its shares of ALR. From that point onward, the Company focused on developing its own technology, products and performed its own marketing.

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.

In late 2011, the Company relocated its headquarters to Richmond, Virginia.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Health-e-Connect (“HeC”) System. With these key achievements and a successful clinical trial under its belt, the Company began implementing its commercialization strategy in late 2012.

Products

ALR Technologies products utilize internet based technologies to facilitate health care providers ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The ALRT Health-e-Connect System has been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet based glucose monitoring system is an effective way of improving glucose control compared to conventional care.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

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

As a result, medical costs due to diabetes and its complications are enormous. In the United States, such costs are estimated to be over $245 billion a year. In Canada, where it is estimated there are 2 million people with diabetes, healthcare costs associated with diabetes is estimated to be $13.2 billion annually.

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

The Company’s Health-e-Connect System for diabetes management provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning of the patients.

The Health-e-Connect System and the Company’s universal upload cable, are compatible with the majority of glucose meters available for sale in the United States. Once development and testing is completed, the universal cable will be offered to customers who’ve adopted the Health-e-Connect System.

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System. The trial showed A1c dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s Health-e-Connect System as part of a diabetes management program.  The A1c test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients.  According to Center for Disease Control and Prevention, “In general, every percentage drop in A1c blood test results (e.g. from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%.”The trial served as the basis for an article titled “Effect of Internet Therapeutic Intervention on A1c Levels in Patients with Type 2 Diabetes Treated with Insulin” was published in the August 2010 Diabetes Care publication.

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12 month study using Health-e-Connect System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction.”

On October 17, 2011, the Company announced that it had received Section 510(k) clearance from the U.S. Food and Drug Administration (FDA) for its Health-e-Connect System for remote monitoring of patients in support of effective diabetes management problems. The Section 510(k) clearance enables the Company to commence with the United States marketing and sales launch of its Health-e-Connect System.

Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Health-e-Connect System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

On March 13, 2013, the Company announced its partnership with the Mid-America Coalition on Health Care (MACHC). Under the partnership, the MACHC will introduce and offer pilot participation of ALRT’s Health-e-Connect Diabetes Management Program to their membership. The Mid-American Coalition is the second oldest business related health care coalition in the U.S. and consists of 67 member organizations representing more than 500,000 employees in the Greater Kansas City area. The goal of the partnership is to assist their multi-stakeholder membership, some of which are the largest employers in the Kansas City area, better manage and reduce the costs for their employees living with diabetes.

Potential Benefits of ALRT Health-e-Connect System

Users of the ALRT Health-e-Connect System can realize many benefits.  Patients can expect:

•	More timely health care provider attention and action to existing or developing health conditions.
•	Maximization of benefits from health management activities and medication.
•	Improved health outlook.

Health care providers can expect:

•	Better understanding of factors that affect patient condition and efficacy of prescribed health management program.
•	Increased ability to influence patient compliance behavior.
•	Higher reimbursements resulting from better documentation of post-consultation health care services

Insurers and Health Management Companies also benefit when their health care providers or patients use the ALRT Health-e-Connect System from:

•	Reduced number of claims and claims amounts for redundant or ineffective health management activities and medication.
•	Ability to base co-pay amount or premium amount on level of compliance.

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

With a specific focus on diabetes treatment plans, a recent study from the Temple University School of Pharmacy indicates that the U.S. could save over $9 billion annually by improving patient adherence. Currently, there is very little oversight around the buying, selling and appropriate use of diabetes self-glucose testing supplies. Attempts at oversight are fragmented, primarily paper-based, and rely on unverifiable patient reporting

We believe the Health-e-Connect System can provide solutions to overcome these obstacles and potentially save the United States billions of dollars while providing improved healthcare levels, as measured by A1c, for its citizens.

Furthermore, recent reports from the U.S. Department of Health and Human Services, Office of Inspector General, indicate the loss of nearly $245 million annually from a Medicare diabetes program attributed to poor documentation around the utilization of diabetes self-testing supplies. These statistics do not account for losses incurred by Medicaid or private payers. Improving accountability around diabetes self-glucose testing supplies alone could save the U.S. healthcare delivery system billions of dollars over the next five years.

We feel that policies requiring electronic verification of test supply utilization prior to providing refills of test strips, will improve accountability. The Health-e-Connect System has the capability to monitor and document the results of testing to verify that accountability.

Reimbursement for Health Professionals

The Company continues to work to obtain confirmation that Health-e-Connect System will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough as physicians will be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing its Health-e-Connect System for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients’ health benefit plans as well as to health plan payers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

The Company is first targeting customers located in United States because of the large market potential but will also seek to obtain regulatory clearance and establish selling operations/agreements for sales and distribution in Canada, Europe, Australia and selected countries in Asia and South America.

During 2011, the Company received FDA clearance and in 2012 achieved HIPAA compliance. With these key regulatory milestones, in addition to a successful clinical trial, the Company began to implement its commercialization strategy in late 2012.

Since receiving section 510(k) clearance from the FDA for the Health-e-Connect System, the Company has been working to communicate the benefits of the Health-e-Connect System to healthcare officials and industry leaders. In late 2011, the Company relocated its headquarters to Richmond, Virginia.

    Our commercialization strategy is built upon three emerging trends in the healthcare marketplace:

1.
Diabetes prevalence is exploding in the United States and worldwide. Technologies and services that can assist patients, providers, caregivers and healthcare payers in better addressing diabetes care will be in high demand;

2.
The patient load of primary care physicians in the United States will increase dramatically with the new healthcare law, and these physicians will require support from new technologies as well as assistance from care managers, family members and others in order to provide quality care. A new primary care model will emerge which will take advantage of new technologies; and\

3.
Healthcare payers in the United States and worldwide will aggressively adopt technologies and services that will improve quality and lower costs of chronic diseases. In the highly competitive U.S. market, major healthcare plans have shown particularly strong interest in remote monitoring platforms that can accomplish these quality and cost goals.

Therefore, our commercialization strategy is designed to capitalize on these important market trends and to provide a technology and service that will improve the quality of care and lower the costs of care for diabetes patients. Our primary goal is to begin securing revenue-generating customers in the commercial marketplace.  In order to achieve this goal, the Company has performed the following:

1.	retained key personnel who have experience in marketing to our key customer segments, such as health plans, and key executives who understand the care needs of diabetes patients;

2.
developed pricing models for the various customer segments, including risk sharing pricing arrangements for health plans, which then may reward the Company for its success in improving quality lowering costs; and

3.	increased its sales efforts by aggressively meeting with key customer targets on a regular basis.

On March 13, 2013, the Company announced its partnership with the Mid-America Coalition on Health Care (MACHC). Under the partnership, the MACHC will introduce and offer pilot participation of ALRT’s Health-e-Connect Diabetes Management Program to their membership.

Other Products

The Company’s main product is the Health-e-Connect System. The Company has discontinued its old product lines.

Selling Activities

We have retained key personnel with experience in marketing to our key customer segments, such as health plans, and key executives who understand the care needs of diabetes patients. The Company is actively seeking alliances with health care organizations that act as catalysts to effect positive change for containing health care costs and improving health outcomes. We will work with these types of organizations to introduce the Health-e-Connect System to their network and seek to start significant pilot project s that will lead to revenue generating arrangements.

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

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Health-e-Connect System does with the potential cost efficiencies.

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

Employees

The Company has one full-time employee, who is an Officer and Director of the Company. The Company has an additional 18 personnel under independent contractor and consulting arrangements. The employee and consultants of the Company have contracts which outline their roles and responsibilities as either employee or independent contractor, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

Recent Developments

On January 3, 2011, the Company entered into an agreement with Christine Kan to amend the original agreement for additional financing through its existing line of credit borrowing arrangement. Ms. Kan has granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. In exchange for providing the increased borrowing limit,

•	Ms. Kan has been granted the option to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share expiring November 29, 2015.
•
A second modification of the terms of the option to acquire 10,000,000 shares of common stock previously granted to Ms. Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

-	Increased the option to acquire common shares from 10,000,000 to 20,000,000
-	Reduced the exercise price option from $0.10 per share to $0.05 per share.

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan was been granted the option to acquire 20,000,000 shares of common stock of the Company exercisable at $0.125 per share, expiring March 5, 2016. The option was to become exercisable on the basis of eight options for each one dollar borrowed under the line of credit to meet the costs of a sales and marketing program. On October 24, 2011, the March 6, 2011 agreement was amended to allow the Company to borrow the remaining funds available for general corporate matters. On June 27, 2012, the option to acquire 20,000,000 shares of common stock granted on March 6, 2011 was modified so that the portion of the option unvested was immediately to vest and the exercise price of that option was reduced from $0.125 per share to $0.07 per share, and subsequently to $0.05 per share on December 28, 2012. Also, on June 27, 2012, the Company granted the Mr. Chan the option to acquire an additional 15,750,000 shares of common stock with an exercise price of $0.07 per share, expiry date on March 6, 2016, and subsequently reduced to $0.05 per share on December 28, 2012.

Also on March 6, 2011, the Company granted the option to Mr. Peter Stafford to acquire 250,000 shares of common stock of the Company at $0.10 per share for a term of five years. Furthermore, a stock option to acquire 200,000 shares of common stock previously granted to Mr. Steven Brassard on July 1, 2010, was modified as follows:

•	the option was vested immediately; and
•	the exercise price per share was reduced from $0.25 per share to $0.10 per share.

The foregoing options have been exercised.

On May 4, 2011, the Company granted a stock option to Mr. Larry Weinstein, our President, to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.20 per share for a term of five years from the date of grant. .

On May 24, 2011, the Company granted the option to acquire 100,000 shares of common stock of the Company at $0.20 per share for a term of five years to Mr. Kenneth Robulak. The options are exercisable at $0.20 per share for five years from the date of grant.

On October 12, 2011, the Company announced that it had modified its by-laws to allow the Board of Directors to appoint Directors to any empty seats. Also on October 12, 2011, the Company announced that it had set aside 10,000,000 common shares (to be issued directly or upon the exercise incentive stock options) to allocate to individuals joining the Company in the future, such as future directors, consultants and members of management. The shares will be issued to such persons, at such price or prices as determined by the Board of Directors, or a Committee thereof duly authorized by the Board.

On October 17, 2011, the Company announced that it had received Section 510(k) clearance from the U.S. Food and Drug Administration for the Health-e-Connect System for remote monitoring of patients in support of effective diabetes management problems.

On November 1, 2011 the Company moved from its previous office at 3350 Riverwood Parkway, Suite 1900 Atlanta, Georgia 30339 to its new office at 7400 Beaufont Springs Drive Suite 300 Richmond, VA 23225.

On April 10, 2012, the Company’s board of directors approved an amendment to the Company’s bylaws to provide that action of shareholders may be taken without a meeting of shareholders provided that a record thereof is made in writing and signed by holders of a majority of the voting power of each class of our outstanding shares.

On August 21, 2012, the Company issued 20,000,000 restricted shares of common stock to Christine Kan in consideration of her forgiveness of an outstanding debt owed by the Company to her in the amount of $1,000,000.

Also on August 21, 2012, the Company appointed Mr. Kenneth Robulak and Dr. Alfonso Salas to the Board of Directors of the Company. Each individual was granted the option to acquire 250,000 shares of common stock at a price of $0.07 per share for a term of five years.

On December 28, 2012, the Board of Directors approved a proposal from Mr. Sidney Chan, whereby he will increase the borrowing limit under his existing line of credit with the Company from $2,500,000 to $4,000,000. Pursuant to the proposal, as approved by the Board, the Company will grant Mr. Chan the option to purchase 50,000,000 shares of common stock at a price of $0.03 per share, expiring on December 28, 2017 upon execution of the amendment to his credit agreement.

On December 28, 2012, the Company issued an option to Mr. William Smith to acquire 2,500,000 shares of our common stock at an exercise price of $0.03 per share to expire on December 28, 2017. The options were subsequently exercised. Effective December 28, 2012, Mr. Smith was appointed to the Board of Directors of the Company. Effective February 1, 2013, Mr. Smith was appointed as Director, Commercial Strategy and External Affairs. Prior to joining the Company in that capacity, Mr. Smith was a consultant to the Company as an employee of an arm’s length company.

On December 28, 2012, the Company issued an option to Mr. Lawrence Weinstein to acquire 1,000,000 shares of our common stock at an exercise price of $0.03 per share to expire on December 28, 2017.

On December 28, 2012, the Company issued an option to Sidney Chan, to acquire 64,250,000 shares of our common stock as follows:

•	50,000,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017; and,
•	14,250,000 shares of common stock at an exercise price of $0.05 per share to expire on December 28, 2017

On December 28, 2012, the Company reduced the exercise price for previously granted options from $0.07 per share to $0.05 per share, as follows:

Recipient	Number of Options
Mr. Andrew Klips	200,000
Mr. Alfonso Salas	250,000
Mr. Glen Reyes	200,000
Mr. Ken Robulak	350,000
Mr. Lawrence Weinstein	1,000,000
Mr. Sidney Chan	35,750,000
Total	37,750,000

On January 1, 2013, the Company appointed Mr. Jerome Hickey as Director of Sales and Marketing. On January 2, 2013, the Company issued an option to Jerome Hickey to acquire 1,000,000 shares of our common stock at an exercise price of $0.03 per share to expire on January 2, 2018. The options were subsequently exercised.

On January 28, 2013, the Company granted options, to various consultants of the Company, to acquire 2,300,000 shares of its common stock at an exercise price of $0.05 per share to expire on January 27, 2018, as follows:

Recipient	Number of Options
Mr. Kent Stoneking	500,000
Ms. Barbara Dubiel	300,000
Mr. Barrett D. Ehrlich	100,000
Mr. Andrew Klips	300,000
Mr. Steven Brassard	300,000
Mr. Mark Geoffrey Uy	200,000
Mr. Johnny Tlardera	200,000
Mr. John Lester Tolentino	200,000
Mr. Norbert Ricafranca	200,000
Total	2,300,000

On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012, whereby Mr. Chan agreed to make available to the Company a credit line equal to $2,500,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

None.

ITEM 3.          LEGAL PROCEEDINGS

Accounts payable and accrued liabilities as of December 31, 2012 include $177,810 (December 31, 2011 -$180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

Included in notes payable and accrued interest payable, are the following recognized liabilities relating which have involved legal proceedings:

1.
During 2009, the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth County North Carolina File Number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

As part of the Settlement Agreement Mr. Stan Cruitt, a Director of the Company at the time assigned unsecured advances payable by the Company totaling $425,000 with no stated terms of interest or repayment to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-           $300,000 repayable at a rate of $25,000 per month evidenced by a promissory note and
-           $125,000 repayable in whole by January 15, 2011.

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

2.
Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. As at December 31, 2012, the Company owed Mr. Link approximately $56,400.

3.
On December 14, 2010, Ms. Irene Ho demanded that we repay her promissory note. No amount has been repaid to date and no terms were renegotiated. As at December 31, 2012, the Company owed Ms. Ho $413,800.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:.

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2012	0.048	0.032
September 30, 2012	0.069	0.050
June 30, 2012	0.079	0.070
March 31, 2012	0.080	0.080
December 31, 2011	0.080	0.080
September 30, 2011	0.080	0.060
June 30, 2011	0.215	0.210
March 31, 2011	0.200	0.180

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2012, there were 236,477,909 common shares of the Company issued and outstanding.

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

Revenue

The Company did not generate any revenue in 2012 or 2011. For the past several years, the Company has been devoting its efforts to developing the Health-e-Connect System patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.  In October 2011, the Company announced that it had received FDA clearance to sell the Health-e-Connect System in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Health-e-Connect System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2012 fiscal year, the majority of the Company’s product development efforts were expended on:
•	Changing the Health-e-Connect System database structure to ensure HIPAA compliance
•	Enhancing the Health-e-Connect System glucose meter interface, including adding new compatible glucose meters
•	Providing new tutorials to continually improve the ease of use of the Health-e-Connect System.
•	Enhancing the display/graphs of patient data
•	Other general advances of the Health-e-Connect System in anticipation of an introduction to market during 2013, and
•	Continued development of the universal cable.

With the completion of the Health-e-Connect System, the Company is currently focusing its efforts on the commercial launch plans of the product and is currently conducting research activities for future attributes and applications for the Health-e-Connect System.

Product development and research costs were $691,744 in 2012 and $338,758 in 2011.

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

Although cash flow from sales of products and services are expected during 2013, there is no certainty of this, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the company’s debts. The Company has limited resources and is exploring un-established markets and methods for selling its products. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the nature of the Health-e-Connect, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long term success. For these reasons the Company has entered into an agreement with the Chairman to increase its line of credit facility with the Chairman to $4,000,000, as discussed in more detail below.

On January 3, 2011, the Company entered into an agreement with Christine Kan for additional financing through its existing line of credit borrowing arrangement. Ms. Kan granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. The Company owes Ms. Kan approximately $4,656,000 for outstanding promissory notes payable, line of credit arrangements and other debt obligations at December 31, 2012 (December 31, 2011 - $4,719,000).

On March 6, 2011, the Chairman of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for deployment of a sales and marketing program. Effective October 23, 2011, the agreement entered into with Sidney Chan was amended to allow the Company to use the remaining balance available on the $2,500,000 line of credit for general corporate purposes including marketing and advertising purposes.

As at December 31, 2012, the Company had available borrowing in excess of $400,000 and subsequently the Company has increased its available borrowing capacity to $1.9 million. Management believes this will provide the sufficient financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations and overhead. There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2012 were $12,497,723.

On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012, whereby Mr. Chan agreed to make available to the Company a credit line equal to $2,500,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

Management Compensation

During 2012, the Company’s three officers were all paid from the line of credit financing available.

-
Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself and his wife during the 2012 fiscal year.

-	Lawrence Weinstein, President, was paid $13,000 per month and was not owed any funds as of December 31, 2012
-
Jaroslav Tichy, the former Vice President of Technology (resigned in August 2012), earned $5,000 per month and received payments of $55,000 during the 2012 fiscal year. As at December 31, 2012, directly and indirectly, Mr. Tichy is owed a total of $101,000, all except for $5,000 relates to services performed in past years

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2012, the Company issued the following stock options to officers and directors:

-	To Dr. Alfonso Salas to acquire 250,000 shares for services provided at an exercise price of $0.07 per share, vesting immediately and to expire on August 16, 2017;
-	To Mr. Ken Robulak to acquire 250,000 shares for services provided at an exercise price of $0.07 per share, vesting immediately and to expire on August 16, 2017;
-	To Mr. Lawrence Weinstein to acquire 1,000,000 shares for services provided at an exercise price of $0.03 per share to expire on December 28, 2017; and
-	To Mr. Bill Smith to acquire 2,500,000 shares for services provided at an exercise price of $0.03 per share to expire on December 28, 2017.

All shares issued and stock options granted were recorded at their fair values.

Operating Issues

The Company has expended significant efforts introducing the Health-e-Connect System to specified retail chains, pharmaceutical manufacturers, Contract Research Organizations, Health Management Organizations, Pharmacy Benefits Managers and certain clinics treating specific disease conditions. The Company has not had material sales for several years. During the 2011 and 2012 fiscal years, the Company has devoted 100% of its efforts to developing the Health-e-Connect System for commercial launch. Management plans to become a commercially viable enterprise through sales of the Health-e-Connect Remote Diabetes Management Program.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders, which it may not be able to accomplish on satisfactory terms for the Company.

Results of Operations

December 31, 2012 compared to December 31, 2011

Sales for the years ended December 31, 2012 and 2011 were $nil as the Company continued to focus its resources on development of the HeC and the development of a business network of pilot programs.

Product development costs for the year ended December 31, 2012 were $691,744 as compared to $338,758 for the year ended December 31, 2011. The majority of the costs incurred related to a) services provided by contractors of the Company b) product studies and c) clinical trials The increase in product development costs of $352,986 or 104% is a result of additional costs incurred related to consulting, personnel and hardware, to prepare the Health-e-Connect for commercialization.

Interest expense for the year ended December 31, 2012 was $6,461,210, as compared to $3,312,298 for the year ended December 31, 2011. The increase in interest expense of $3,148,912 or 95% is a result of interest for the year ended December 31, 2012 of $5,377,907 (2011 - $2,408,193) representing the fair value of stock options issued to Sidney Chan for providing line of credit financing and $406,732 (2011 - $204,568) representing the interest expense on line of credit financing as a result of increased borrowing by the Company from the line of credit.

Professional fees for the year ended December 31, 2012 were $123,218 as compared to $149,597 for the year ended December 31, 2011. The decrease in professional fees of $26,379 or 18% is due to stock options granted to accounting and legal advisors during 2011, which were not granted during 2012.

Selling, general and administrative expenses for the year ended December 31, 2012 were $849,963 as compared to $820,663 for the year ended December 31, 2011. The decrease is $29,300 or 4%, which is an insignificant variance.

Liquidity and Capital Resources

Cash Balances

At December 31, 2012, the Company’s cash balance was $11,082 compared to $11,002 at December 31, 2011.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2012	As At December 31, 2011	Percentage Increase / (Decrease)
Current Assets	$27,911	$14,617	91
Current Liabilities	$12,497,723	$10,997,679	14
Working Capital (Deficiency)	$(12,469,812)	$(10,983,062)	14

With respect to the Company’s short-term liquidity, the Company’s “current ratio” (current assets divided by current liabilities) as of December 31, 2012 and 2011 was nil. The greater the current ratio, the greater is the short-term liquidity of the Company.

Current Liabilities

The Company has current liabilities of $ 12,497,723 1 as at December 31, 2012 as compared to $10,997,679 as at December 31, 2011. Current liabilities were as follows:

	December 31, 2012	December 31, 2011	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,002,183	$867,972	134,211	15
Interest payable	$1,569,321	$1,930,695	(361,374)	(19)
Advances payable	$105,613	$100,527	5,086	5
Line of credit	$4,534,287	$2,812,166	1,722,121	61
Promissory notes to related parties	$2,861,966	$2,861,966	-	-
Promissory notes to arms length parties	$2,424,353	$2,424,353	-	-
Total current liabilities	$12,497,723	$10,997,679	1,500,044	14

Interest Payable

The decrease in interest payable of $361,374 relates to an increase from interest incurred on promissory notes with stated rates of interest in the amount of approximately $499,000, less interest in the amount of approximately $860,000 applied against the exercise of stock options by Christine Kan.

Line of Credit

The Company obtained a line of credit of US$1,000,000 from a relative of a director in March 2010 (the terms of which were finalized in May 2010) which is unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put toward working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. As of December 31, 2012, the Company has borrowed $2,000,000 (2011 - $1,610,000) and incurred interest of $296,385 (2011 - $197,000).  During the 2012 fiscal year, the Company borrowed $389,070 (2011 - $765,000) and incurred interest of $238,184 (2011 - $154,000).

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan, the Chairman and Chief Executive Officer of the Company. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. As of December 31, 2012, the Company has borrowed $2,093,965 (2011 - $953,061) and incurred interest of $143,766 (2011 – $50,000). During 2012, the Company borrowed $1,140,904 (2011 - $953,000) and incurred interest of $168,548 (2011 - $50,000). On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012, whereby Mr. Chan agreed to make available to the Company a credit line equal to $2,500,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

As of December 31, 2012, the Company has borrowed a total of $4,093,965 (2011 - $2,563,991) and incurred interest of $440,150 (2011 – $248,174). During 2012, the Company borrowed $1,529,974 (2011 - $1,342,070) and incurred interest of $406,732 (2011 - $248,174).

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2012 - $8,328,660; 2011 - $5,276,669), is currently unable to self-finance its operations, has a working capital deficit of $12,469,812 (2011 - $10,983,062), an accumulated deficit of $45,860,727 (2011 - $37,532,066), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

All of the Company’s debt financing is past due or due on demand. The Company will seek to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While certain of the Company’s creditors have agreed not to demand immediate payment. There is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts payable & accrued liabilities	$1,002,183	$1,002,183	$-	$-	$-
Interest payable	1,569,321	1,569,321	-	-	-
Advances payable	105,613	105,613	-	-	-
Line of credit	4,534,287	4,534,287	-	-	-
Promissory notes to related parties	2,861,965	2,861,965
Promissory notes to arm’s length parties	2,424,353	2,424,353	-	-	-
	$12,497,723	$12,497,723	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Cash Flows used in Operating Activities	$(1,529,894)	$(1,709,255)
Cash Flows provided by (used in) Investing Activities	-	-
Cash Flows provided by (used in) Financing Activities	1,529,974	1,718,429
Net (decrease) increase in Cash During Period	$80	$9,174

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2012 totaled $1,529,894 as compared to $1,709,255 for year ended December 31, 2011. The Company incurred a net loss of $8,328,660 for the year ended December 31, 2012 as compared to a loss of $5,276,669 for the year ended December 31, 2011.

The main use of cash for operations is product development consulting fees, market development fees, professional fees for audit, legal and accounting services and selling, general and administration cost for salaries and travel.

Cash Proceeds from Financing Activities

During the year ended December 31, 2012, the Company received $1,529,974 (2011 - $1,718,429) from advances on an operating line or credit from related parties.

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

Recent Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under

ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2012 and 2011

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies, Inc. (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALR Technologies, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and the period from October 21, 1998 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and an accumulated deficit of $45,860,727 at December 31, 2012. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operations, working capital deficiencies, has promissory notes payable and related interest payable past due and has not established commercial viability of its products. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, which are further described in Note 1, are to use its available borrowing capacity through its short-term credit facilities provided by related parties, raise additional debt or equity capital, and continue to progress towards commercial viability of its products. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 29, 2013

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
($ United States)
December 31, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash	$11,082	$11,002
Prepaid expenses and other	16,829	3,615
Total assets	$27,911	$14,617

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,002,183	$867,972
Interest payable	1,569,321	1,930,695
Advances payable	105,613	100,527
Lines of credit from related parties	4,534,287	2,812,166
Related party promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total liabilities	12,497,723	10,997,679

Stockholders’ Deficit
Common stock
Authorized: 500,000,000 (2011 - 350,000,000) shares of common stock with a par value of $0.001 per share and 500,000,000 shares (2011 – none) of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: 236,477,909 shares of common stock (2011 – 213,977,909 shares of common stock). No preferred stock were issued and outstanding	236,477	213,527
Additional paid-in capital	33,154,436	26,335,026
Accumulated deficit	(45,860,727)	(37,532,065)
Stockholders’ deficit	(12,469,812)	(10,983,062)
Total liabilities and stockholders’ deficit	$27,911	$14,617

See accompanying notes to consolidated financial statements

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations
($ United States)
Years Ended December 31, 2012 and 2011 and from Inception through December 31, 2012

	2012	2011	October 21, 1998
			(Inception) to December 31, 2012

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross profit (loss)	-	-	(330,708)
Expenses
Depreciation	-	-	52,694
Product development costs	691,744	338,758	4,115,759
Market development	242,425	658,515	927,940
Professional fees	123,218	149,597	2,013,624
Selling, general and administration	849,963	820,663	13,345,118
	1,907,350	1,967,533	20,455,135

Loss from operations	(1,907,350)	(1,967,533)	(20,785,843)
Interest expense	6,461,210	3,312,298	24,772,037
Write down of equipment	-	-	36,623
Other expense (income)	(39,900)	(3,162)	266,224
Net loss for year	$(8,328,660)	$(5,276,669)	$(45,860,727)

Loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	221,539,553	213,897,772

See accompanying notes to consolidated financial statements

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
($ United States)
From Inception to December 31, 2012

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception October 21, 1998	-	-	-	-	-

Shares issued for cash	11,745,316	11,745	281,913	-	293,658
Shares issued in business combination	36,533,130	36,533	958,646	-	995,179
Shares re-acquired and cancelled	(27,000,000)	(27,000)	(112,178)	-	(139,178)
Shares issued for debt settlement	190,249,463	190,249	9,722,224	-	9,912,473
Stock options and warrants granted as compensation and to settle liabilities	-	-	9,163,541	-	9,163,541
Imputed interest	-	-	2,634,824	-	2,634,827

Net loss for the period from inception to December 31, 2009				(30,180,268)	(30,180,268)
Balance, December 31, 2009	211,527,909	$211,527	$22,648,973	$(30,180,268)	$(7,319,768)

Imputed interest	-	-	183,738	-	183,738
Stock-based compensation	2,000,000	2,000	595,649	-	597,649
Net loss for the year	-	-	-	(2,075,128)	(2,075,128)

Balance, December 31, 2010	213,527,909	$213,527	$23,428,360	$(32,255,396)	$(8,613,509)
Imputed interest	-	-	179,261	-	179,261
Stock-based compensation	-	-	2,682,855	-	2,682,855
Shares issued for stock options exercised	450,000	450	44,550	-	45,000
Net loss for the year	-	-	-	(5,276,669)	(5,276,669)

Balance, December 31, 2011	213,977,909	$213,977	$26,335,026	$(37,532,065)	$(10,983,062)
Imputed interest			169,248		169,248
Stock-based compensation			5,597,662		5,597,662
Shares issued for debt settlement	20,000,000	20,000	980,000		1,000,000
Share issued for stock options exercised	2,500,000	2,500	72,500		75,000
Net loss for the year				(8,328,660)	(8,328,660)
Balance, December 31, 2012	236,447,909	$236,477	$33,154,436	$(45,860,727)	$(12,469,812)

See accompanying notes to consolidated financial statements

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2012 and 2011, and from Inception through December 31, 2012

				October 21, 1998
				(Inception) to
				December 31,
	2012	2011		2012
OPERATING ACTIVITIES
Net loss	$(8,328,660)	$(5,276,669)		$(45,860,727)
Depreciation	-	-		52,694
Disposal of equipment	-	-		36,623
Stock-based compensation-product development costs	150,426	-		679,044
Stock-based compensation-interest expenses	5,377,907	2,408,193		13,330,984
Stock-based compensation-selling, general and admin	69,329	230,877		3,293,145
Stock-based compensation-professional fees	-	43,785		44,815
Other non-cash items included in net loss	-	-		294,020
Unpaid Interest expense on line of credit	406,732	215,553		622,285
Non-cash imputed interest expenses	169,248	179,261		3,167,076
Equity instruments issued to settle liabilities	-	-		1,871,718
Changes in assets and liabilities:
Decrease in prepaid expenses	(13,214)	(3,615)		(16,829)
Increase in accounts payable and accrued liabilities	134,214	57,109		1,505,939
Increase in advances payable	5,086	(68,151)		3,152,071
Increase in interest payable	499,041	504,401		4,275,916
Income tax receivable	-	-		8,727

Cash used in operating activities	(1,529,894)	(1,709,255)		(13,542,499)
INVESTING ACTIVITIES
Purchase of equipment	-	-		(43,078)
Cash used in investing activities	-	-		(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-		(115,472)
Expenditures to repurchase shares	-	-		(342,038)
Proceeds from issuance of shares	-	-		1,512,403
Repayment of promissory notes payable	-	-		(970,879)
Proceeds from issuance of promissory notes	-	-		9,418,676
Proceeds from lines of credit	1,529,974	1,718,429		4,093,969
Net cash provided by financing activities	1,529,974	1,718,429		13,596,659
Net increase in cash	80	9,173		11,082
Cash, beginning of period	11,002	1,829		-
Cash, end of period	$11,082	$11,002		$11,082
Supplemental cash flow information:
Cash paid for interest	$-	$-	$
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on existing line of credit financing	5,377,907	1,493,702
Interest expense incurred in connection with options granted as compensation for receiving line of credit financing	-	914,491
Options exercised for reduction in advances payable	-	45,000
Options exercised for reduction in interest payable	1,075,000	-

See accompanying notes to consolidated financial statements

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

1.         Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is currently assessing the marketplace for its product in preparation for its commercial launch.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2012 - $8,328,660; 2011 - $5,276,669), is currently unable to self-finance its operations, has a working capital deficit of $12,469,812 (2010 - $10,983,062), accumulated deficit of $45,860,727 (2011 - $37,532,065), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, payroll payable, advances, interest, lines of credit and promissory notes payable totaling $12,497,723 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $6 million (As of December 31, 2012 the total balance outstanding was $4,534,287). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

The Company’s activities will necessitate significant uses of working capital beyond 2013. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

ii. Issued, Not Adopted
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

2.         Significant accounting policies (continued)

l)	Recently issued and adopted accounting pronouncements (continued)

ii. Issued, Not Adopted (continued)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

3.         Interest, advances and promissory notes payable (continued)

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2010	$1,426,294
Interest incurred on promissory notes payable	505,568
Transfer of balance to accounts payable	(1,167)
Balance, December 31, 2011	$1,930,695
Interest incurred on promissory notes payable	505,571
Repayment of interest payable through line of credit	(6,500)
Repayment of interest payable through exercise of options	(860,244)
Other	(201)
Balance, December 31, 2012	$1,569,321

Interest payable is to the following:

	December 31,	December 31,
	2012	2011
Relatives of directors	$586,697	$1,185,629
Non-related parties	982,624	745,066
	$1,569,321	$1,930,695

All interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)     Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2010	$213,678
Advances accrued	234,600
Advances reclassified as accounts payable	(64,259)
Advances repaid from proceeds of line of credit	(283,492)
Balance, December 31, 2011	$100,527
Advances accrued	60,000
Advances repaid from proceeds of line of credit	(55,258)
Balance, December 31, 2012	$105,649

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

3.         Interest, advances and promissory notes payable (continued)

b)     Advances Payable (continued)

Advances payable are to the following:

	December 31,	December 31,
	2012	2011
Advances payable to:
Companies controlled by directors	$65,524	$65,402
Current and former directors	40,125	35,125
	$105,649	$100,527

Advances payable are unsecured, have no stated terms of interest and are due on demand.

c)     Promissory notes payable

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2011	$5,286,319
Promissory notes payable issued	-
Balance, December 31,2012	$5,286,319

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $214,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of accrued interest. The Company has accrued the liability relating to this judgment as of December 31, 2011.

Relatives of Directors		December 31, 2012	December 31, 2011

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Promissory Notes		$2,861,966	$2,861,966

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

3.         Interest, advances and promissory notes payable (continued)

Unrelated Lenders		December 31, 2012	December 31, 2011

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2011 (Unpaid)	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,00
Total Arms Length Promissory Notes		2,424,353	2,424,353

d)     Interest expense

During the year ended December 31, 2012, the Company incurred interest expense of $6,461,210 (2011: $3,312,298) as follows:

-	$507,323 (2011: $520,306) incurred on promissory notes (note 3(c)) and other payables;
-	$406,732 (2011: $204,538) incurred on lines of credit payable as shown in note 4;
-
$169,248(2011: $179,261) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and

-	$5,377,907 (2011: $2,408,193) incurred on stock options granted to creditors.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

4.         Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$ 2,093,966	$ 143,936	$ 2,237,902	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 296,385	$ 2,296,385	General Security over Assets	General Corporate Requirements
Total				$ 4,093,966	$ 440,321	$ 4,534,287

On May 25 2010, the Company finalized negotiations with the wife of the Chairman for a line of credit borrowing arrangement of $1M. All funds borrowed bear interest at 1% per month, are due on demand and are secured by all the assets of the Company. On January 3, 2011, the Company entered into an agreement with this creditor to increase the borrowing limit from $1,000,000 to $2,000,000.

During the year ended December 31, 2012, the Company borrowed a total of $389,070 (2011 - $765,366) from this creditor and incurred interest expense of $238,184 (2011 - $154,349) to bring the total amounts borrowed to date to $2,000,000 (2011 - $1,610,930) and accrued interest to $296,385 (2011- $197,986).

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2,500,000, increased to $4,000,000 on January 29, 2013, with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. To date and during the year ended December 31, 2012, the Company has borrowed $2,093,966 (2011 - $953,061) for its sales and marketing program and incurred interest of $143,936 (2011 - $50,218).

As consideration for the two lines of credit, the Company has granted 124,250,000 options (note 5(c)).

5.         Capital Stock

a)     Authorized share capital

500,000,000 common shares with a par value of $0.001 per share

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

5.         Capital Stock (continued)

b)     Issued share capital (continued)

On August 15, 2012, a creditor and relative of a Director and Officer exercised their option to acquire 20,000,000 shares of common stock of the Company at an exercise of $0.05 per share. The creditor applied $1,000,000 in accrued payable due to the creditor on their promissory notes and line of credit.

On December 31, 2012, a director of the Company exercised their option to acquire 2,500,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company received a reduction of $75,000 in accrued interest due and payable to a Director and Officer of the Company.

c)     Stock options

During the year ended December 31, 2012:

On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified as follows:

-	All stock options remaining unvested were immediately vested
-	The exercise price was reduced from $0.125 per share to $0.07 per share and subsequently reduced to $0.05 per share on December 28, 2012

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

5.         Capital Stock (continued)

c)     Stock options (continued)

During the year ended December 31, 2012 (continued):

As a result of this grant, the Company incurred $36,730 of stock-based compensation expense which was allocated on the Condensed Consolidated Statements of Operations  i) 13,992 to general & administrative ii) 20,989 to market development and iii) $1,749 to development.

On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against $139,755 in accrued interest due and payable to the creditor on promissory notes and a line of credit.

On August 21, 2012, the Company granted 500,000 stock options to two newly appointed directors of the Company with an exercise price of $0.06 per share and expiry date on August 16, 2017 and vesting immediately upon the grant date. The compensation expense related to these stock options was $29,975.

On December 28, 2012, the Company:

-
Reduced the exercise price of 20,000,000 stock options granted to the Chairman on March 6, 2011, from $0.07 per share to $0.05 per share. The compensation expense related to the modification of the stock options was immaterial to recognize;

-
granted 14,250,000 stock options to the Chairman of the Company with an exercise price of $0.05 per share and expiry date on December 28, 2017 and vesting immediately upon the grant date. The compensation related to these stock options was $612,361;

-
granted 50,000,000 stock options to the Chairman, in connection with the Company’s credit agreement with the Chairman of the Company providing for a credit facility of $1,500,000 with interest at 1% per month on amounts drawn down. The stock options have an exercise price of $0.03 per share and expiry date on December 28, 2017 and vesting immediately upon the grant date. The compensation expense related to these stock options was $2,148,944;

-
granted an option to the Company’s President to acquire 1,000,000 shares of our common stock at an exercise price of $0.03 per share to expire on December 28, 2017. The compensation expense related to these stock options was $42,979;

-
 granted an option to a director of the Company to acquire 2,500,000 shares of our common stock at an exercise price of $0.03 per share to expire on December 28, 2017. The compensation expense related to these stock options was $107,447; and

-
reduced the exercise price for previously granted stock options to acquire 37,750,000 shares of the Company’s common stock from $0.07 per share to $0.05 per share. There was no additional compensation expense related to this modification of stock options.

On December 31, 2012, a director of the Company exercised 2,500,000 stock options at an exercise price of $0.03 per share, which the Company applied against accrued interest due and payable to a Director and Officer of the Company upon the Company receiving written approval from the Director and Officer to use interest accrued of $75,000 as consideration for the exercise price of the consultant’s 2,500,000 stock options. As a result of this exercise of stock options, the Company issued 2,500,000 shares of common stock.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

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

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company. Under a related agreement, also dated as of March 6, 2011, the Chairman was granted 20,000,000 stock options of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight options for each one dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the year ended December 31, 2011, 7,624,488 stock options have vested for which the Company had recognized expense of $914,491, representing the fair value as calculated using the Black-Scholes model.

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	62,800,000	$0.04	13,555,000	$0.13
Granted	84,700,000	0.07	51,350,000	0.08
Exercised	(22,500,000)	(0.05)	(450,000)	(0.10)
Expired	-	$-	(1,655,000)	(0.25)

Outstanding, end of period	125,000,000	$0.03	62,800,000	$0.08

Exercisable, end of period	125,000,000	$0.03	50,424,488	$0.07

The options outstanding at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012			December 31, 2011
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	-	20,000,000	$0.05	0.03
September 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
November 29, 2015	-	$0.05	-	20,000,000	$0.05	0.03
March 6, 2016	35,750,000	$0.05	-	20,000,000	$0.13	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.20	-
May 23, 2016	100,000	$0.05	-	100,000	$0.20	-
May 27, 2017	700,000	$0.05	-	-	-	-
May 31, 2017	500,000	$0.05	-	500,000	$0.25	-
August 16, 2017	500,000	$0.05	-
December 28, 2017	14,250,000	$0.05	-	-	-	-
December 28, 2017	51,000,000	$0.03	-	-	-	-
Total	125,000,000	$0.07	-	62,800,000	$0.08
Weighted Average Remaining Contractual Life	3.98			3.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.03 (December 31, 2011: $0.08) closing stock price of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB) on December 31, 2012. As of December 31, 2012 none (December 31, 2011: 40,000,000) of the stock options outstanding were in-the-money.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

5.         Capital Stock (continued)

c)     Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2012	December 31, 2011

Risk-free interest rate	2.52%	1.46%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	306%	308%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2012 was $0.03 (2011: $0.07).

The fair value of the stock options granted was allocated as follows:

	2012	2011

Interest expense:
Directors and relatives of Directors	$5,377,907	$2,408,193
	5,377,907	2,408,193

Selling, general and administration:
Directors and officers	180,402	209,898
Non-employees	39,353	20,989
	219,755	230,877

Professional fees:
Non-employees	-	43,785
	$5,597,662	$2,682,855

6.         Contingencies

Accounts payable and accrued liabilities as of December 31, 2012 include $180,666 (2011 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

7.         Related party transactions

	2012	2011
Development costs:
Services rendered by directors and officers	$60,000	$60,000
Interest expense:
Promissory notes and lines of credit issued to director and relatives of directors	406,732	519,403
Stock options granted to a director and officer	5,377,907	914,491
Stock options granted to relatives of directors	-	1,493,702
Selling, general and administration:
Compensation to a director and officer	189,600	189,600
Stock options and share based payments to a director and officer	180,402	209,898

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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2012.

At December 31, 2012, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

Foreign currency risk

The Company incurs certain accounts payable, advances payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2012, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

10.       Income taxes:

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2011 - 34%) to income before income taxes. The difference results from the following items:

	2012	2011
Computed expected benefit of income taxes	$(2,831,744)	$(1,794,067)
Stock-based compensation	1,903,205	912,048
Non-deductible interest expense	57,544	60,949
Increase in valuation allowance	870,995	821,070
Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2012	2011
Net operating loss carried forward	$28,685,595	$26,123,845
Tax rate	34%	34%
Deferred income tax assets	9,753,102	8,882,107
Valuation allowance	(9,753,102)	(8,882,107)
Net deferred income tax asset	$-	$-

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

The operating losses amounting to $28,789,460 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2032 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,238	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	1,343,733	2030
2011	2,414,913	2031
2012	2,561,750	2032
Total	$28,685,595

Index to Financials

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
($ United States)

11.       Subsequent Events:

On January 1, 2013, the Company granted the option to acquire 1,000,000 shares of our common stock at an exercise price of $0.03 per share, to expire on December 31, 2017. The option was exercised on January 2, 2013.

On January 28, 2013, the Company granted the option to acquire 2,300,000 shares of our common stock at an exercise price of $0.05 per share to expire on January 27, 2018:

On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012, whereby Mr. Chan agreed to make available to the Company a credit line equal to $2,500,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the years ended December 31, 2012 and 2011.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls and internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reason:

(1)
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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held

Sidney Chan	62	Chairman, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

Lawrence Weinstein	50	President, Chief Operating Officer and a member of the Board of Directors

Kenneth James Robulak	64	A member of the Board of Directors

Dr. Alfonso Salas	52	A member of the Board of Directors

William Smith	53	A member of the Board of Directors

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

Sidney Chan – Chairman, Chief Executive, Chief Financial Officer and a member of the Board of Directors of the Company.
Director since December 1999, Chairman of the Board of Directors since July 2010, Chief Executive Officer & Principal Accounting Officer since April 2000.

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company’s financing, product development, corporate development. Mr. Chan has led the Company’s product development of the HeC. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

Lawrence Weinstein – President, Chief Operating Officer and a member of the Board of Directors of the Company.
Director, President & Chief Operating Officer since July 2010

Mr. Weinstein joined ALRT in July 2010, bringing over 25 years of medical device development and management experience from organizations such as Cordis Corporation, DHD Healthcare and PARI Respiratory Equipment. Mr. Weinstein has extensive experience in the development and launch of medical products, including obtaining FDA approval for product lines and developing extensive quality control systems to ensure on-going regulatory compliance. Prior to working with ALRT, Mr. Weinstein had spent nine years working with Pari Respiratory Inc. in Midlothian Virginia, achieving the position of Senior Vice President of Operations. Mr. Weinstein received a Bachelor of Science in Chemical Engineering degree from Rensselaer Polytechnic Institute. He earned both a Master of Science degree in Industrial Engineering and an MBA from the University of Miami.

Kenneth James Robulak - A member of the Board of Directors of the Company

Director since August 21, 2012
From December 14, 1999 to January 31, 2001, Mr. Robulak was a member of our board of directors and from April 4, 2000 to January 31, 2001 Mr. Robulak was our chief financial officer, secretary, treasurer and vice president.  Mr. Robulak resigned as an officer and director on January 31, 2001.  At the time of his resignation, Mr. Robulak did not have any disagreements with us relating to our operations, policies, or practices.  Since August 2005, Mr. Robulak has served as a Director of Belle Harbor Owners Association, a not

for profit company in Clearwater Beach, Florida. Since July 2007, Mr. Robulak has worked as a marketing consultant to Teco Metal Products, LLC, a technology based manufacturing Company with operations in Dallas, Texas and Guadalajera, Mexico. Mr. Robulak earned a Bachelor of Commerce degree in finance and marketing and is a Fellow of the Institute of Canadian Bankers.

Dr. Alfonso Salas – A member of the Board of Directors of the Company
Director since August 21, 2012

Dr. Salas graduated with distinction from Universidad Metroplitana of Barranquilla, Colombia in 1983 with a Doctor of Medicine degree. He began practicing in Santa Marta, Columbia in rural medical facilities and the opened a private practice in 1984.  He then worked as a physician with a number of shipping companies and became Medical Director in the office of the Ministry of Social Security and Labor of Columbia in 1991 doing medical assessments for work related accidents.  In 1993 Dr. Salas was appointed Director of a Medical Service Plan of Columbia and with a support staff of more than thirty people, maintained a caseload, provided assessment procedures and referral services to hospitals, clinics, and specialists and organized and monitored clinical trials and clinical research in the pharmaceutical and medical field. Since 1995 Dr. Salas has operated his own business in Vancouver, British Columbia, providing medical based consulting services for corporations with a focus on budgeting, research and medical services.

William Smith - A member of the Board of Directors of the Company
Director since December 28, 2012

Mr. Smith is a healthcare and government relations professional with 25 years’ experience with both private companies and departments of federal and state Government. From September 2010 to December 2012, Mr. Smith was the Managing Director of the Healthcare Division at NSI (National Strategies Institute), a Washington DC Company providing consulting advice on government relations strategies, corporate affairs strategies, aligning business and government affairs goals, and management strategies to maximize government relations support for U.S. commercial businesses. From November 2009 to August 2010, Mr. Smith was a consultant and an advisor to the Charlie Baker Campaign for Governor for the state of Massachusetts. From January 2003 to October 2009, Mr. Smith was the Vice President, US Public Affairs and Policy, at Pfizer, Inc. in New York City where he developed US policy based commercial strategies with the Pfizer business unit leaders.  Mr. Smith holds a Bachelor of Arts in history from Georgetown University, a Master of Arts in political philosophy from Catholic University of America and is currently completing his Ph.D in Political Philosophy from Catholic University of America.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Chan, Weinstein, Robulak, Salas and Smith have not been the subject of the following events:

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2012, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2012	180,000	0	0	0	0	0	9,600	189,600
Chairman, Chief	2011	180,000	0	0	0	0	0	9,600	189,600
Executive Officer &	2010	180,000	0	0	0	0	0	9,600	189,600
Chief Financial Officer

Lawrence Weinstein	2012	156,000	0	0	42,979	0	0	0	198,979
President & Chief	2011	156,000	0	0	209,898	0	0	0	365,898
Operating Officer	2010	22,500	0	50,000	0	0	0	0	72,500

Dr. Jaroslav Tichy [3][4]	2012	60,000	0	0	0	0	0	0	60,000
Vice President,	2011	60,000	0	0	0	0	0	0	60,000
Technology	2010	60,000	0	0	0	0	0	0	60,000

[1]	All other compensation includes automobile allowance.

[2]
Salaries and other annual compensation for fiscal 2011 and 2010 totaling $189,600 respectively remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	At December 31, 2012, salaries and other annual compensation for fiscal 2012 totaling $39,967 remain unpaid and are included in advances payable

[4]	Resigned as VP Technology on August 22, 2012. Subsequently Mr. Tichy was retained as a consultant of the Company earning $5,000 per month.

Outstanding Equity Awards at December 31, 2012
			Equity Incentive
	Number of	Number of	Plan Awards:				Equity Incentive
	Securities	Securities	Securities			Number of	Plan Awards:
	Underlying	Underlying	Underlying			Shares or	Number of
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Unearned Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	120,000,000	0	0	$0.03/0.05	2015/16/17	0	0
Lawrence Weinstein	2,000,000	0	0	$0.03/0.05	2016/17	0	0
Dr. Jarek Tichy	0	0	0	0	0	0	0
Dr. Alfonso Salas	250,000	0	0	0.05	2017	0	0
Kenneth Robulak	250,000	0	0	0.05	2017	0	0
William Smith	0	0	0	0	0	0	0

Mr. Sidney Chan

On March 6, 2011, Mr. Chan was granted 20,000,000 stock options of the Company, exercisable at $0.125 per share. For each dollar ($1), the Company borrows on the line of credit made available by Mr. Chan, eight (8) stock options will become exercisable. The stock options expire March 5, 2016.

On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified as follows:
-	All stock options remaining unvested were immediately vested
-	The exercise price was reduced from $0.125 per share to $0.07 per share and subsequently reduced to $0.05 per share on December 28, 2012

On June 27, 2012, the Company granted the Mr. Chan an additional 15,750,000 stock options with an exercise price of $0.07 per share, expiry date on March 6, 2016, and subsequently reduced to $0.05 per share on December 28, 2012.

On December 28, 2012, the Company granted 14,250,000 stock options to the Chairman of the Company with an exercise price of $0.05 per share and expiry date on December 28, 2017 and vesting immediately upon the grant date.

Mr. Lawrence Weinstein

On May 4, 2011, Mr. Weinstein was granted the option to purchase 1,000,000 shares of common stock for $0.20 per share as a bonus for overseeing getting the Company’s FDA submission completed. On June 27, 2012, the 1,000,000 stock options issued to the President of the Company on May 4, 2011 were modified to reduce the exercise price from $0.20 per share to $0.07 per share subsequently reduced to $0.05 per share on December 28, 2012.

On December 28, 2012, Mr. Weinstein was granted the option to purchase 1,000,000 shares of common stock at $0.03 per share for a term of five years.

Dr. Alfonso Salas

Dr. Salas was granted an option to acquire 250,000 shares of restricted common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017. On December 28, 2017, the exercise price was re-priced from $0.07 to $0.05 per share.

Mr. Kenneth Robulak

Mr. Robulak was granted an option to acquire 250,000 shares of restricted common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 restricted shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price to for the option to acquire 350,000 shares of restricted common stock was amended from $0.07 per share to $0.05 per share.

Mr. Bill Smith

On December 28, 2012, Mr. Weinstein was granted the option to purchase 2,500,000 shares of common stock at $0.03 per share for a term of five years. Mr. Smith exercised his option on December 31, 2012.

Option Exercises and Stock Vested for the year ended December 31, 2012
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	20,000,000	200,000	0	0
Lawrence Weinstein	0	0	0	0
Dr. Jarek Tichy	0	0	0	0
Alfonso Salas	0	0	0	0
Kenneth Robulak	0	0	0	0
William Smith	2,500,000	32,500	0	0

On August 15, 2012, Christine Kan, wife of the Chairman, exercised stock options to acquire 20,000,000 shares of common stock, at which time the quoted fair market value of the Company’s shares was $0.06 and the exercise price was $0.05 per share.

The Company does not have any long-term incentive plans. The Company has contractual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Lawrence Weinstein	$156,000

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

Compensation of Directors

The Board of Directors consist five members, Mr. Sidney Chan, Mr. Lawrence Weinstein, Mr. Kenneth James Robulak, Dr. Alfonso Salas, and Mr. William Smith. Mr. Kenneth Robulak and Dr. Alfonso Salas are independent directors.

The Company’s Board of Directors unanimously resolved that members receive no cash compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. Independent directors are compensated from time to time through the grant of options to purchase shares of common stock of the Company. Directors whom are also Officers or consultants of the Company are compensated for those positions as disclosed under Executive Compensation for those positions.

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Lawrence Weinstein	0	0	42,979	0	0	0	42,979
Kenneth Robulak	0	0	14,988	0	0	0	14,988
Dr. Alfonso Salas	0	0	14,988	0	0	0	14,988
Mr. William Smith	0	0	107,447	0	0	0	107,447

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2012, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	238,489,482[1]	Chairman, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors	62.3%

Lawrence Weinstein	4,000,000 [2]	President, Chief Operating Officer and a member of the Board of Directors	1.0%

Dr. Alfonso Salas	577,738 [3]	Member of the Board of Directors	0%

Kenneth Robulak	1,540,000 [4]	Member of the Board of Directors	0%

William Smith	2,500,000	Member of the Board of Directors	0%

All Officers and Directors	247,087,220 [5]		63.3%
as a group (5 people)

[1]
114,845,000 shares are held in the name of Sidney Chan which includes the options to acquire 50,000,000 shares of common stock at an exercise price of $0.03 per share expiring on December 28, 2017, 14,250,000 shares of common stock at an exercise price of $0.05 per share expiring on December 28, 2017 and 35,750,000 shares of common stock at an exercise price of $0.05 per share expiring on March 6, 2016.  500,000 shares are held in the name of KRS Retraction Limited. 123,153,482 shares of common stock owned by Christine Kan, Mr. Chan’s wife which includes the option to acquire 20,000,000 shares of common stock at an exercise price of $0.05 per share expiring March 7, 2015.

[2]
Includes 2,000,000 restricted shares of common stock and an option to acquire 1,000,000 shares of restricted common stock an exercise price of $0.03 expiring on December 28, 2017 and 1,000,000 shares of restricted common stock at an exercise price of $0.07 per share expiring on May 4, 2016. On December 28, 2017, the exercise price was re-priced from $0.07 to $0.05 per share.

[3]
Dr. Salas was granted an option to acquire 250,000 shares of restricted common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017. On December 28, 2017, the exercise price was re-priced from $0.07 to $0.05 per share.

[4]
Mr. Robulak own 1,190,000 shares of common stock. Mr. Robulak was granted an option to acquire 250,000 shares of restricted common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 restricted shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price for the option to acquire 250,000 shares of restricted common stock was amended from $0.07 per share to $0.05 per share.

[5]	Included in the amount of shares under beneficial ownership are options to purchase 122,500,000 shares of common stock of the Company.

Changes in Control

Mr. Chan and his wife hold stock options to acquire 120,000,000 shares of common stock which are all exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Year Ended December 31, 2012

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

On June 27, 2012, the 20,000,000 stock options granted to the Chairman on March 6, 2011 were modified so that all stock options remaining unvested were immediately vested and the exercise price was reduced from $0.125 per share to $0.07 per share, and subsequently to $0.05 per share on December 28, 2012.

On June 27, 2012, the Company granted the Mr. Chan an additional 15,750,000 stock options with an exercise price of $0.07 per share, expiry date on March 6, 2016, and subsequently reduced to $0.05 per share on December 28, 2012.

On August 21, 2012, the Company issued 20,000,000 restricted shares of common stock to Christine Kan, wife of Sidney Chan, in consideration of her forgiveness of an outstanding debt owed by the Company to her in the amount of $1,000,000.

On December 28, 2012, the Company granted Sidney Chan the option to acquire 14,250,000 shares of common stock at an exercise price of $0.05 per share, with an expiry date on December 28, 2017 and vesting immediately upon the grant date.

On December 28, 2012, the Board of Directors approved a proposal from Mr. Sidney Chan, the Company’s Chairman, whereby he will increase the borrowing limit under his existing line of credit with the Company from $2,500,000 to $4,000,000. Pursuant to the proposal, as approved by the Board, the Company will grant Mr. Chan the option to purchase 50,000,000 shares of common stock at a price of $0.03 per share, expiring on December 28, 2017 upon execution of the amendment to his credit agreement.

Year Ended December 31, 2011

On January 3, 2011, Christine Kan, wife of Sidney Chan, agreed to increase the borrowing limit on the line of credit extended to the Company from $1,000,000 to $2,000,000. In exchange, the Company granted 20,000,000 stock options of the Company exercisable at $0.05 per share expiring November 29, 2015.

Also as consideration for providing this additional financing, the Company has modified the terms of a stock option granted to Christine Kan on March 7, 2010 and previously modified August 8, 2010. The terms have been modified as follows:

-	Increased the number of shares issuable upon the exercise of the option from 10,000,000 shares of common stock to 20,000,000 shares of common stock, and
-	Reduced the exercise price of the stock option previously granted from $0.10 per share to $0.05 per share.

During the year ended December 31, 2011, Christine Kan loaned the Company a total of $765,365 (2010: $845,565). The loan bears interest at 1% percent per month and is secured by a floating charge against the assets of the Company. The accrued interest on the borrowings totaled $197,955 at December 31, 2011.

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign. Effective October 23, 2011, the agreement entered into with Sidney Chan was amended to allow the Company to use the remaining balance available on the $2.5M line of credit, subsequently increased to $4M on January 8, 2013, for general corporate purposes. During the year ended December 31, 2011, the Company has borrowed $953,061 for its sales and marketing program and incurred interest of $50,218.

Under a related agreement, also dated as of March 6, 2011, Sidney Chan was granted an option to acquire 20,000,000 shares of common stock of the Company exercisable at $0.125 per share, expiring March 5, 2016. Such options will vest on the basis of eight options for each one dollar of principal borrowed to meet the costs of the sales and marketing program. The Company valued the stock-based compensation resulting from this grant at $2,400,000. During the year ended December 31, 2011, 7,624,488 shares under option had vested for which the Company recognized interest expense of $914,491, representing the fair value as calculated using the Black-Scholes model.

During the year ended December 31, 2011, the Company incurred interest expense of $314,476 on promissory notes payable to Sidney Chan, Christine Kan, their relatives and relatives of Stan Cruitt, a former director of the Company.

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

2012	$26,000	Anton & Chia LLP
2011	$25,000	Anton & Chia LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2012	$0	Anton & Chia LLP
2011	$14,000	Anton & Chia LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Anton & Chia LLP
2011	$0	Anton & Chia LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Anton & Chia LLP
2011	$0	Anton & Chia LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.6

10.1	Independent Contractor Agreement with Jerome Hickey.	8-K	1/22/13	10.1

10.2	Amended Credit Agreement with Sidney Chan.	8-K	2/07/13	10.1

10.3	Independent Contractor Agreement with William Smith; dba Argos Advisors LLC.	10-K		10.1	X

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.6	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2013.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Chairman, Principal Executive Officer, Principal	March 28, 2013
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

LAWRENCE WEINSTEIN	President, Chief Operating Officer and a member	March 28, 2013
Lawrence Weinstein	of the Board of Directors

WILLIAM SMITH	Member of the Board of Directors	March 28, 2013
William Smith

KENNETH J. ROBULAK	Member of the Board of Directors	March 28, 2013
Kenneth J. Robulak

DR. ALFONSO SALAS	Member of the Board of Directors	March 28, 2013
Dr. Alfonso Salas

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.6

10.1	Independent Contractor Agreement with Jerome Hickey.	8-K	1/22/13	10.1

10.2	Amended Credit Agreement with Sidney Chan.	8-K	2/07/13	10.1

10.3	Independent Contractor Agreement with William Smith; dba Argos Advisors LLC.	10-K		10.1	X

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.5	Audit Committee Charter.	10-KSB	4/14/03	99.1

99.6	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X