Form 10-Q
period 2013-03-31
ALR TECHNOLOGIES INC.
filed 2013-05-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

88-0225807
(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 237,477,909 as of May 15, 2013.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,869	$11,082
Prepaid expenses and deposits	13,491	16,829
Total Assets	$28,360	$27,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,044,417	$1,002,185
Interest payable	1,695,839	1,569,321
Advances payable	110,613	105,613
Lines of credit to related parties	4,961,940	4,534,287
Related parties promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	13,099,128	12,497,725

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share

Shares issued and outstanding : 237,477,909 shares (December 31, 2012 – 236,477,909 shares)	237,477	236,477
Additional paid-in capital	33,297,372	33,154,436
Accumulated deficit	(46,605,617)	(45,860,727)
Total Stockholders’ Deficit	(13,070,768)	(12,469,814)
Total Liabilities and Stockholders’ Deficit	$28,360	$27,911

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

			October 21, 1998
	Three months Ended		(Inception)
	March 31,		to March 31,
	2013	2012	2013

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross Loss	-	-	(330,708)
Operating Expenses
Depreciation	-	-	52,694
Selling, general and administration	272,741	155,824	13,617,859
Market development	-	42,562	927,940
Product development costs	125,123	122,075	4,240,882
Professional fees	63,327	40,343	2,076,951
Total Operating Expenses	461,191	360,804	20,916,326
Operating Loss	(461,191)	(360,804)	(21,247,034)
Other Expenses (Income)
Interest expenses	301,247	482,689	25,073,284
Write-down of equipment	-	-	36,623
Other expenses (income)	(17,548)	(40,228)	248,676
Total Other Expenses	283,699	442,461	25,358,583
Net Loss	$(744,890)	$(803,265)	$(46,605,617)
Loss per share, basic and diluted	$-	$-

Weighted average shares outstanding, - basic and diluted	237,455,687	213,977,909

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Three Months Ended		(Inception)
	March 31,		to March 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(744,890)	$(803,265)	$(46,605,617)
Depreciation	-	-	52,694
Gain on disposal of equipment	-	-	36,623
Stock-based compensation-product development costs	1,499	-	680,543
Stock-based compensation-interest expenses	-	231,948	13,330,984
Stock-based compensation-selling, general and administration	51,967	-	3,345,112
Stock-based compensation-professional fees	11,992	-	56,807
Other non-cash items included in net loss	-	-	294,020
Non-cash imputed interest expenses	48,478	41,797	3,215,554
Unpaid Interest expense on line of credit	95,884	82,142	718,169
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	3,338	(13,900)	(13,491)
Increase (decrease) in accounts payable and accrued liabilities	42,232	(41,475)	1,548,171
Increase in interest payable	126,518	126,391	4,402,434
Income tax receivable	-	-	8,727

Net cash used in operating activities	(362,982)	(376,362)	(17,057,552)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares		-	1,512,403
Increase in advances payable	5,000	5,000	3,157,071
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit	361,769	366,131	4,455,736
Proceeds from issuance of promissory notes	-	-	9,418,678
Net cash provided by financing activities	366,769	371,131	17,115,499
Change in cash	3,787	(5,231)	14,869
Cash, beginning of period	11,082	11,002	-
Cash, end of period	$14,869	$5,771	$14,869
Supplemental information:
Shares issued to settle liabilities	-	-
Cash paid for interest	-	5,857
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on existing line of credit financing	-	1,493,702

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three month period ended March 31, 2013 and 2012 of $744,890 and $803,265 respectively.  In addition, losses incurred for the years ended December 31, 2012 and 2011 were $8,328,660 and $5,276,669 respectively. As of March 31, 2013, the Company is currently unable to self-finance its operations, has a working capital deficit of $13,070,768 ($11,512,582 at December 31, 2012), an accumulated stockholders’ deficit of $13,070,768 ($12,469,814 at December 31, 2012), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $13,099,128 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $6 million (As of March 31, 2013 the total balance outstanding was $4,961,940). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.    Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is in default and is now due on demand and continues to accrue interest at its stated rates. Certain overdue creditors have demanded repayment and have not yet been repaid by the Company as there are no funds available to make the repayments. The Company will make the necessary repayments when funds are generated and available from operations or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company could be required to cease operations.

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

2.    Significant Accounting Policies

The unaudited condensed consolidated financial statements as of March 31, 2013 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012 and the results of operations, and cash flows as of March 31, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. SEC.

The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

Index

 ALR TECHNOLOGIES INC.
A Development Stage Company
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

a)    Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2011	$1,930,695
Interest incurred on promissory notes payable	505,571
Repayment of interest payable through line of credit	(6,500)
Repayment of interest payable through exercise of options	(860,244)
Other	(201)
Balance, December 31, 2012	1,569,321
Interest incurred on promissory notes payable	126,518
Balance, March 31, 2013 (unaudited)	$1,695,839

Interest payable is to the following:

	March 31,	December 31,
	2013 (unaudited)	2012
Relatives of directors	$663,254	$586,697
Non-related parties	1,032,585	982,624
	$1,695,839	$1,569,321

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

b)    Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2011	$100,527
Advances accrued	60,000
Advances repaid from proceeds of line of credit	(54,914)
Balance, December 31, 2012	105,613
Advances accrued	15,000
Advances repaid from proceeds of line of credit	(10,000)
Balance, March 31, 2013 (unaudited)	$110,613

Advances payable are to the following:

	March 31,	December 31,
	2013 (unaudited)	2012
Advances payable to:
Companies controlled by directors	$65,524	$65,524
Current and former directors	45,089	40,089
	$110,613	$105,613

Advances payable are unsecured, bear no interest and are due on demand.

c)    Promissory notes payable to related parties:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2012 and March 31, 2013 (unaudited)	$5,286,319

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of March 31, 2013.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

Promissory notes payable are to the following:

Relatives of Directors - January 1, 2001 - June 30, 2012		March 31, 2013 (unaudited)	December 31, 2012

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

Unrelated Lenders		March 31, 2013 (unaudited)	December 31, 2012

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

d)    Interest expense

During the three months ended March 31, 2013, the Company incurred interest expense of $301,247 (2012: $482,689) substantially as follows:

-	$126,885 (2012: $126,802) incurred on promissory notes payables as shown in note 3(c);
-	$125,884 (2012: $82,142) incurred on lines of credit payable
-
$48,478 (2012: $41,797) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$Nil (2012: $231,948) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.    Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$ 2,425,905	$ 180,317	$ 2,606,222	General Security over Assets	Sales and Marketing Program
Spouse of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	355,718	2,355,718	General Security over Assets	Operations, Product Development
Total				$ 4,425,905	$ 536,035	$ 4,961,940

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2,500,000, increased to $4,000,000 on January 29, 2013, with the Company for the exclusive purpose of funding the costs of a comprehensive sales and marketing campaign.

As consideration for the two lines of credit, to March 31, 2013 and December 31, 2012, the Company has granted 124,250,000 options.

5.    Capital Stock

a)    Authorized share capital

500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)    Issued share capital

On January 2, 2013, a consultant of the Company exercised their option to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company recorded a reduction of $30,000 in accrued interest due and payable to a Director and Officer of the Company.

c)    Stock options

On January 1, 2013, the Company granted options to acquire 1,000,000 shares of its common stock at an exercise price of $0.03 per share, to expire on December 31, 2017. The option was exercised on January 2, 2013. The compensation expense related to the stock options was $29,983.

On January 28, 2013, the Company granted consultants the option to acquire 2,300,000 shares of its common stock at an exercise price of $0.05 per share to expire on January 28, 2018. The compensation expense related to the stock options, which vested was $35,475. The compensation expense related to the unvested stock options to be recognized upon vesting is $54,960.

On March 26, 2013, the Company granted options to acquire 500,000 share of its common stock at an exercise price of $0.03 per share, to expire on March 26, 2018. The option does not vest until the consultant enters into a full-time employment role with the Company. Therefore, no compensation expense related to these options has been recognized.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2013 (unaudited)		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	125,000,000	$0.03	62,800,000	$0.04
Granted	3,800,000	0.04	84,700,000	0.03
Exercised	(1,000,000)	0.03	(22,500,000)	(0.05)
Expired	-	$-	-	$-

Outstanding, end of period	127,800,000	$0.04	125,000,000	$0.03

Exercisable, end of period	126,387,500	$0.04	125,000,000	$0.03

The options outstanding at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	-	20,000,000	$0.05	$-
March 31, 2015	1,200,000	$0.25	-	1,200,000	0.25	-
March 6, 2016	35,750,000	$0.05	-	35,750,000	0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	0.05	-
May 23, 2016	100,000	$0.05	-	100,000	0.05	-
May 27, 2017	700,000	$0.05	-	700,000	0.05	-
May 31, 2017	500,000	$0.05	-	500,000	0.05	-
August 16, 2017	500,000	$0.05	-	500,000	0.05	-
December 28, 2017	14,250,000	$0.05	-	14,250,000	0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	0.03	-
January 28, 2018	2,300,000	$0.05	-	-	-	-
March 26, 2018	500,000	$0.03	-	-	-	-
Total	127,800,000	$0.04	-	125,000,000	$0.03
Weighted Average Remaining Contractual Life	3.76			3.98

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.03 (December 31, 2012: $0.03) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on March 31, 2013. As of March 31, 2013, Nil (December 31, 2012: Nil) of the stock options outstanding were in-the-money.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated  Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	March 31, 2013 (unaudited)	December 31, 2012

Risk-free interest rate	2.52%	1.76%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	305%	252%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2013 was $0.04 (2012: $Nil).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended March 31, 2013 (unaudited)	Three months ended March 31, 2012 (unaudited)
Interest expense:
Unrelated parties	$-	$231,948
Related parties	-	-
Selling, general and administration
Unrelated parties	51,967	-
Professional fees
Unrelated parties	11,992	-
Product development
Unrelated parties	1,499	-
	$65,458	$-

6.    Contingencies

Accounts payable and accrued liabilities as of March 31, 2013 include $177,810 (December 31, 2012 - $177,810) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.    Related Party Transactions

Related party transactions included the following:

	Three months ended March 31, 2013 (unaudited)	Three months ended March 31, 2012 (unaudited)
Development costs:
Consulting services rendered by an individual who is a director and officer of the Company	$-	$15,000

Interest expense:
Promissory notes issued to relatives of the Chairman	76,557	76,557
Lines of credit from Chairman and relatives of the Chairman	125,884	82,142
Stock options granted to Chairman of the Company	-	231,948

Selling, general and administration:
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400

Except as discussed in the next paragraph, all transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
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

9.    Subsequent Events

On April 9, 2013, the Company entered into two independent stock option agreements with two consultants whereby each consultant would obtain the right and option to acquire up to 500,000 shares of common stock of the Company at $0.03 per share until March 26, 2018. Each options becomes exercisable upon the consultant entering into a contract for a full-time employment position or equivalent role with the Company.

On May 1, 2013, the Company entered a stock option agreement with a consultant to acquire up to 2,000,000 common shares of the Company at $0.03 per share until April 30, 2018.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited  Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Overview

ALR Technologies Inc. was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name to ALR Technologies Inc. Also in in December 1998, the common shares of the Company began trading on the “Over the Counter Bulletin Board”. Today the Company trades under the symbol “ALRT.” ALRT products utilize internet based technologies to facilitate health care providers ability to monitor their patient’s health and ensure adherence to health maintenance activities.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Health-e-Connect (“HeC”) System.

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Recent Developments

On January 3, 2011, the Company entered into an agreement with Christine Kan to amend the original agreement for additional financing through its existing line of credit borrowing arrangement entered into May 25, 2010. Ms. Kan has granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. In exchange for providing the increased borrowing limit,

Index

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

On May 4, 2011, the Company granted a option to Mr. Larry Weinstein, our President, to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.20 per share for a term of five years from the date of grant. .

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

Index

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

On December 28, 2012, the Company issued an option to Mr. Lawrence Weinstein, our President, to acquire 1,000,000 shares of our common stock at an exercise price of $0.03 per share to expire on December 28, 2017.

On December 28, 2012, the Company issued an option to Mr. Sidney Chan, our Chief Executive Officer, to acquire 64,250,000 shares of our common stock as follows:

•	50,000,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017; and,
•	14,250,000 shares of common stock at an exercise price of $0.05 per share to expire on December 28, 2017

These options were granted for providing the additional line of credit to the Company that was finalized on January 29, 2013.

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

Index

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

On March 26, 2013, the Company granted the option to Dr. Kent Stoneking to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years. The option becomes vested if Dr. Stoneking accepts a full-time role with the Company.

On April 9, 2013, the Company granted the options to the following individuals to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years:

Mr. Andrew Klips
Mr. Steven Brassard

The respective options become vested if the individual accepts a full-time role with the Company.

On May 1, 2013, the Company entered into a consulting agreement with Argus Invest and Finance SA (“Argus”) to develop a multi-faceted investor awareness campaign for the Company. Under the terms of the agreement, Argus will be provided $10,000 per month, which maybe accrued twelve months. Either party can elect to terminate the agreement with 30 days’ notice. Argus was also granted the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.03 per share for five years.

Description of Business

ALR Technologies products utilize internet based technologies to facilitate health care providers ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The Health-e-Connect System has

Index

been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet based glucose monitoring system is an effective way of improving glucose control compared to conventional care.

Diabetes is a lifelong chronic disease with no cure.  However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications and thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee (the “Committee”) reports that “Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”

The Health-e-Connect System for diabetes management provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning of the patients.

The Health-e-Connect System and the Company’s universal upload cable are compatible with the majority of glucose meters available for sale in the United States. Once development and testing is completed, the universal cable will be offered to customers who’ve adopted the Health-e-Connect System.

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

2.
The patient load of primary care physicians in the United States will increase dramatically with the new healthcare law, and these physicians will require support from new technologies as well as assistance from care managers, family members and others in order to provide quality care. A new primary care model will emerge which will take advantage of new technologies; and

3.
Healthcare payers in the United States and worldwide will aggressively adopt technologies and services that will improve quality and lower costs of chronic diseases. In the highly competitive U.S. market, major healthcare plans have shown particularly strong interest in remote monitoring platforms that can accomplish these quality and cost goals.

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

Index

On January 1, 2013, the Company appointed Mr. William Smith Director of Commercial Strategies and Commercial Affairs and appointed Mr. Jerome Hickey Director Marketing and Sales. Mr. Smith was most recently Managing Director, Healthcare at NSI, LLC, a Washington, D.C.-based consulting firm where Mr. Smith advised pharmaceutical, biotechnology and medical device companies including AstraZeneca, MedImmune, Merck, UCB, and Genzyme. Prior to NSI, Mr. Smith worked for a decade at Pfizer Inc. where he was Vice President of U.S. Public Affairs and Policy. In that role, Smith was the lead advisor on U.S. policy issues to Pfizer's major commercial businesses in the United States. Mr. Hickey was most recently National Account Manager at Medicis Pharmaceutical Company, working with many of the largest healthcare payers in the U.S. Prior to Medicis, Mr. Hickey had extensive experience in sales at Pfizer Inc, rising from a sales representative to assume such positions as Director of Managed Markets Training and Regional Director of Managed Markets for the New York region, one of Pfizer's most important sales regions. Mr. Hickey was responsible for delivering over 1.4 billion dollars in gross revenue at Pfizer.

On January 28, 2013, the Company appointed Dr. Kent Stoneking Director of Diabetes Care Facilitation. Dr. Stoneking will oversee the hiring, training, and ongoing activities of ALRT’s Diabetes Care Facilitators (DCFs) who will monitor the data of diabetes patients and coordinate care with clinicians, caregivers, health plans and others. Dr. Stoneking is a Certified Diabetes Educator (CDE) who has gained extensive, hands-on experience working with a network of internal medicine and family practice physicians to assist patients with diabetes education and self-management training. He received his Doctor of Pharmacy from the University of Tennessee and is an affiliate member of the American Diabetes Association and the American Pharmacists Association. Dr. Stoneking is Chair of Pharmacy Practice at Union University School of Pharmacy, Jackson, Tennessee.

On March 13, 2013, the Company announced its partnership with the Mid-America Coalition on Health Care (MACHC). Under the partnership, the MACHC will introduce and offer pilot participation of ALRT's Health-e-Connect Diabetes Management Program to their membership. The Mid-American Coalition is the second oldest business related health care coalition in the U.S. and consists of 67 member organizations representing more than 500,000 employees in the Greater Kansas City area. The goal of the partnership is to assist their multi-stakeholder membership, some of which are the largest employers in the Kansas City area, better manage and reduce the costs for their employees living with diabetes.

On April 1, 2013, the Company entered into an agreement with America’s Health Insurance Plans (“AHIP”) to become an Affiliate Organization Member of AHIP until December 31, 2013, with provisions to extend the term. AHIP is the national trade association representing the health insurance industry. AHIP’s members provide health and supplemental benefits to more than 200 million Americans through employer-sponsored coverage, the individual insurance market, and public programs such as Medicare and Medicaid. AHIP advocates for public policies that expand access to affordable health care coverage to all Americans through a competitive marketplace that fosters choice, quality and innovation.

On April 10, 2013, the Company announced that Dr. James R. Gavin III was appointed Senior Medical Consultant of the Company. As Senior Medical Consultant, Dr. Gavin will provide strategic advice on clinical aspects of the company's operations with a particular focus on the company's Health-e-Connect Diabetes Management Program. Dr. Gavin will also provide strategic input on working with health care payers and providers based on his extensive network of medical colleagues. Dr. Gavin currently serves as CEO and Chief Medical Officer of Healing Our Village, Inc, Clinical Professor of Medicine at Emory University School of Medicine, and Clinical Professor of Medicine at Indiana University School of Medicine. Dr. Gavin is a former president of the American Diabetes Association.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Index

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months Ended March 31,
			Percentage
	2013	2012	Increase / (Decrease)
Revenue		-
Cost of Sales

Depreciation	$-	$-	-

General and administrative	272,741	155,824	75
Market development	-	42,562	(100)
Product development costs	125,123	122,075	2.5
Professional fees	63,327	40,343	57

Other items
Interest expenses	301,247	482,689	(38)
Other income	(17,548)	(40,228)	(56)

Net Loss	$744,890	$803,265	(7)

General and administrative expenses were $272,741 for the three month period ended March 31, 2013 as compared with $155,824 for the same period in the prior year.  The increase of $116,917 for the three month period can be attributed primarily to the following:

-	the Company incurred approximately $51,000 in connection with granting stock options to consultants
-	the Company incurred approximately $65,000 in connection with retaining additional consultants to assist in the strategic implementation of the Company’s business plan.

Index

Market development costs were $Nil for the three month period ended March 31, 2013 as compared with $42,562 for the same period in the previous year. During 2012, the Company retained a public relations and communications firm for the launch of its HeC product line. The costs incurred during 2012 substantially relate to fees paid for such services.

Product development costs were $125,123 for the three month period ended March 31, 2013, which is consistent with $122,075 for the same period in the previous year.

Professional fees were $63,327 for the three month period ended March 31, 2013 as compared with $40,343 for the same period in the previous year. The increase can be substantially attributed to stock options being granted during the three months ended March 31, 2013 to a consultant providing professional services to the Company.

Interest expense was $301,247 for the three month period ended March 31, 2013 as compared with $482,689 for the same period in the prior year.

Interest expense was from the following sources for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Interest expense incurred on promissory notes	$126,392	$126,391
Interest expense incurred on lines of credit	125,884	82,142
Imputed interest on zero interest loans	48,478	41,797
Stock options granted for promissory notes	-	231,948
Other	493	411
Total	$301,247	$482,689

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from March 31, 2012 to March 31, 2013.

Interest on Lines of Credit
As at March 31, 2013, the Company had borrowed an additional $1,700,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to March 31, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the three period ended March 31, 2013.

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the three months ended March 31, 2013 and the same periods ended March 31, 2012.

Stock Based Compensation
During the three months ended March 31, 2012, as consideration for advances of $241,731 provided by the Company’s Chairman during the period, 1,933,848 stock options vested. These stock options had a fair value of $231,948. The Company did not grant any stock options in consideration for promissory notes during the three months ended March 31, 2012.

Liquidity and Capital Resources

Working Capital
	March 31, 2013	December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$28,360	$27,911	1%
Current Liabilities	13,099,128	12,497,725	5%
Working Capital Deficit	$(13,070,768)	$(12,469,814)	(5%)

Index

Current Assets

The Company’s current assets as at March 31, 2013 and December 31, 2012 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $13,099,128 as at March 31, 2013 as compared to $12,497,723 as at December 31, 2012. Current liabilities were as follows:

	March 31, 2013	December 31, 2012	Change $	Change %
Accounts payable and accrued liabilities	$1,044,417	$1,002,185	$42,232	4%
Interest payable	1,695,839	1,569,321	126,518	8%
Advances payable	110,613	105,613	5,000	5%
Lines of credit to related parties	4,961,940	4,534,287	427,653	9%
Promissory notes payable to related parties	2,861,966	2,861,966	0	0%
Promissory notes payable	2,424,353	2,424,353	0	0%
Total current liabilities	$13,099,128	$12,497,725	$601,403	5%

The increase in interest payable of $126,518 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables and advances payable occurred as part of operations.

The increase in the lines of credit payable of $427,653 is attributable to borrowings of

-	$331,940 to fund operations, product development activities, overhead and its sales and marketing program.
-	$95,713 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows used in Operating Activities	$(362,982)	$(376,362)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$366,769	$371,131
Net (decrease) increase in Cash During Period	$3,787	$(5,231)

Cash Balances and Working Capital

As of March 31, 2013, the Company’s cash balance was $14,869 compared to $11,082 as of December 31, 2012.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2013 was $327,982 in comparison with $371,362 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

Index

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Market Development Activities	$-	$42,000
Product Development Consulting and Expenses	$108,000	$108,000
Professional Fees	$40,000	$40,000
Employee Wages	$42,000	$42,000
Travel and Trade Shows	$16,000	$25,000
Consulting	$48,000	$39,000
Compensation	$47,000	$47,000
Extinguishment of Payables	$25,000	$25,000
Other	$1,982	$3,362
Cash used in Operations	$362,982	$376,362

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2013 was $361,769 in comparison with $366,131sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2013 and 2012 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of March 31, 2013, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years
Accounts payable & accrued liabilities	$1,044,417	$1,044,417	$-	$-	$-
Interest payable	1,695,839	1,695,839	-	-	-
Advances payable	110,613	110,613	-	-	-
Line of credit	4,961,940	4,961,940	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	-	-	-
	$13,099,128	$13,099,128	$-	$-	$-

Index

As at March 31, 2013, the Company has borrowed $13,099,128. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it expects to commercially launch its HeC product during this period.

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

No changes from the period beginning January 1, 2013 to the date of this 10Q.

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2013, the Company had promissory notes payable and related interest payable, totalling $6,982,158 in default.

Index

ITEM 5.           OTHER INFORMATION.

The following list is compiled of three (3) Form 8-Ks, which we failed to file:

On March 26, 2013, the Company granted the option to Dr. Kent Stoneking to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years. The option becomes vested if Dr. Stoneking accepts a full-time role with the Company.

On April 9, 2013, the Company granted the options to the following individuals to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years:

•	Mr. Andrew Klips
•	Mr. Steven Brassard

The respective options become vested if the individual accepts a full-time role with the Company.

On May 1, 2013, the Company entered into a consulting agreement with Argus Invest and Finance SA (“Argus”) to develop a multi-faceted investor awareness campaign for the Company. Under the terms of the agreement, Argus will be provided $10,000 per month, which maybe accrued twelve months. Either party can elect to terminate the agreement with 30 days’ notice. Argus was also granted the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.03 per share for five years.

ITEM 6.           EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Articles of Amendment to the Articles of Incorporation, dated	8-K	10/14/11	3.2
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
10.4	Amended Credit Agreement with Sidney Chan.	8-K	2/07/13	10.1
10.5	Independent Contractor Agreement with William Smith; Dba Argos Advisors LLC.	10-K	3/29/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6

Index

99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2013.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Articles of Amendment to the Articles of Incorporation, dated	8-K	10/14/11	3.2
10.1	Indemnity Agreement with Marcus Da Silva.	8-K	8/14/00	10.1
10.2	Purchase and Sales Agreement with Marcus Da Silva.	8-K	8/14/00	10.2
10.3	Project Agreement with Tandy Electronics (Far East) Ltd.	10-KSB	4/17/01	10.1
10.4	Amended Credit Agreement with Sidney Chan.	8-K	2/07/13	10.1
10.5	Independent Contractor Agreement with William Smith; Dba Argos Advisors LLC.	10-K	3/29/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Termination Agreement with Michael Best.	10-SB	12/10/99	99.5
99.6	Termination Agreement with Norman van Roggen.	10-SB	12/10/99	99.6
99.7	Assignment Agreement.	10-SB	12/10/99	99.7
99.8	Distributorship Agreement.	10-SB/A	1/14/00	99.8
99.9	Settlement Agreement with 706166 Alberta Ltd., 745797 Alberta Ltd., Lorne Drever, Debbie MacNutt, Dean Drever, Sandra Ross and Sidney Chan.	8-K	2/02/00	99.1
99.10	Agreement to Provide Services with Horizon Marketing & Research, Inc.	10-KSB	4/17/01	99.1
99.11	Agreement to Provide Services with Dr. Jaroslav Tichy.	10-KSB	4/17/01	99.11
99.12	Agreement to Provide Services with Knight’s Financial Limited regarding Christine Kan.	10-KSB	4/17/01	99.12
99.13	Agreement to Provide Services with Knight’s Financial Limited regarding Sidney Chan.	10-KSB	4/17/01	99.13
99.14	Agreement to Provide Services with Bert Honsch.	10-KSB	4/17/01	99.14
99.15	Agreement to Provide Services with Kenneth Berkholtz.	10-KSB	4/17/01	99.15
99.16	Agreement to Provide Services with Jim Cleary.	10-KSB	4/17/01	99.16
99.17	Settlement agreement with Ken Robulak.	10-KSB	4/17/01	99.17
99.18	Agreement to Provide Services with RJF Management Resource Associates, LLC.	10-KSB	4/15/02	99.18
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X