Form 10-Q
period 2013-06-30
ALR TECHNOLOGIES INC.
filed 2013-08-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 237,477,909 as of August 14, 2013.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,093	$11,082
Prepaid expenses and deposits	4,771	16,829
Total Assets	$35,864	$27,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,082,249	$1,002,185
Interest payable	1,822,231	1,569,321
Advances payable	115,613	105,613
Lines of credit to related parties	5,479,704	4,534,287
Related parties promissory notes payable	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	13,786,116	12,497,725

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share

Shares issued and outstanding : 237,477,909 shares (December 31, 2012 – 236,477,909 shares)	237,477	236,477
Additional paid-in capital	33,444,229	33,154,436
Accumulated deficit	(47,431,958)	(45,860,727)
Total Stockholders’ Deficit	(13,750,252)	(12,469,814)
Total Liabilities and Stockholders’ Deficit	$35,864	$27,911

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Six months Ended		(Inception)
	June 30		June 30		to June 30,
	2013	2012	2013	2012	2013
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)

Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	-	41,814	-	84,376	927,940
General and administration	233,930	261,681	506,671	417,505	13,851,789
Product development	123,464	103,331	248,587	225,406	4,364,346
Professional fees	162,016	28,970	225,343	69,313	2,238,967
Total Operating Expenses	519,410	435,796	980,601	796,600	21,435,736
Operating Loss	(519,410)	(435,796)	(980,601)	(796,600)	(21,766,444)
Other Expenses
Interest	306,633	2,648,985	607,880	3,131,674	25,379,917
Loss on write-off equipment	-	-	-	-	36,623
Other items	298	328	(17,250)	(39,900)	248,974
Total Other Expenses	306,931	2,649,313	590,630	3,091,774	25,665,514
Net Loss	$(826,341)	$(3,085,109)	$(1,571,231)	$(3,888,374)	$(47,431,958)
Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, - basic and diluted	237,477,909	213,977,909	237,472,353	213,977,909

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Six Months Ended		(Inception)
	June 30,		to June 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(1,571,231)	$(3,888,374)	$(47,947,958)
Depreciation	-	-	52,694
Loss on write-off of equipment	-	-	36,623
Stock-based compensation-product development costs	2,998	1,749	682,042
Stock-based compensation-interest expenses	-	2,616,602	13,330,984
Stock-based compensation-selling, general and administration	57,963	13,992	3,351,108
Stock-based compensation-professional fees	111,928	20,989	156,743
Other non-cash items included in net loss	-	-	294,020
Non-cash imputed interest expenses	87,904	83,163	3,254,980
Unpaid Interest expense on line of credit	265,777	178,033	888,062
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	12,058	(7,233)	(4,771)
Increase (decrease) in accounts payable and accrued liabilities	80,064	(54,363)	1,586,002
Increase in interest payable	252,910	246,285	4,528,826
Income tax receivable	-	-	8,727
Net cash used in operating activities	(699,629)	(789,157)	(17,394,199)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Increase in advances payable	10,000	5,000	3,162,071
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from borrowings on line of credit	709,640	778,192	4,803,609
Proceeds from issuance of promissory notes	-	-	9,418,676
Net cash provided by financing activities	719,640	783,192	17,468,370
Change in cash	20,011	(5,965)	31,093
Cash, beginning of period	11,082	11,002	-
Cash, end of period	$31,093	$5,037	$31,093
Supplemental information:
Shares issued to settle liabilities	30,000		6,837,473
Cash paid for interest	-		1,223,335

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.    Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is preparing to commercialize its Health-e-Connect system in preparation for its commercial launch.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six month period ended June 30, 2013 and 2012 of $1,571,231 and $3,888,374 respectively.  In addition, losses incurred for the years ended December 31, 2012 and 2011 were $8,328,660 and $5,276,669 respectively. As of June 30, 2013, the Company is currently unable to self-finance its operations, has a working capital deficit of $13,750,252 ($12,469,814 at December 31, 2012), an accumulated stockholders’ deficit of $47,431,958 ($45,860,727 at December 31, 2012), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $13,786,116 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing of $6 million (As of June 30, 2013 the total balance outstanding was $5,479,704 including principal of $4,803,776 and accrued interest). The ability of the Company to continue as a going concern is dependent upon the realization profitable operations. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

The Company’s activities will necessitate significant uses of working capital beyond 2013. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the line of credit it currently has available and will seek additional sources if required, as determined by management.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.    Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2013 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2013 and December 31, 2012 and the results of operations, and cash flows as of June 30, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. SEC.

The results of operations for the six month period ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Index

 ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable

On September 4, 2009, the Company received a Notice of Credit Judgment from the Superior Court of the State of North Carolina, whereby the Company was ordered to pay two creditors holding promissory notes payable (the “plaintiffs”) an aggregate amount of $1,988,000 for principal, interest and legal fees incurred. Subsequent to the verdict, the Company, two directors, a relative of a director (the “Purchaser”) and the plaintiffs entered into a settlement agreement (the “Settlement Agreement”) whereby a relative of a director acquired $1,313,000 of debts from the plaintiffs in a private transaction. The remaining $675,000 due to the plaintiffs was exchanged for common shares of the Company as part of a separate debt for shares settlement. As part of the Settlement Agreement, a second director, not related to the Purchaser, assigned unsecured advances payable of the Company with no stated terms of interest, totalling $425,000, to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

-      $300,000 repayable at a rate of $25,000 per month (note 6); and
-      $125,000 repayable in whole by January 15, 2011 (unpaid)

a)    Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2011	$1,930,695
Interest incurred on promissory notes payable	505,571
Repayment of interest payable through line of credit	(6,500)
Repayment of interest payable through exercise of options	(860,244)
Other	(201)
Balance, December 31, 2012	1,569,321
Interest incurred on promissory notes payable	252,910
Balance, June 30, 2013 (unaudited)	$1,822,231

Interest payable is to the following:

	June 30, 2013	December 31, 2012
	(unaudited)
Relatives of directors	$739,810	$586,697
Non-related parties	1,082,421	982,624
	$1,822,231	$1,569,321

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding (note 3 c).

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

b)    Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2011	$100,527
Advances accrued	60,000
Advances repaid from proceeds of line of credit	(54,914)
Balance, December 31, 2012	105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Balance, June 30, 2013 (unaudited)	$115,613

Advances payable are to the following:

	June 30, 2013	December 31, 2012
	(unaudited)
Advances payable to:
Company controlled by former Director	$65,524	$65,524
Former Director	50,089	40,089
	$115,613	$105,613

Advances payable are unsecured, bear no interest and are due on demand.

c)    Promissory notes payable:

A summary of the promissory notes payable activity is as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Promissory notes payable:
Relatives of Directors	$2,861,966	$2,861,966
Unrelated Lenders	2,424,353	2,424,353
	$5,286,319	$5,286,319

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of June 30, 2013.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

Promissory notes payable are to the following:

Relatives of Directors		June 30, 2013 (unaudited)	December 31, 2012

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

Unrelated Lenders		June 30, 2013 (unaudited)	December 31, 2012

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

d)    Interest expense

During the six months ended June 30, 2013, the Company incurred interest expense of $607,880 (2012: $3,131,674) primarily as follows:

-	$252,785 (2012: $252,785) incurred on promissory notes payables as shown in note 3(c);
-	$265,777 (2012: $178,033) incurred on lines of credit payable
-
$87,904 (2012: $83,163) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$Nil (2012: $2,616,602) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.    Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$ 2,803,776	$ 259,543	$ 3,063,319	General Security over Assets	Operations, Product Development
Spouse of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	416,385	2,416,385	General Security over Assets	Operations, Product Development
Total				$ 4,803,776	$ 675,928	$ 5,479,704

On March 6, 2011, the Chairman of the Company established a line of credit of up to $2,500,000, increased to $4,000,000 on January 29, 2013, with the Company. As consideration for the two lines of credit, to June 30, 2013 and December 31, 2012, the Company has granted 124,250,000 options.

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

c)    Stock options

On January 1, 2013, the Company granted options to acquire 1,000,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The option was exercised on January 2, 2013. The compensation expense recognized related to the grant of the options was $29,983.

On January 28, 2013, the Company granted consultants the option to acquire 2,300,000 shares of its common stock at an exercise price of $0.05 per share for a term of five years. The compensation expense related to the stock options, which vested was $42,969. The compensation expense related to the unvested stock options to be recognized upon vesting is $54,960.

On March 26, 2013, the Company granted a consultant the options to acquire 500,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The option does not vest until the consultant enters into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated  Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

On April 9, 2013, the Company granted two consultants each the respective and individual option to acquire 500,000 share of its common stock at an exercise price of $0.03 per share for a term of five years. The option do not vest for either consultant until the individuals enter into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized.

On May 1, 2013, the Company granted one consultant the option to acquire 2,000,000 shares of common stock of the Company at an exercise price of $0.03 per share for a period of five years. The compensation expense recognized related to this option grant was $99,937.

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2013 (unaudited)		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	125,000,000	$0.03	62,800,000	$0.04
Granted	6,800,000	0.03	84,700,000	0.03
Exercised	(1,000,000)	0.03	(22,500,000)	(0.05)
Expired	-	-	-	-

Outstanding, end of period	130,800,000	$0.04	125,000,000	$0.03

Exercisable, end of period	128,400,000	$0.04	125,000,000	$0.03

The options outstanding at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	$-	20,000,000	$0.05	$-
March 31, 2015	1,200,000	$0.25	$-	1,200,000	$0.25	$-
March 6, 2016	35,750,000	$0.05	$-	35,750,000	$0.05	$-
May 4, 2016	1,000,000	$0.05	$-	1,000,000	$0.05	$-
May 23, 2016	100,000	$0.05	$-	100,000	$0.05	$-
May 27, 2017	700,000	$0.05	$-	700,000	$0.05	$-
May 31, 2017	500,000	$0.05	$-	500,000	$0.05	$-
August 16, 2017	500,000	$0.05	$-	500,000	$0.05	$-
December 28, 2017	14,250,000	$0.05	$-	14,250,000	$0.05	$-
December 28, 2017	51,000,000	$0.03	$0.01	51,000,000	$0.03	$0.01
January 28, 2018	2,300,000	$0.05	$-	-	$-	$-
March 26, 2018	500,000	$0.03	$0.01	-	$-	$-
April 9, 2018	1,000,000	$0.03	$0.01	-	$-	$-
May 1, 2018	2,000,000	$0.03	$0.01	-	$-	$-
Total	130,800,000	$0.04	-	125,000,000	$0.04

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated  Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

Weighted Average Remaining Contractual Life	3.54	3.98

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.04 (December 31, 2012: $0.03) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on June 30, 2013. As of June 30, 2013, 55,700,000 (December 31, 2012: Nil) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	June 30, 2013 (unaudited)	December 31, 2012
Risk-free interest rate	2.52%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	298%	306%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2013 was $0.04 (December 31, 2012: $0.03).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Market development
Unrelated parties	$-	$20,989	$-	$20,989
Interest expense:
Related parties	$-	$2,616,602	$-	$2,616,602
Product development fees
Unrelated parties	$1,499	$1,749	$2,998	$1,749
Professional fees:
Unrelated parties	$99,937	$-	$111,928	$-
General and administrative:
Unrelated parties	$5,996	$13,992	$57,963	$13,992

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.    Contingencies

Accounts payable and accrued liabilities as of June 30, 2013 include $177,810 (December 31, 2012 - $177,810) owing to a supplier, which the Company disputes as owing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.    Related Party Transactions

Related party transactions included the following:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
DEVELOPMENT COSTS:
Consulting services rendered by an individual who is a director and officer of the Company	$-	$15,000	$-	$30,000

INTEREST EXPENSE:
Promissory notes issued to relatives of the Chairman	76,557	76,557	153,113	153,113
Lines of credit from the Chairman & Chief Executive Officer of the Company and his spouse	139,893	98,982	265,777	178,033
Stock options granted to Chairman & Chief Executive Officer of the Company	-	2,383,454	-	2,616,602

SELLING, GENERAL & ADMINISTRATIVE:
Consulting services rendered by the Chairman of the Board & Chief Executive Officer	47,400	47,400	94,800	94,800
Consulting services rendered by a member of the Board of Director in his capacity as management of the Company	31,500	-	63,000	-

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

On March 6, 2011, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, Mr. Sidney Chan, established a line of credit of up to $2.5 million with the Company for the exclusive purpose of funding the costs of a comprehensive marketing campaign. Under a related agreement, also dated as of March 6, 2011, Mr. Chan was granted the option to acquire 20,000,000 shares of common stock of the Company exercisable at $0.125 per share, expiring March 5, 2016. The option was to become exercisable on the basis of eight options for each one dollar borrowed under the line of credit to meet the costs of a sales and marketing program. On October 24, 2011, the March 6, 2011 agreement was amended to allow the Company to borrow the remaining funds available for general corporate matters. On June 27, 2012, the option to acquire 20,000,000 shares of common stock granted on March 6, 2011 was modified so that the portion of the option unvested was immediately to vest and the exercise price of that option was reduced from $0.125 per share to $0.07 per share, and subsequently to $0.05 per share on December 28, 2012. Also, on June 27, 2012, the Company granted the Mr. Chan the option to acquire an additional 15,750,000 shares of common stock with an exercise price of $0.07 per share, expiry date on March 6, 2016, and subsequently reduced to $0.05 per share on December 28, 2012.

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

The foregoing options to Messrs. Stafford and Brassard have been exercised.

On May 4, 2011, the Company granted a option to Mr. Larry Weinstein, a member of the Board of Director and the President of the Company, to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.20 per share for a term of five years from the date of grant.

On May 24, 2011, the Company granted the option to acquire 100,000 shares of common stock of the Company at $0.20 per share for a term of five years to Mr. Kenneth Robulak. The options are exercisable at $0.20 per share for five years from the date of grant. Mr. Robulak was a consultant of the Company and in August 2012, was appointed to the Board of Directors of the Company.

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

On August 21, 2012, the Company was notified by Ms. Christine Kan that she would be exercising her option to acquire 20,000,000 restricted shares of common stock at $0.05 per share in exchange for her forgiveness of accumulated outstanding debts owed by the Company to her in the amount of $1,000,000.

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

On December 28, 2012, the Company issued an option to Mr. Sidney Chan, to acquire 64,250,000 shares of common stock as follows:
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

On April 9, 2013, the Company granted the respective option to the following individuals to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years:

Mr. Andrew Klips
Mr. Steven Brassard

The respective options become vested if the individual accepts a full-time role with the Company.

On May 1, 2013, the Company entered into a consulting agreement with Argus Invest and Finance SA (“Argus”) to develop a multi-faceted investor awareness campaign for the Company. Under the terms of the agreement, Argus will be provided $10,000 per month. Either party can elect to terminate the agreement with 30 days’ notice. Argus was also granted the option to acquire 2,000,000 shares of common stock at a price of $0.03 per share for five years.

On June 25, 2013, the Company adopted charters for a nomination committee and compensation committee and the following members of the Board of Directors were appointed to the respective committees:

Compensation Committee	Nomination Committee
Mr. Kenneth Robulak, Chair	Mr. Kenneth Robulak, Chair
Dr. Alfonso Salas	Dr. Alfonso Salas
Mr. Sidney Chan	Mr. Sidney Chan

Index

Each committee is comprised of a majority of independent directors as Mr. Robulak and Dr. Salas are independent members of the Board of Directors. Mr Chan is not independent as he is the Chief Executive Officer of the Company.

Description of Business

ALR Technologies products utilize internet based technologies to facilitate health care providers’ ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The Health-e-Connect System has been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet based glucose monitoring system is an effective way of improving glucose control compared to conventional care.

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

Index

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

On January 1, 2013, the Company announced Mr. William Smith would be appointed Director of Commercial Strategies and Commercial Affairs (effective Feb 1, 2013) and appointed Mr. Jerome Hickey Director Marketing and Sales. Mr. Smith was most recently Managing Director, Healthcare at NSI, LLC, a Washington, D.C.-based consulting firm where Mr. Smith advised pharmaceutical, biotechnology and medical device companies including AstraZeneca, MedImmune, Merck, UCB, and Genzyme. Prior to NSI, Mr. Smith worked for a decade at Pfizer Inc. where he was Vice President of U.S. Public Affairs and Policy. In that role, Smith was the lead advisor on U.S. policy issues to Pfizer's major commercial businesses in the United States. Mr. Hickey was most recently National Account Manager at Medicis Pharmaceutical Company, working with many of the largest healthcare payers in the U.S. Prior to Medicis, Mr. Hickey had extensive experience in sales at Pfizer Inc, rising from a sales representative to assume such positions as Director of Managed Markets Training and Regional Director of Managed Markets for the New York region, one of Pfizer's most important sales regions. Mr. Hickey was responsible for delivering over 1.4 billion dollars in gross revenue at Pfizer.

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

On April 10, 2013, the Company announced that Dr. James R. Gavin III was appointed Senior Medical Consultant of the Company. As Senior Medical Consultant, Dr. Gavin will provide strategic advice on clinical aspects of the company's operations with a particular focus on the company's Health-e-Connect Diabetes Management Program. Dr. Gavin will also provide strategic input on working with health care payers and providers

Index

based on his extensive network of medical colleagues. Dr. Gavin currently serves as CEO and Chief Medical Officer of Healing Our Village, Inc (“Healing Our Village”), Clinical Professor of Medicine at Emory University School of Medicine, and Clinical Professor of Medicine at Indiana University School of Medicine. Dr. Gavin is a former president of the American Diabetes Association.

On June 17, 2013, the Company announced a project partnership with Healing our Village whereby up to 500 patients in the Healing Our Village diabetes management program would be utilizing ALRT’s Health-e-Connect Diabetes Remote Monitoring Program. Healing Our Village develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. In particular, HOV specializes in disease state and medication therapy management programs, clinical trial support, patient education, as well as outreach for health care professionals and minority communities.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2013 and 2012, which have been prepared in accordance with U.S. GAAP.

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

Consolidated Results of Operations

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Percentage Increase/(Decrease)	2013	2012	Percentage Increase/(Decrease)
Revenue	$-	$-	0%	$-	$-	0%
Cost of sales	-	-	0%	-	-	0%
Depreciation	-	-	0%	-	-	0%
Market development	-	41,814	(100%)	-	84,376	(100%)
General and administrative	233,930	261,681	(11%)	506,671	417,505	(21%)
Product development	123,464	103,331	19%	248,587	225,406	10%
Professional fees	162,016	28,970	459%	225,343	69,313	225%
Interest expenses	306,633	2,648,985	(88%)	607,880	3,131,674	(81%)
Other income	298	328	(9%)	(17,250)	39,900	(56%)

Net Loss	$826,341	$3,085,109	(73%)	$1,571,231	$3,888,374	(60%)

Index

General and administrative expenses were $233,930 for the three month period ended and $506,671 for the six month period ended June 30, 2013 as compared with $261,681 for the three month period ended and 417,505 for the six month period ended June 30, 2012. The decrease of $27,751 for the three month period can be attributed primarily to the following:

-	the Company’s stock based compensation expense for the quarter was less than during Q2 2013 than compared to Q2 2012
-
the Company placed greater reliance on 3rd party consulting firms during Q2 2012 which resulted in higher rates, whereas during Q2 2013, the Company advanced in its business plan and had appointed individuals to the following positions:

o	Director, Commercialization & External Affairs
o	Director, Sales & Marketing
o	Director, Diabetes Care Facilitators

Market development costs were $Nil for the three month period ended and six month period ended June 30, 2013 as compared with $41,814 for the three month period ended and $84,376 for the six month period ended June 30, 2012. During 2012, the Company retained a public relations and communications firm for the launch of its HeC product line. The costs incurred during 2012 substantially relate to fees paid for such services.

Product development costs were $123,464 for the three month period ended and $248,587 for the six month period ended June 30, 2013 compared with $103,331 for the three month period ended and $225,406 for the six month period ended June 30, 2012. For the first six months of the 2013 fiscal year, the Company has three additional contractors as compared with the same period during 2012.

Professional fees were $162,016 for the three month period ended and $225,343 for the six month period ended June 30, 2013 as compared with $28,970 for the three month period ended and $69,313 for the six month period ended June 30, 2012. During the six months ended June 30, 2013, the Company granted the option to acquire 2,300,000 shares of common stock to consultants, whereas, during the same period in 2012, the Company did not grant any options. The Company recognized $111,928 of expense for the grant of these options.

  Interest expense was $306,633 for the three month period ended and $607,880 for the six month period ended June 30, 2013 as compared with $2,648,985 for the three month period ended and $3,131,674 for the six month period ended June 30, 2012.

Interest expense was from the following sources for the six months ended June 30, 2013 and 2012:
	Six months ended June 30, 2013	Six months ended June 30, 2012
Interest expense incurred on promissory notes	$252,785	$252,785
Interest expense incurred on lines of credit	265,777	178,033
Imputed interest on zero interest loans	87,904	83,163
Stock options granted for promissory notes	-	2,616,602
Other	1,414	1,091
Total	$607,880	$3,131,674

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from March 31, 2012 to March 31, 2013.

Interest on Lines of Credit
As at June 30, 2013, the Company had borrowed an additional $1.45M against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to as at June 30, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the three & six month periods ended June 30, 2013 compared to the same periods ended June 30, 2012.

Index

Imputed Interest
The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained substantially consistent for the three months ended June 30, 2013 and the same periods ended June 30, 2012.

Stock Based Compensation
During the six months ended June 30, 2013, the Company did not have activity with stock options related to the debt of the Company. During the six months ended June 30, 2012:

1.
Compensation expense of $231,948 was recognized as a result of stock options vesting pursuant to the Company borrowing funds on a line of credit borrowing arrangement with the Chairman and Chief Executive Officer of the Company

2.	On June 27, 2012, the 20,000,000 stock options granted to the Chairman and Chief Executive Officer of the Company on March 6, 2011 were modified as follows:

a.	All stock options remaining unvested were immediately vested
b.	The exercise price was reduced from $0.125 per share to $0.07 per share
c.	The compensation expense related to the immediate vesting of the options was $1,252,386 and related to the medication of stock options was $1,280.

3.
Furthermore, on June 27, 2012, the Company granted the Chairman 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The compensation expense related to these stock options was $1,130,988.

Liquidity and Capital Resources

Working Capital
	June 30, 2013	December 31, 2012	Percentage Increase / (Decrease)
Current Assets	$35,864	$27,911	28%
Current Liabilities	13,786,116	12,497,725	10%
Working Capital Deficit	$(13,750,252)	$(12,469,814)	10%

Current Assets

The Company’s current assets as at June 30, 2013 and December 31, 2012 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $13,786,116 as at June 30, 2013 as compared to $12,497,723 as at December 31, 2012. Current liabilities were as follows:

	June 30, 2013	December 31, 2012	Change $	Change %
Accounts payable and accrued liabilities	$1,082,249	$1,002,185	$80,064	8%
Interest payable	1,822,231	1,569,321	252,910	16%
Advances payable	115,613	105,613	10,000	9%
Lines of credit to related parties	5,479,704	4,534,287	945,417	21%
Promissory notes payable to related parties	2,861,966	2,861,966	0	0%
Promissory notes payable	2,424,353	2,424,353	0	0%
Total current liabilities	$13,786,116	$12,497,725	$1,288,391	10%

Index

The increase in interest payable of $126,518 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables and advances payable occurred as part of operations.

The increase in the lines of credit payable of $947,417 is attributable to borrowings of

-	$709,640 to fund operations, product development activities, overhead and its sales and marketing program.
-	$265,777 of unpaid interest incurred on the principal of the borrowed amounts (less $30,000 used as consideration for the exercise of 1,000,000 stock options)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows used in Operating Activities	$(699,629)	$(784,157)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$719,640	$778,192
Net (decrease) increase in Cash During Period	$20,011	$(5,965)

Cash Balances and Working Capital

As of June 30, 2013, the Company’s cash balance was $31,093 compared to $11,082 as of December 31, 2012.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six month period ended June 30, 2013 was $699,629 in comparison with $784,157 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Market Development Activities	$-	$84,000
Product Development Consulting and Expenses	$231,000	$188,000
Personnel (Contactors & Consultants)	$224,000	$227,000
Professional Fees	$92,000	$69,000
Employee Wages	$84,000	$84,000
Travel and Trade Shows	$68,000	$78,000
Other	$17,879	$54,000
Recovery of Expenses	$(17,250)	$157
Cash used in Operations	$699,629	$784,157

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2013 was $719,640 in comparison with $778,192 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2013 and 2012 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Index

Short and Long Term Liquidity

As of June 30, 2013, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

		Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 Years
Accounts payable & accrued liabilities	$1,082,249	$1,082,249	$-	$-	$-
Interest payable	1,822,231	1,822,231	-	-	-
Advances payable	115,613	115,613	-	-	-
Line of credit	5,479,704	5,479,704	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	-	-	-
	$13,786,116	$13,786,116	$-	$-	$-

As at June 30, 2013, the Company has borrowed $13,786,116. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it expects to commercially launch its HeC product during this period.

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

Index

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

    There was no change in our internal or disclosure controls over financial reporting during the three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

No changes from the period beginning April 1, 2013 to the date of this 10Q.

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2013, the Company had promissory notes payable and related interest payable, totalling $7,108,551 in default.

Index

ITEM 6.                EXHIBITS.

The following Exhibits are attached hereto:

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.5
3.6	Amendment to Bylaws, dated October 13, 2011.	8-K	10/13/11	3.6
3.7	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12	3.7
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.6	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
99.7	Compensation Committee Charter.	10-Q	8/14/13	99.7	X
99.8	Nomination Committee Charter.	10-Q	8/14/13	99.8	X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2013.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.5
3.6	Amendment to Bylaws, dated October 13, 2011.	8-K	10/13/11	3.6
3.7	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12	3.7
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.5	Audit Committee Charter.	10-KSB	4/14/03	99.1
99.6	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
99.7	Compensation Committee Charter.	10-Q	8/14/13	99.7	X
99.8	Nomination Committee Charter.	10-Q	8/14/13	99.8	X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X