Form 10-Q
period 2013-09-30
ALR TECHNOLOGIES INC.
filed 2013-11-14
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 237,477,909 as of November 14, 2013.

ALR TECHNOLOGIES INC.
Development Stage Company

PART I.  FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$37,012	$11,082
Prepaid expenses and deposits	576	16,829
Total Assets	$37,588	$27,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,091,557	$1,002,185
Interest payable	1,948,625	1,569,321
Advances payable	115,613	105,613
Lines of credit due to related parties	5,995,476	4,534,287
Promissory notes payable to related parties	2,861,966	2,861,966
Promissory notes payable	2,424,353	2,424,353
Total Liabilities	14,437,590	12,497,725

STOCKHOLDERS’ DEFICIT:
Capital stock

Authorized: 500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share

Shares issued and outstanding : 237,477,909 shares of common stock (December 31, 2012 – 236,477,909 shares)	237,477	236,477
Additional paid-in capital	33,495,807	33,154,436
Accumulated deficit	(48,133,286)	(45,860,727)
Total Stockholders’ Deficit	(14,400,002)	(12,469,814)
Total Liabilities and Stockholders’ Deficit	$37,588	$27,911

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Nine months Ended		(Inception) to
	September 30		September 30		September 30,
	2013	2012	2013	2012	2013
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	-	155,049	-	239,425	927,940
General and administration	207,352	199,810	714,023	617,315	14,059,141
Product development	107,766	142,744	356,353	368,150	4,472,112
Professional	63,683	22,937	289,026	92,250	2,302,650
Total Operating Expenses	378,801	520,540	1,359,402	1,317,140	21,814,537
Operating Loss	(378,801)	(520,540)	(1,359,402)	(1,317,140)	(22,145,245)
Other Expenses
Interest	322,527	272,292	930,407	3,403,966	25,702,444
Loss on write-off of equipment	-	-	-	-	36,623
Other items	-	-	(17,250)	(39,900)	248,974
Total Other Expenses	322,527	272,292	913,157	3,364,066	25,988,041
Net Loss	$(701,328)	$(792,832)	$(2,272,559)	$(4,681,206)	$(48,133,286)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding, - basic and diluted	237,477,909	224,087,799	237,470,583	217,347,872

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Nine Months Ended		(Inception)
	September 30,		to September 30,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(2,272,559)	$(4,681,206)	$(48,133,286)
Depreciation	-	-	52,694
Loss on write-off of equipment	-	-	36,623
Stock-based compensation including in product development expenses	4,497	1,749	683,541
Stock-based compensation included in interest expenses	-	2,616,602	13,330,984
Stock-based compensation included in selling, general and administration expenses	63,959	46,591	3,357,104
Stock-based compensation included in professional expenses	111,928	20,989	156,743
Imputed interest expenses	131,987	124,167	3,299,063
Unpaid Interest expense on lines of credit	417,551	286,738	1,039,836
Equity instruments issued to settle liabilities	-	-	1,871,718
Advances accrued	30,000	-	0
Other non-cash items included in net loss	-	-	294,020
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	16,253	(32,269)	(576)
Increase in accounts payable and accrued liabilities	89,372	49,662	1,595,314
Increase in interest payable	379,304	372,680	4,655,220
Income tax receivable	-	-	8,727
Net cash used in operating activities	(1,027,708)	(1,194,297)	(17,752,275)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	1,073,638	1,191,069	5,167,604
Proceeds from issuance of promissory notes	-		9,418,676
Proceeds from issuance of shares	-	-	1,512,403
Proceeds from (repayment of) advances payable	(20,000)	5,000	3,162,071
Repayment of promissory notes and advances payable	-	-	(970,879)
Repurchase of common stock	-	-	(342,038)
Other financing activities	-	-	(115,472)
Net cash provided by financing activities	1,053,638	1,196,069	17,832,365
Change in cash	25,930	(1,772)	37,012
Cash, beginning of period	11,082	11,002	-
Cash, end of period	$37,012	$12,774	$37,012
Supplemental information:
Shares issued to settle liabilities	30,000	-	6,837,473
Cash paid for interest	-	-	1,223,335

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.    Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is preparing to commercialize its Health-e-Connect system and is in the process of launching pilot projects which, if successful, could lead to revenues.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine month period ended September 30, 2013 and 2012 of $2,272,559 and $4,681,206 respectively. As of September 30, 2013, the Company is currently unable to self-finance its operations, has a working capital deficit of $14,400,002 ($12,469,814 at December 31, 2012), an accumulated stockholders’ deficit of $48,133,286 ($45,860,727 at December 31, 2012), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totalling $14,437,590 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available principal draw-downs of $6 million (As of September, 2013 the total balance outstanding was $5,995,476 including principal of $5,167,774 and accrued interest). The Company has borrowing of $832,226 remaining on these debt facilities. The ability of the Company to continue as a going concern is dependent upon the realization profitable operations. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line.

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

2.    Significant Accounting Policies

The unaudited condensed consolidated financial statements as of September 30, 2013 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012 and the results of operations, and cash flows as of September 30, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. SEC. The results of operations for the nine month period ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

a)    Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2011	$1,930,695
Interest incurred on promissory notes payable	505,571
Repayment of interest payable through line of credit	(6,500)
Repayment of interest payable through exercise of options	(860,244)
Other	(201)
Balance, December 31, 2012	1,569,321
Interest incurred on promissory notes payable	379,304
Balance, September 30, 2013 (unaudited)	$1,948,625

Interest payable is to the following:

	September 30, 2013	December 31, 2012
	(unaudited)
Relatives of the Chairman	$946,367	$586,697
Non-related parties	1,002,258	982,624
	$1,948,625	$1,569,321

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

b)    Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2011	$100,527
Advances accrued	60,000
Advances repaid from proceeds of line of credit	(54,914)
Balance, December 31, 2012	105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Balance, September 30, 2013 (unaudited)	$115,613

Advances payable are to the following:

	September 30, 2013	December 31, 2012
	(unaudited)
Advances payable to:
Company controlled by former Director	$65,524	$65,524
Former Director	50,089	40,089
	$115,613	$105,613

Advances payable are unsecured, bear no interest and are due on demand.

c)	Promissory notes payable:

A summary of the promissory notes payable activity is as follows:
	September 30, 2013	December 31, 2012
	(unaudited)
Promissory notes payable unrelated lenders:	$2,424,353	$2,424,353

On December 14, 2010, a creditor demanded repayment of a promissory note of $200,000 and accumulated interest of approximately $365,000. To date, this amount has not been repaid.

On October 27, 2010, the Company had a default judgment ruled against them which results in being held legally liable for an additional $11,000 of costs. The Company has accrued the liability relating to this judgment as of September 30, 2013.

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

c)	Promissory notes payable (continued):

Unrelated Lenders		September 30, 2013 (unaudited)	December 31, 2012

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2012	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
		$2,424,353	$2,424,353

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

d)	Promissory notes payable to related parties:

	September 30, 2013	December 31, 2012
	(unaudited)
Promissory notes payable to related parties:	$2,861,966	$2,861,966

 Promissory notes payable to related parties are as follows:

Relatives of Directors		September 30, 2013 (unaudited)	December 31, 2012

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
		$2,861,966	$2,861,966

e)    Interest expense

During the nine months ended September 30, 2013, the Company incurred interest expense of $930,407 (2012: $3,403,966) primarily as follows:

-	$379,304 (2012: $379,179) incurred on promissory notes payables as shown in notes 3(c) and 3(d);
-	$417,551 (2012: $286,740) incurred on lines of credit payable
-
$131,987 (2012: $124,167) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$Nil (2012: $2,616,602) incurred in connection with stock options granted to creditors providing the lines of credit to the Company

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.    Lines of Credit

The Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$ 3,167,774	$ 349,984	$ 3,517,758	General Security over Assets	Operations, Product Development
Spouse of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	477,718	2,477,718	General Security over Assets	Operations, Product Development
Total as at September 30, 2013				$ 5,167,774	$ 827,702	$ 5,995,476

On March 6, 2011, the Chairman of the board of directors of the Company established a line of credit of up to $2,500,000, increased to $4,000,000 on January 29, 2013, with the Company. As consideration for the two lines of credit, to September 30, 2013 and December 31, 2012, the Company has granted 124,250,000 options.

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

On January 28, 2013, the Company granted consultants the option to acquire 2,300,000 shares of its common stock at an exercise price of $0.05 per share for a term of five years. The compensation expense related to the stock options, which vested was $50,465. The compensation expense related to the unvested stock options to be recognized upon vesting is $41,471.

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

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated  Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

On April 9, 2013, the Company granted two consultants each the respective and individual option to acquire 500,000 share of its common stock at an exercise price of $0.03 per share for a term of five years. The option does not vest for either consultant until the individuals enter into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized.

On May 1, 2013, the Company granted one consultant the option to acquire 2,000,000 shares of common stock of the Company at an exercise price of $0.03 per share for a period of five years. The compensation expense recognized related to this option grant was $99,937.

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2013 (unaudited)		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	125,000,000	$0.03	62,800,000	$0.04
Granted	6,800,000	0.03	84,700,000	0.03
Exercised	(1,000,000)	0.03	(22,500,000)	(0.05)
Expired	-	-	-	-

Outstanding, end of period	130,800,000	$0.04	125,000,000	$0.03

Exercisable, end of period	128,400,000	$0.04	125,000,000	$0.03

The options outstanding at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	$-	20,000,000	$0.05	$-
March 31, 2015	1,200,000	$0.25	$-	1,200,000	$0.25	$-
March 6, 2016	35,750,000	$0.05	$-	35,750,000	$0.05	$-
May 4, 2016	1,000,000	$0.05	$-	1,000,000	$0.05	$-
May 23, 2016	100,000	$0.05	$-	100,000	$0.05	$-
May 27, 2017	700,000	$0.05	$-	700,000	$0.05	$-
May 31, 2017	500,000	$0.05	$-	500,000	$0.05	$-
August 16, 2017	500,000	$0.05	$-	500,000	$0.05	$-
December 28, 2017	14,250,000	$0.05	$-	14,250,000	$0.05	$-
December 28, 2017	51,000,000	$0.03	$-	51,000,000	$0.03	$0.01
January 28, 2018	2,300,000	$0.05	$-	-	$-	$-
March 26, 2018	500,000	$0.03	$-	-	$-	$-
April 9, 2018	1,000,000	$0.03	$-	-	$-	$-
May 1, 2018	2,000,000	$0.03	$-	-	$-	$-
Total	130,800,000	$0.04	-	125,000,000	$0.04

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated  Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

Weighted Average Remaining Contractual Life	3.29	3.08

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options, based on the $0.03 (December 31, 2012: $0.03) closing stock price of the Company’s common stock on the NASDAQ over-the-counter market (OTC) on September 30, 2013. As of September 30, 2013, Nil (December 31, 2012: Nil) of the stock options outstanding were in-the-money.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	September 30, 2013 (unaudited)	December 31, 2012
Risk-free interest rate	2.52%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	298%	306%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2013 was $0.04 (December 31, 2012: $0.03).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Interest expense:
Related parties	$-	$-	$-	$2,616,602
Product development
Unrelated parties	$1,499	$-	$4,497	$1,749
Professional:
Unrelated parties	$-	$-	$111,928	$20,989
General and administrative:
Related parties	-	29,975	-	29,975
Unrelated parties	$5,996	$-	$63,959	$16,616

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.    Contingencies

Accounts payable and accrued liabilities as of September 30, 2013 include $177,810 (December 31, 2012 - $177,810) owing to a supplier, which the Company disputes as owing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

7.    Related Party Transactions

Related party transactions included the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
DEVELOPMENT COSTS:
Consulting services rendered by an individual who was a director and officer of the Company	$-	$15,000	$-	$45,000

INTEREST EXPENSE:
Promissory notes issued to relatives of the Chairman	76,557	76,557	229,670	229,670
Lines of credit from the Chairman & Chief Executive Officer of the Company and his spouse	151,774	108,707	417,551	286,740
Stock options granted to Chairman & Chief Executive Officer of the Company	-	-	-	2,616,602

SELLING, GENERAL & ADMINISTRATIVE:
Consulting services rendered by the Chairman of the Board & Chief Executive Officer	47,400	47,400	142,200	142,200
Consulting services rendered by a member of the Board of Director in his capacity as management of the Company	31,500	-	94,500	-
Stock options granted to non-executive members of the Board of Directors	-	29,975	-	29,975

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

9.    Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with SEC. The Company has determined that the following events warrant disclosure:

·	On October 1, 2013, the Company granted the option to acquire 500,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company.

There were no subsequent events that warrant recognition in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 28, 2012, the Company issued an option to Mr. Sidney Chan, to acquire 64,250,000 shares of common stock as follows:

●	50,000,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017; and,
●	14,250,000 shares of common stock at an exercise price of $0.05 per share to expire on December 28, 2017

These options were granted for providing the additional line of credit to the Company that was finalized on January 29, 2013.

On December 28, 2012, the Company reduced the exercise price for previously granted options from $0.07 per share to $0.05 per share, as follows:

Recipient	Number of Options
Mr. Andrew Klips	200,000
Mr. Alfonso Salas	250,000
Mr. Glen Reyes	200,000
Mr. Ken Robulak	350,000
Mr. Lawrence Weinstein	1,000,000
Mr. Sidney Chan	35,750,000
Total	37,750,000

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

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing services for remote monitoring activities for any pilot projects that the Company enters into.  Under the terms of the agreement, the Company will:

•	pay $3,000 per month to Endocrine Research Society Inc. for one customer, including pilot project, with the understanding that this agreement can be expanded upon with more customers.
•
grant the option to acquire 500,000 shares of common stock of the Company to Endocrine Research Society Inc. for a term of five years at a price of $0.03 per share. Under the terms of the option, 250,000 shares can be acquired at the date of agreement and 250,000 shares can be acquired at the one year anniversary of the agreement.

Description of Business

ALR Technologies products utilize internet based technologies to facilitate health care providers’ ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The Health-e-Connect System has been successfully proven in a clinical trial. The first trial demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an Internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. The second trial compared Internet-based glucose monitoring to Continuous Glucose Monitoring; both systems achieved comparable results in lowering A1c despite the significantly lower costs associated with Internet-based monitoring.

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

The Health-e-Connect System for diabetes management provides an affordable and easy-to-use tool to provide the communication network as recommended by the Committee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning of the patients.

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

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing for remote monitoring data from usage of its Health-e-Connect System by users of the Company’s Health-e-Connect System.

On October 23, 2013, the Company entered into a pilot service agreement with My Diabetes Home, LLC (MDH), a company with an online diabetes management platform. ALRT will provide an electronic logbook to the customers of MDH on a trial basis until June 30, 2014. Both parties will review the results of the pilot. This electronic logbook will provide added convenience by allowing patients to upload their blood glucose results from their meter directly into an online spreadsheet. With this technology, MDH patients will no longer need to make individual test result entries manually. The uploaded data can be saved online, emailed or faxed to a provider, or printed and brought to a physician visit.

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm’s insulin dosage adjustment software with ALRT’s Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient’s physician could be provided with an insulin dosage recommendation electronically when the patient’s blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms’ software will require additional U.S. Food and Drug Administration regulatory clearance.  Under the agreement, ALRT will have access to the InsulinAlgo software to begin the integration process while InsulinAlgo’s FDA clearance is pending.  Once integrated and tested, and after final FDA clearance, the ALRT-InsulinAlgo system will be made available to the commercial marketplace both in the U.S. and internationally.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 and 2012, which have been prepared in accordance with U.S. GAAP.

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

Consolidated Results of Operations
	Three Months Ended			Nine Months Ended
	September 30			September 30
			Percentage			Percentage
	2013	2012	Increase /	2013	2012	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	0%	$-	$-	0%
Cost of sales	-	-	0%	-	-	0%
Depreciation	-	-	0%	-	-	0%
General and administrative	207,352	199,810	(4%)	714,023	617,315	(16%)
Market development	-	155,049	(100%)	-	239,425	(100%)
Product development	107,766	142,744	(25%)	356,353	368,150	(3%)
Professional fees	63,683	22,937	178%	289,026	92,250	213%
Interest expenses	322,527	272,292	19%	930,407	3,403,966	(73%)
Other income	-	-	0%	(17,250)	(39,900)	(57%)
Net Loss	$701,328	$792,832	(12%)	$2,272,559	$4,681,206	(51%)

General and administrative consists of:

•	wages and fees for executive and management personnel of the Company not involved in development activities of its technology
•	costs of non-development consultants engaged by the Company
•	the grant of options to acquire shares of common stock of the Company

•	the costs of attending tradeshows and joining respective membership groups such as America’s Health Insurance Plans (AHIP)
•	travel costs incurred in the course of operations by non-development personnel
•	information technology, website and premises costs

General and administrative costs were $207,352 for the three month period ended and $714,023 for the nine month period ended September 30, 2013 as compared with $199,810 for the three month period ended and $617,315 for the nine month period ended September 30, 2012.

The change during the three month period comparative figures was insignificant. The change during the nine month comparative figures of $96,708 can be attributed primarily to the following:

-	the Company granted a greater number of options during 2013 than in 2012
-	the Company has appointed certain management personnel as part of its plan for commercialization which was partially offset by a reduction in external consultants retained

Market development consists of the cost to retain a public relations and communications firm as part of a comprehensive marketing strategy in an effort to launch its HeC System. During 2012, the Company ceased using this firm as decided to adjust its commercialization strategy to engage certain personnel in management and executive positions as discussed under “General and administrative”.

Market development costs were $Nil for the three month period ended and nine month period ended September 30, 2013 as compared with $155,049 for the three month period ended and $239,425 for the nine month period ended September 30, 2012.

Product development consists of the personnel, purchases and expenses associated with developing the Company’s technology, including its HeC system.

Product development costs were $107,766 for the three month period ended and $356,353 for the nine month period ended September 30, 2013 compared with $142,744 for the three month period ended and $368,150 for the nine month period ended September 30, 2012. The expenses were as follows:

	Nine Months Ended September
	2013	2012
Type of Development Expense:
Personnel	341,054	330,809
Stock-based compensation	4,497	-
Expenses	10,802	37,341
Total	356,353	368,150

Professional consists of the costs for external professionals such as the Company’s lawyers, auditor, investor relations advisor, corporate finance advisor and financial reporting advisor.

Professional costs were $63,683 for the three month period ended and $289,026 for the nine month period ended September 30, 2013 as compared with $22,937 for the three month period ended and $92,250 for the nine month period ended September 30, 2012. During the nine months ended September 30, 2013, the Company granted the option to acquire 2,300,000 shares of common stock to certain advisors, with a calculated fair value of $111,928, whereas, during the same period in 2012, the Company did not grant any options. Also in 2013, the Company incurred an additional $63,500 of investor relations and corporate finance advisory fees for services that it did not receive during 2012.

Interest expense consists of the costs associated with the promissory notes, lines of credits and other debt instruments owed by the Company. Interest costs are $322,527 for the three month period ended and $930,407 for the nine month period ended September 30, 2013 as compared with $272,292 for the three month period ended and $3,403,966 for the nine month period ended September 30, 2012.

Interest expense was from the following sources for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Interest expense incurred on promissory notes	$379,304	$379,179
Interest expense incurred on lines of credit	417,551	286,740
Imputed interest on zero interest loans	131,987	124,167
Stock options granted for line of credit financing	-	2,616,602
Other	1,565	(2,722)
Total	$930,407	$3,403,966

Interest on Promissory Notes

There were no changes in the total amount of promissory notes outstanding from September 30, 2012 to September 30, 2013.

Interest on Lines of Credit

As at September 30, 2013, the Company had borrowed an additional $1.4M against its line of credit facilities (interest rates of 1% per month on the borrowed balance) as compared to as at September 30, 2012. This difference in borrowing resulted in significantly higher interest incurred on the lines of credit for the three & nine month periods ended September 30, 2013 compared to the same periods ended September 30, 2012. After adjusting for interest expense related to the grant of options to acquire shares of common stock in exchange for line of credit financing, the difference in total interest expense is almost entirely related to the increased borrowing on lines of credit.

Imputed Interest

The balance of zero interest promissory notes, advances payable and accounts payable in excess of one year remained consistent for the three and nine months ended September 30, 2013 and 2012.

Stock Based Compensation

During the nine months ended September 30, 2013, the Company did not have activity with stock options related to the debt of the Company. During the nine months ended September 30, 2012:

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

Liquidity and Capital Resources

Working Capital

	September 30, 2013	December 31, 2012	% Increase / (Decrease)
Current Assets	$37,588	$27,911	35%
Current Liabilities	14,437,590	12,497,725	16%
Working Capital Deficit	$(14,400,002)	$(12,469,814)	15%

Current Assets

The Company’s current assets as at September 30, 2013 consist primarily of cash held in a United States of American national bank. As at December 31, 2012, the current assets consist of cash held in a United States of American national bank and prepaid expenses and deposits.

Current Liabilities

The Company has current liabilities of $14,437,590 as at September 30, 2013 as compared to $12,497,725 as at December 31, 2012. Current liabilities were as follows:

	September 30, 2013	December 31, 2012	Change $	Change %
Accounts payable and accrued liabilities	$1,091,557	$1,002,185	$89,372	9%
Interest payable	1,948,625	1,569,321	379,304	24%
Advances payable	115,613	105,613	10,000	9%
Lines of credit to related parties	5,995,476	4,534,287	1,461,189	32%
Promissory notes payable to related parties	2,861,966	2,861,966	-	- %
Promissory notes payable	2,424,353	2,424,353	-	- %
Total current liabilities	$14,437,590	$12,497,725	$1,939,865	16%

The increase in interest payable of $379,304 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables and advances payable occurred as part of operations.

The increase in the lines of credit payable of $1,461,189 is attributable to borrowings of

-	$1,073,638 to fund operations, product development activities, overhead and its sales and marketing program.
-
$387,551 of unpaid interest incurred on the principal of the borrowed amounts ($30,000 of the $417,551 accrued during the nine months ended September 30, 2013 was used as consideration for the exercise of the option to acquire 1,000,000 shares of common stock)

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows used in Operating Activities	$(1,027,708)	$(1,194,297)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$1,053,638	$1,196,069
Net (decrease) increase in Cash During Period	$25,930	$(1,772)

Cash Balances and Working Capital

The Company’s cash balance was $37,012 at September 30, 2013 compared to $11,082 at December 31, 2012. The Company had no other sources of working capital at September 30, 2013 or December 31, 2012.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine month period ended September 30, 2013 was $1,057,708 in comparison with $1,194,297 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Market Development Activities	$-	$114,000
Product Development Consulting and Expenses	$350,000	$324,000
Administrative Personnel	$474,000	$406,000
Professional Fees	$127,000	$92,000
Travel and Trade Shows	$85,000	$96,000
Other	$8,958	$117,297
Consultants	$-	45,000
Recovery of Expenses	$(17,250)	$-
Cash used in Operations	$1,027,708	$1,194,297

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine month period ended September 30, 2013 was $1,027,708 in comparison with $1,194,297 sourced during the same period last year. The funds were sourced from lines of credit provided by Chairman of the Board and his spouse. The amounts borrowed under the lines of credit in 2013 and 2012 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of September 30, 2013, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years
Accounts payable & accrued liabilities	$1,091,557	$1,091,557	$-	$-	$-
Interest payable	1,948,625	1,948,625	-	-	-
Advances payable	115,613	115,613	-	-	-
Line of credit	5,995,476	5,995,476	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	-	-	-
	$14,437,590	$14,437,590	$-	$-	$-

As at September 30, 2013, the Company has borrowed and accrued obligations totalling $14,437,590. The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past six months as it pursues the commercial launch of its HeC product during this period.

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

No changes from the period beginning July 1, 2013 to the date of this 10Q

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2013, the Company had promissory notes payable and related interest payable, totalling $7,234,944 in default.

ITEM 6.            EXHIBITS.

The following Exhibits are attached hereto:

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.5
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Compensation Committee Charter.	10-Q	8/15/13	99.30
99.40	Nomination Committee Charter.	10-Q	8/15/13	99.40
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2013.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.5
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.2	Pooling Agreement.	10-SB	12/10/99	99.2
99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	4/14/03	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Compensation Committee Charter.	10-Q	8/15/13	99.30
99.40	Nomination Committee Charter.	10-Q	8/15/13	99.40
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X