Form 10-K
period 2013-12-31
ALR TECHNOLOGIES INC.
filed 2014-03-31
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2013

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2014: $0.026.

At March 31, 2014, 239,477,909 shares of the registrant’s common stock were outstanding.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.

In late 2011, the Company relocated its headquarters to 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Health-e-Connect (“HeC”) System. With these key achievements and a successful clinical trial, the Company began implementing its commercialization strategy in late 2012. To date, the Company is seeking to initiate pilot programs with influential groups to initiate wide-scale deployment of its HeC System.

Products

ALR Technologies products utilize internet-based technologies to facilitate healthcare provider’s ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that allows patients to upload the blood glucose data from their glucometers. ALRT Diabetes Care Facilitators monitor that data and, based on clinician approved protocols, provide advice, support and interventions when patients show blood glucose readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The ALRT Health-e-Connect System has been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (IBGMS) was associated with comparable reductions in A1c levels with that of more expensive Continuing Glucose Monitoring Systems (CGMS).

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other disease states.

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

As a result, medical costs due to diabetes and its complications are enormous. In the United States, such costs are estimated to be over $245 billion a year. In Canada, where it is estimated there are 2 million people with diabetes, healthcare costs associated with diabetes is estimated to be more than $13 billion annually.

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that “Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems.”

The Company’s Health-e-Connect System for diabetes management provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning, or re-patterning, of the patients.

The Health-e-Connect System and the Company’s universal upload cable, are compatible with the majority of glucose meters available for sale in the United States. Once development and testing is completed, the universal cable will be offered to customers who’ve adopted the Health-e-Connect System.

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

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

On October 17, 2011, the Company announced that it had received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for its Health-e-Connect System for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enables the Company to commence with the United States marketing and sales launch of its Health-e-Connect System.

Since receiving FDA clearance, the Company’s senior leadership team has been marketing the Health-e-Connect System to demonstrate that it uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation for important sectors of the healthcare market.  The company bases its marketing messages around the results of its clinical trials conducted and other studies surrounding diabetes management by numerous sources.

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

On April 10, 2013, the Company announced that Dr. James R. Gavin III was appointed Senior Medical Consultant of the Company. As Senior Medical Consultant, Dr. Gavin will provide strategic advice on clinical aspects of the company’s operations with a particular focus on the company’s Health-e-Connect Diabetes Management Program. Dr. Gavin will also provide strategic input on working with health care payers and providers based on his extensive network of medical colleagues. Dr. Gavin currently serves as CEO and Chief Medical Officer of Healing Our Village, Inc (“Healing Our Village”), Clinical Professor of Medicine at Emory University School of Medicine, and Clinical Professor of Medicine at Indiana University School of Medicine. Dr. Gavin is a former president of the American Diabetes Association.

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

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing for remote monitoring data from usage of its Health-e-Connect System by users of the Company’s Health-e-Connect System, including those users from a pilot program.

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

Commercial use of Insulin Algorithms’ software will require additional U.S. Food and Drug Administration regulatory clearance.  Under the agreement, ALRT will have access to the Insulin Algorithms software to begin the integration process while Insulin Algorithm’s FDA clearance is pending. Once integrated and tested, and after final FDA clearance, the ALRT-Insulin Algorithms system will be made available to the commercial marketplace both in the U.S. and internationally.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Potential Benefits of ALRT Health-e-Connect System

Patients utilizing the ALRT Health-e-Connect System can realize many benefits.  They can expect:

•	More timely health care provider attention and action to existing or developing health conditions.
•	Maximization of benefits from health management activities and medication.
•	Improved health outlook.

Health care providers can expect:

•	More timely access to patient blood glucose data and trends
•	Better understanding of factors that affect patient condition and efficacy of prescribed health management program.
•	Increased ability to influence patient compliance behavior.
•	Higher reimbursements resulting from better documentation of post-consultation health care services and potential improvements in diabetes quality scores

Employer, Insurers, and other entities that help manage patient’s health also benefit when their health care providers or patients use the ALRT Health-e-Connect System from:

•	Improved health outlook for high cost diabetes patients.
•	Healthier and more productive employees.
•	Reduced number of claims and claims amounts for redundant or ineffective health management activities and medication.
•	Regular monitoring, supervision, and disease-related information provided to high-cost patients.
•	More effective wellness and disease management programs.
•	Ability to base co-pay amount or premium amount on level of compliance.

Monitoring compliance of disease management activities, such as treatments, medications and diagnostic tests, alerts designated parties when a patient is noncompliant. It also facilitates intervention if the patient is deemed at-risk. Often, physicians and caregivers do not detect noncompliance until the next medical appointment when a patient comes to the clinic. We believe more timely intervention should result in substantial health benefits to the patient and significant cost savings. The ongoing monitoring of compliance data will also allow for evaluation of compliance behavior over time, resulting in behavior modification or education efforts when appropriate.

Industry data indicates that 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars spent annually in excessive and preventable healthcare costs.  Reminding a person to take an action is the first step in our system; monitoring their actions and their data is the second and intervention when needed is the important follow-up.

With a specific focus on diabetes treatment plans, a recent study from the Temple University School of Pharmacy indicates that the U.S. could save over $9 billion annually by improving patient adherence. Currently, there is inadequate oversight around the buying, selling and appropriate use of diabetes self-glucose testing supplies. Attempts at oversight are fragmented, primarily paper-based, and rely on unverifiable patient reporting.  We feel that policies requiring electronic verification of test supply utilization prior to providing refills of test strips, will improve accountability. The Health-e-Connect System has the capability to monitor and document the results of testing to verify that accountability.

We believe the Health-e-Connect System can provide solutions to overcome numerous obstacles and inefficiencies in the healthcare system, potentially saving the United States billions of dollars while providing improved healthcare levels, as measured by A1c, for its citizens.

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

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing its Health-e-Connect System for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients’ health benefit plans as well as to employers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

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

2.
The patient load of primary care physicians in the United States will increase dramatically with the new healthcare law, and these physicians will require support from new technologies as well as assistance from care managers, family members and others in order to provide quality care. A new primary care model will emerge which will take advantage of new technologies; and

3.
Healthcare payers in the United States and worldwide will adopt technologies and services that will improve quality and lower costs of chronic diseases. In the highly competitive U.S. market, major healthcare plans have shown particularly strong interest in remote monitoring platforms that can accomplish these quality and cost goals.

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

3.	increased its sales efforts by aggressively developing arrangements with key target customers on a regular basis.

Other Products

The Company’s main product is the Health-e-Connect System.

Selling Activities

We have retained key personnel with experience in marketing to our key customer segments, such as health plans, and key executives who understand the care needs of diabetes patients. The Company is actively seeking alliances with health care organizations that act as catalysts to effect positive change for containing health care costs and improving health outcomes. We will work with these types of organizations to introduce the Health-e-Connect System to their network and seek to start significant pilot projects that will lead to revenue generating arrangements.

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

Competition

The Company competes with other corporations that produce diabetes compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than we do. A few companies currently offer compliance monitoring systems but either a) at much higher prices b) have fewer benefits than our system or c) they do not have FDA clearance. The Company’s competition includes, but is not limited to, Glooko, WellDoc, Medtronics, iGlucose and Microsoft Healthvault.

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Health-e-Connect System does with the potential cost efficiencies.

Employees

The Company has one full-time employee, who is an Officer and Director of the Company and one part-time employee. The Company has an additional 19 personnel under independent contractor and consulting arrangements. The employee and consultants of the Company have contracts which outline their roles and responsibilities as either employee or independent contractor, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

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

On May 4, 2011, the Company granted the option to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.20 per share for a term of five years to Mr. Larry Weinstein, our President,

On May 24, 2011, the Company granted the option to acquire 100,000 shares of common stock of the Company at $0.20 per share for a term of five years to Mr. Kenneth Robulak. The options are exercisable at $0.20 per share for five years from the date of grant.

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

On December 28, 2012, the Board of Directors approved a proposal from Mr. Sidney Chan, whereby he would increase the borrowing limit under his existing line of credit with the Company from $2,500,000 to $4,000,000. Pursuant to the proposal, as approved by the Board, the Company granted Mr. Chan the option to purchase 50,000,000 shares of common stock at a price of $0.03 per share, expiring on December 28, 2017 upon execution of the amendment to his credit agreement. On January 29, 2013, Mr. Sidney Chan and the Company executed the amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he provided to the Company from $2,500,000 to $4,000,000. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

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

On December 28, 2012, the Company issued an option to Sidney Chan, to acquire 64,250,000 shares of our common stock as follows:

-	50,000,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017; and,
-	14,250,000 shares of common stock at an exercise price of $0.05 per share to expire on December 28, 2017

On December 28, 2012, the Company reduced the exercise price for previously granted options from $0.07 per share to $0.05 per share, as follows:

Recipient	Number of Options
Mr. Andrew Klips	200,000
Mr. Alfonso Salas	250,000
Mr. Glen Reyes	200,000
Mr. Ken Robulak	350,000
Mr. Lawrence Weinstein	1,000,000
Mr. Sidney Chan	35,750,000
Total	37,750,000

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

On January 28, 2013, the Company granted options, to various consultants of the Company, to acquire 2,300,000 shares of its common stock at an exercise price of $0.05 per share to expire on January 27, 2018, as follows:

Recipient	Number of Options
Dr. Kent Stoneking	500,000
Ms. Barbara Dubiel	300,000
Mr. Barrett D. Ehrlich	100,000
Mr. Andrew Klips	300,000
Mr. Steven Brassard	300,000
Mr. Mark Geoffrey Uy	200,000
Mr. Johnny Tlardera	200,000
Mr. John Lester Tolentino	200,000
Mr. Norbert Ricafranca	200,000
Total	2,300,000

The options in respect of the 500,000 shares granted to Dr. Stoneking vest evenly in 50,000 increments over 10 consecutive months

The options granted to Ms. Dubiel had the following vesting options:

i)	a distribution contract entered into between the Company and a (undisclosed) major health care service Company before March 31, 2013
ii)	a key opinion leader agreement entered into between Dr. Gavin and the Company before March 31, 2013
iii)	an agreement between the Company and a major Health Care company by June 30, 2013

The options granted to Mr. Geoffry Uy and Mr. Tlardera vested as followers:

•	options in respect of 100,000 shares vest on January 27, 2014 and
•	options in respect of 100,000 shares vest on January 27, 2015.

The options granted to Mr. Ricafranca and Mr. Tolentino will vest no sooner than:

•	options in respect of 100,000 shares, 24 months after the effective date of their term of engagement
•	options in respect of 100,000 shares, 36 months after the effective date of their term of engagement but, the options will only vest subject to their satisfactory performance within their role based on their evaluation from the Chief Operating Officer (“COO”), or a designee of the COO.

On March 26, 2013, the Company granted the option to Dr. Kent Stoneking to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years. The option becomes vested if Dr. Stoneking accepts a full-time role with the Company.

On April, 1, 2013, the Company granted the option to Ms. Kathi Cullari to acquire 1,250,000 shares of common stock at an exercise price of $0.07 per share for five years.

On April 9, 2013, the Company granted the respective option to the following individuals to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years:

Mr. Andrew Klips
Mr. Steven Brassard

The respective options become vested if the individual accepts a full-time role with the Company.

On May 1, 2013, the Company entered into a consulting agreement with Argus Invest and Finance SA (“Argus”) to develop a multi-faceted investor awareness campaign for the Company. Under the terms of the agreement, Argus will be provided $10,000 per month. Either party can elect to terminate the agreement with 30 days’ notice. Argus was also granted the option to acquire 2,000,000 shares of common stock at a price of $0.03 per share for five years. On November 19, 2013, Argus exercised his option to acquire the 2,000,000 shares for consideration of $60,000.

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

On June 25, 2013, the Company amended the option to acquire 300,000 shares of common stock granted on January 28, 2013 to Ms. Barbara Dubiel to remove the time-based vesting conditions attached to each performance vesting condition. 200,000 of these options vested during the year.

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
•
grant the option to acquire 500,000 shares of common stock of the Company to Endocrine Research Society Inc. for a term of five years at a price of $0.03 per share. Options in respect of 250,000 shares vested at the time of agreement and options in respect of 250,000 shares vest one from the time of agreement.

To date, the consulting arrangement for the pilot project has been deferred until such time as the Company has a pilot project launched. The payments under this arrangement have been deferred until the initiation of the pilot project.

On February 7, 2014, the Company:

1.
granted Dr. James Gavin III the option to acquire 300,000 shares of common stock at an exercise price of $0.05 per year for a term of five years. Options in respect of 150,000 shares would vest immediately with the balance vesting after 12 months.

2.	granted Ms. Barbara Dubiel the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share a term of five years. Options vest as follow:

a.	options in respect of 100,000 shares vest immediately,
b.	options in respect of 100,000 shares vest at the time a pilot project for the Company’s Health-e-Connect is initiated between the Company and a major undisclosed corporation,
c.	options in respect of 100,000 shares vest at the time a software sharing deal has been executed between the Company and a major undisclosed corporation, and
d.	options in respect of 100,000 shares vest at the time a national, co promotable deal for the Company’s Health-e-Connect has been executed between the Company and a major undisclosed corporation;

Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015

1.	amended its Audit Committee Charter to align with the requirements of major US stock exchanges scaled to the current size and state of the Company
2.
approved a proposal from Mr. Sidney Chan (the Chairman of the Board of Directors and Chief Executive Officer of the Company) to increase the borrowing limit available on the line of credit between the Company and Mr. Chan from $4.0M to $5.5M in exchange for the grant of the option to acquire 50M shares of common stock of the Company. The Company and Mr. Chan have not yet executed an agreement for formalize this amended arrangement.

On March 24, 2014, the Company agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman increased from $4,000,000 to $5,500,000:

i.	grant options to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
ii.	modify the exercise price of the option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
iii.	modify the exercise price of the option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
iv.	modify the exercise price of the option granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
v.	grant options the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

The line of credit and stock option amending agreement and new agreements are in the process of being drafted and completed.

ITEM 1A.         RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

None.

ITEM 3.            LEGAL PROCEEDINGS

Accounts payable and accrued liabilities as of December 31, 2013 include $180,666 (December 31, 2012 -$180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

Included in notes payable and accrued interest payable, are the following recognized liabilities which have involved legal proceedings:

1)    Mr. H. Gordon Niblock
During 2009, the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth County North Carolina File Number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of H. Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

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

On December 18, 2013, the Company was served with a civil summons from H. Gordon Niblock in respect of a complaint for breach of agreement to repay the promissory note of $125,000 due on by January 15, 2011, plus interest at the legal rate of eight percent per annum from the date of maturity of the note until the amount is repaid plus reasonable attorney fees of the proceedings. On February 5, 2014, case 13-CVS-7736 for the plaintiff’s motion for entry of default and default judgment was heard in the Superior Court Division of Forsyth Country, North Carolina. The court found in favor of the plaintiff, ruling that the Company was in default of its agreement with the Plaintiff and that the Plaintiff is eligible to seek affirmative relief against the defendant.

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $468,000 or any costs of the judgment reached against the Company.

2)    Ms. Irene Ho
The Company owes a promissory note to Ms. Irene Ho which was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $444,000.

3)    Mr. Stan Link
Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $61,000.

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

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2013	0.039	0.021
September 30, 2013	0.047	0.030
June 30, 2013	0.055	0.032
March 31, 2013	0.047	0.028
December 31, 2012	0.048	0.032
September 30, 2012	0.069	0.050
June 30, 2012	0.079	0.070
March 31, 2012	0.080	0.080

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2013, there were 239,477,909 common shares of the Company issued and outstanding.

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

The largest potential for sustainable long term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved healthcare results. These market segments are the health insurance providers, and the medical clinics and physicians who provide the care for people with chronic disease. Our focus is on penetrating the full cycle of health care services including medical clinics, hospitals and health plans with diabetics being the initial patient targets.

Revenue

The Company did not generate any revenue in 2013 or 2012. For the past several years, the Company has been devoting its efforts to developing and commercializing its Health-e-Connect System patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.  In October 2011, the Company announced that it had received FDA clearance to sell the Health-e-Connect System in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Health-e-Connect System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2013 fiscal year, the majority of the Company’s product development efforts were expended to:

•	Enhancing the Health-e-Connect System glucose meter interface, including adding new compatible glucose meters as well as an interface with Mac computers
•	Preparing for additional functionality to enhance care facilitation activity
•	Other general advances of the Health-e-Connect System, and
•	Completion of development of the universal cable.

With the completion of the Health-e-Connect System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Health-e-Connect System.

Product development and research costs were $340,949 in 2013 and $584,355 in 2012.

Operating Capital

The Company has no revenues and has not generated any revenues during the last two fiscal years.  The Company is funding operations via the line of credit financing it has available. The majority of the Company’s expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and from time to time, the grant of stock options in exchange for either 1) deferred payment 2) agreements of note extensions and 3) additional/increased credit facilities provided. All stock options granted as compensation related to the debts of the Company have been recorded at their value fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable.

Although cash flow from sales of products and services are expected during 2014, there is no certainty of this, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the company’s debts. The Company has limited resources and is exploring un-established markets and methods for selling its products. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the current acceptance of the Health-e-Connect, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long term success. For these reasons the Company is presently in working with the Chairman to increase the line of credit facility with the Chairman from $4,000,000 to $5,500,000 as discussed in more detail below.

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

As at December 31, 2013, the Company had available borrowing of approximately $480,000. The Company and Mr. Chan are presently reviewing increasing the borrowing limit from $4,000,000 to $5,500,000 Management believes this will provide the sufficient financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations and overhead. There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. Last year, the Company increased the borrowing limit from $2,500,000 to $4,000,000 with the expectation of achieving substantial sales during the 2013 fiscal year, which did not materialize. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2013 were $14,982,086.

The Chairman’s wife is owed approximately $2,710,980 for outstanding promissory notes and accrued interest and is owed $2,536,385 on for a line of credit with the Company.

Management Compensation

During 2013, the Company’s two officers were all paid from the line of credit financing available.

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself during the 2013 fiscal year.
-	Lawrence Weinstein, President, was paid $13,000 per month and was not owed any funds as of December 31, 2013

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2013, the Company did not issue any stock options to officers or directors:

Operating Issues

The Company has expended significant efforts introducing the Health-e-Connect System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had material sales for several years. During the 2012 and 2013 fiscal years, the Company has devoted 100% of its efforts to developing the Health-e-Connect System for commercial launch. Management plans to become a commercially viable enterprise through sales of the Health-e-Connect Remote Diabetes Management Program.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders, which it may not be able to accomplish on satisfactory terms for the Company.

Capital Structure

As of the date of this management discussion and analysis

Authorized Common Stock

500,000,000 shares of common stock with a par value of $0.001 per share.

Issued Common Stock

239,477,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock

No shares of preferred stock have been issued

Stock Options

Options to acquire 130,550,000 shares of common stock are outstanding and the Company has committed to grant options to acquire an additional 110,000,200 shares of common stock.

Results of Operations

December 31, 2013 compared to December 31, 2012

			Amount ($)	Percentage (%)
	2013	2012	Increase/(Decrease)	Increase/(Decrease)
Revenue	-	-
Cost of Sales	-	-

General and administrative	939,360	945,352	(5,992)	(1)
Product development	340,949	584,355	(243,406)	(42)
Market development fees	-	242,425	(242,425)	(100)
Professional fees	394,770	135,218	259,552	192

Other items
Interest expenses	1,339,399	6,461,210	(5,121,811)	(79)
Other income	(17,249)	(39,900)	22,651	(57)

Net Loss	$2,997,229	$8,328,660	(5,331,431)	(64)

Sales

Sales for the years ended December 31, 2013 and 2012 were $nil as the Company continued focused its efforts on achieving wide-scale deployment of the HeC by developing of a business network to introduce pilot programs into. For the 2014 fiscal year, the Company is forecasting its sales could increase significantly from $nil, however, as of the date of this document, the Company does not have any sales for the 2014 fiscal year.

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations. During the year, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

			Amount ($)
	2013	2012	Increase/(Decrease)

General and administrative:
Management salaries & consulting fees	671,000	575,000	96,000
Stock based compensation	66,000	197,000	(131,000)
Travel and trade-shows	109,000	121,000	(12,000)
Rent of corporate office	13,000	13,000	-
Website & information technology	33,000	7,000	26,000
Other general & administrative costs	47,000	32,000	15,000
Total	$939,000	$945,000	(6,000)

The Company offset additional management personnel costs, website and general costs with the reduction in amount of stock options granted to management. The additional management personnel costs related to the addition of two new staff members as announced during the year:

1)	Dr. Kent Stoneking - Director, Diabetes Care Facilitation
2)	Mr. Jerome Hickey - Director, Sales and Marketing

During the 2014 fiscal year, the Company is forecasting this to increase proportionately to the progress with pilot programs and sales achieved.

Product development

The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for purchase and c) stock-based compensation for options granted to members of the development team. The significant decrease from the prior year is related to the level of services required by the development team of the Company. For the 2014 fiscal year, the Company is forecasting its development expenditures to increase by 33% as the Company will require additional internal personnel for the pilot projects forecasted for the year.

Interest expense

Interest expense was incurred from the following sources for years ended December 31, 2013 and 2012:

			Amount ($)
Interest Expense:	2013	2012	Increase/(Decrease)

Interest expense incurred on promissory notes	506,000	506,000	$-
Interest expense incurred on lines of credit	578,000	407,000	171,000
Imputed interest on zero interest loans	184,000	169,000	15,000
Stock options granted for promissory notes	-	5,378,000	(5,378,000)
Interest and penalties due to the Internal Revenue Service for which the Company is seeking relief	70,000	-	70,000
Other	1,000	1,000	-
Total	$1,339,000	$6,461,000	$(5,122,000)

Interest on Promissory Notes
Interest on promissory notes was the same as the prior year as there were no repayments, issuances or changes, whatsoever, in any of the promissory notes from December 31, 2012 to December 31, 2013, During the 2014 fiscal year, the Company does not anticipate any changes to the promissory note balance owed and expects the interest on promissory notes to be consistent with the past two years.

Interest on Lines of Credit
The Company has two line of credit facilities that had balances as follows:

			Amount ($)
Lines of Credit:	2013	2012	Increase/(Decrease)
Line of Credit provided by Sidney Chan	$3,521,000	$2,094,000	$1,427,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-

Total	$5,521,000	$4,094,000	$1,427,000

The Company incurred interest on the lines of credit as follows:

			Amount ($)
Interest Expense on Line of Credit :	2013	2012	Increase/(Decrease)
Interest expense incurred on line of credit from Sidney Chan during the year	$338,000	$169,000	$169,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	238,000	2,000

Total	$578,000	$407,000	$171,000

During the 2013 fiscal year, the Company had borrowed an additional $1,427,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed during the 2012 fiscal year, this borrowing during 2013 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2014, the Company will finance some or all of its operations through line of credit borrowing facilities which and therefore, its interest expense related to the line of credit facilities is forecasted to increase, which could be in excess of an additional $200,000 for the fiscal year.

Imputed Interest
During the 2013 and 2012 fiscal years, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”. The Company’s zero interest instruments were as follows as at December 31, 2013 and 2012:

			Amount ($)
Zero Interest Instruments:	2013	2012	Increase/(Decrease)

Accounts Payable (older than one year)	$867,000	$796,000	$71,000
Advances Payable*	-	106,000	(106,000)
Promissory Notes to unrelated parties	696,000	696,000	-
Total	$1,563,000	$1,598,000	$(35,000)
* at the beginning of Q4 2013, the Company transferred the balance owed under advances payable to account payable as its relationship with the underlying vendors had changed during 2013

The Company incurred imputed interest as follows:

			Amount ($)
Imputed Interest Expense:	2013	2012	Increase/(Decrease)

Accounts Payable (older than one year)	$88,000	$69,000	$19,000
Advances Payable	12,000	16,000	(4,000)
Promissory Notes to unrelated parties	84,000	84,000	-
Total	$184,000	$169,000	$15,000

During the 2014 fiscal year, the Company does not anticipate any material changes in the balance of imputed interest expense as compared to the 2013 fiscal year.

Stock Based Compensation
On December 28, 2012, the Board of Directors approved a proposal from Mr. Sidney Chan, whereby he will increase the borrowing limit under his existing line of credit with the Company from $2,500,000 to $4,000,000. Pursuant to the proposal:

•	the Company granted Mr. Chan the option to purchase 50,000,000 shares of common stock at a price of $0.03 per share, expiring on December 28, 2017.
•	the Company reduced the exercise price of the option to purchase 35,750,000 shares of common stock from $0.07 per share to $0.05 per share
•
the Company would grant an option to acquire the number of shares at $0.05 per share so as to make the required consideration of exercise equal to the amount of the previous borrowing limit, $2,500,000. This equated to an option to acquire an additional 14,250,000 shares of common stock.

As a result of these stock option grants, the Company incurred $5,378,000 of stock based compensation expense which was allocated to interest expense. As the options were fully vested, and the debt facility was a revolving line of credit, due on demand, the full amount was expensed at the time of the grant of the options.

During the 2013 fiscal year, the Company did not grant any options related to any of its debts. During the 2014 fiscal year, the Company anticipates significant expense as it is presently in discussions with Mr. Chan to extend borrowing limit on the line of credit from $4,000,000 to $5,500,000.

Professional

Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the year, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

			Amount ($)
Professional Fees:	2013	2012	Increase/(Decrease)
Corporate auditor - Year-end and quarterly review	38,000	42,000	(4,000)
Stock based compensation	173,000	-	173,000
Legal Fees	43,000	34,000	9,000
Diabetes care facilitators	20,000	-	20,000
Professionals retained	121,000	59,000	62,000

Total	$395,000	$135,000	260,000

Substantially all of the increase in professional fees for the 2013 year from the prior year can be attributed to stock-based compensation and additional professionals retained.

The Company granted stock options to certain consultants to tie their compensation with the overall success of the Company while reducing cash requirements. The Company granted stock options to:

•	public relations consultant
•	sales consultant
•	market development and investor introduction firm
•	diabetes patient consulting firm
•	accounting and corporate reporting consultant

The increase professional fees from increased costs of professionals retained consists mainly of the market development and investor introduction firm.

During the 2014 fiscal year, the Company is anticipating the professional fees to remain consistent to 2013, with the exception of stock-based compensation, which it expects to be significantly reduced, subject to opportunities to add synergistic service providers.

Liquidity and Capital Resources

Cash Balances

At December 31, 2013, the Company’s cash balance was $29,558 compared to $11,082 at December 31, 2012.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2013	As At December 31, 2012	Amount ($) Increase/(Decrease)	Percentage (%) Increase/(Decrease)
Current Assets	$33,946	$27,911	6,035	22
Current Liabilities	$14,982,086	$12,497,723	2,484,363	20
Working Capital (Deficiency)	$(14,948,140)	$(12,469,812)	(2,478,328)	20

The Company has a severe working capital deficiency. It does not have ability to service is current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its on-going operations. Until the Company has revenue producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or anytime in the future which could ultimately lead to business failure.

Current Liabilities

The Company has current liabilities of 14,982,086 as at December 31, 2013 as compared to $12,497,723 as at December 31, 2012. Current liabilities were as follows:

	December 31, 2013	December 31, 2012	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,112,020	$1,002,183	109,837	11
Interest payable	$2,075,017	$1,569,321	505,696	32
Advances payable	$-	$105,613	(105,613)	(100)
Line of credit	$6,508,730	$4,534,287	1,974,443	44
Promissory notes to related parties	$2,861,966	$2,861,966	-	-
Promissory notes to arm’s length parties	$2,424,353	$2,424,353	-	-
Total current liabilities	$14,982,086	$12,497,723	2,484,363	20

Accounts Payable and Accrued Liabilities (and Advances Payable)

Accounts payable and accrued liabilities consists of the trade payables and unclassified vendors of the Company. During the 2013 fiscal year, the Company transferred amounts of $115,613 that was classified as advances payable, into accounts payable. This balance consisted of cumulative amounts owed to a former director and officer of the Company (resigned August 2012). Since the individual was no longer a related party, the Company transferred the balance owed to him to accounts payable.

Interest Payable

Interest payable relates to the accumulated, unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2013 to December 31, 2012 is equal to the interest expense incurred on both those types of promissory notes during the 2013 fiscal year.

Line of Credit

As of December 31, 2013, the Company has borrowed a total of $5,520,540 (2012 - $4,094,136) and has outstanding accrued interest of $988,190 (2012 - $440,150). During 2013, the Company borrowed $1,426,404 (2012 - $1,529,974) and incurred interest of $578,039 (2012 - $406,732).

Line of Credit from Ms. Christine Kan
The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from$1,000,000 to $2,000,000. As of December 31, 2013, the Company has borrowed $2,000,000 (2012 - $2,000,000) and has accrued interest outstanding of $536,385 (2012 - $296,385). During the 2013 fiscal year, the Company borrowed $nil (2011 - $389,070) and incurred interest of $240,000 (2012 - $238,000).

Line of Credit from Mr. Sidney Chan
On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. As of December 31, 2013, the Company has borrowed $3,520,540 (2012 - $2,093,965) and has accrued interest outstanding of $451,805 (2012 - $143,766). During 2013, the Company borrowed $1,426,404 (2012 - $1,140,904) and incurred interest of $338,039 (2012 - $168,548).

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 21 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month).

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2013 - $2,997,229; 2012 - $8,328,660), is currently unable to self-finance its operations, has a working capital deficit of $14,948,140 (2012 - $12,469,812), an accumulated deficit of $48,857,954 (2012 - $45,860,725), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

All of the Company’s debt financing is past due or due on demand. The Company will seek to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options. While certain of the Company’s creditors have agreed not to demand immediate payment. There is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 Years
Accounts payable & accrued liabilities	$1,112,020	$1,112,020	$-	$-	$-
Interest payable	2,075,017	2,075,017	-	-	-
Line of credit	6,508,730	6,508,730	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	-	-	-
	$14,982,086	$14,982,086	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Cash Flows used in Operating Activities	$(1,407,928)	$(1,529,894)
Cash Flows provided by (used in) Financing Activities	1,426,404	1,529,974
Net (decrease) increase in Cash During Period	$18,476	$80

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2013 totaled $1,408,971 as compared to $1,529,894 for year ended December 31, 2012. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2013	2012

Net loss	$(2,997,229)	$(8,328,660)
Stock-based compensation expense incurred for product development, professionals and management personnel	244,913	5,597,662
Non-cash imputed interest expenses	183,988	169,248
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	12,441	(13,217)
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	64,224	134,214
Increase in advances payable	-	5,086
Accrued interest on lines of credit	578,039	406,732
Accrued interest from promissory notes	505,696	499,041

Cash used in operating activities	(1,407,928)	(1,529,894)

Cash Proceeds from Financing Activities

During the year ended December 31, 2013, the Company borrowed $1,426,404 (2012 - $1,529,974) by drawing down on its operating line of credit from the Chairman of the Company.

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

Stock-based compensation.  The Company follows Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of the stock options using the Black-Scholes Option Pricing Model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

i.     Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 were to be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 were to be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

ii.     Issued, Not Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment provides specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for annual and interim periods within those fiscal years beginning after December 15, 2013. The Company is in the process of assessing the impact of this update on its consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ALR Technologies Inc.:

We have audited the accompanying consolidated balance sheet of ALR Technologies Inc. (the “Company”) (a development stage company) as at December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the cumulative period from October 21, 1998 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements as of December 31, 2012 and for the period from October 21, 1998 (inception) to December 31, 2012 were audited by other auditors whose report dated March 29, 2013 expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period October 21, 1998 (inception) to December 31, 2012 reflect a total net loss of $45,860,725 of the related cumulative totals.  Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from October 21, 1998 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations, negative cash flows from operations, working capital deficiencies, has promissory notes payable and related interest payable past due and has not established commercial viability of its products.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ALR Technologies, Inc.

We have audited the accompanying consolidated balance sheet of ALR Technologies, Inc. (the “Company”), as of December 31, 2012, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the year then ended, and the period from October 21, 1998 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALR Technologies, Inc. as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year then ended, and the period from October 21, 1998 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 29, 2013

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Balance Sheets
($ United States)
December 31, 2013 and 2012

	2013	2012

Assets
Current assets:
Cash	$29,558	$11,082
Prepaid expenses and other	4,388	16,829
Total assets	$33,946	$27,911

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,112,020	$1,002,183
Interest payable	2,075,017	1,569,321
Advances payable	-	105,613
Lines of credit from related parties	6,508,730	4,534,287
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	14,982,086	12,497,723

Stockholders’ Deficit
Preferred stock:
Authorized: 500,000,000 (2012 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (2012: No) preferred stock were issued and outstanding

Common stock Authorized: 500,000,000 (2012 - 500,000,000) shares of common stock with a par value of $0.001 per share Shares issued and outstanding: 239,477,909 shares of common stock (2012 – 236,477,909 shares of common stock).	239,477	236,477
Additional paid-in capital	33,670,337	33,154,436
Accumulated deficit	(48,857,954)	(45,860,725)
Stockholders’ deficit	(14,948,140)	(12,469,812)
Total liabilities and stockholders’ deficit	$33,946	$27,911

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Operations
($ United States)
Years Ended December 31, 2013 and 2012 and from Inception through December 31, 2013

			October 21, 1998
	2013	2012	(Inception) to December 31, 2013

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross loss	-	-	(330,708)
Expenses
Depreciation	-	-	52,694
Product development	340,949	584,355	4,349,319
Market development	-	242,425	900,940
Professional fees	394,770	135,218	2,420,394
Selling, general and administration	939,360	945,352	14,406,865
	1,675,079	1,907,350	22,130,212

Loss from operations	1,675,079	1,907,350	22,460,920
Interest expense	1,339,399	6,461,210	26,111,436
Write down of equipment	-	-	36,623
Other expense (income)	(17,249)	(39,900)	248,975
Net loss	$(2,997,229)	$(8,328,660)	$(48,857,954)

Loss per share, basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	237,703,855	221,245,669

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
($ United States)
From Inception to December 31, 2013

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at Inception October 21, 1998	-	$-	$-	$-	$-
Shares issued for cash	11,745,316	11,745	281,913	-	293,658
Shares issued in business combination	36,533,130	36,533	958,646	-	995,179
Shares re-acquired and cancelled	(27,000,000)	(27,000)	(112,178)	-	(139,178)
Shares issued for debt settlement	190,249,463	190,249	9,722,224	-	9,912,473
Shares issued as compensation	2,000,000	2,000	595,649	-	597,649
Stock options and warrants granted as compensation and to settle liabilities	-	-	9,163,544	-	9,163,544
Imputed interest	-	-	2,818,562	-	2,818,562

Net loss for the period from inception to
December 31, 2010	-	-	-	(32,255,396)	(32,255,396)
Balance, December 31, 2010	213,527,909	213,527	23,428,360	(32,255,396)	(8,613,509)

Imputed interest	-	-	179,261	-	179,261
Stock-based compensation	-	-	2,682,855	-	2,682,855
Shares issued for stock options exercised	450,000	450	44,550	-	45,000
Net loss for the year	-	-	-	(5,276,669)	(5,276,669)

Balance, December 31, 2011	213,977,909	213,977	26,335,026	(37,532,065)	(10,983,062)
Imputed interest	-	-	169,248	-	169,248
Stock options granted as compensation	-	-	5,597,662	-	5,597,662
Share issued for stock options exercised	22,500,000	22,500	1,052,500		1,075,000
Net loss for the year				(8,328,660)	(8,328,660)
Balance, December 31, 2012	236,447,909	236,477	33,154,436	(45,860,725)	(12,469,812)
Imputed interest	-	-	183,988	-	183,988
Stock options granted as compensation	-	-	244,913	-	244,913
Shares issued for stock options exercised	3,000,000	3,000	87,000	-	90,000
Net loss for the year	-	-	-	(2,997,229)	(2,997,229)
Balance, December 31, 2013	239,477,909	$239,477	$33,670,337	$(48,857,954)	$(14,948,140)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2013 and 2012, and from Inception through December 31, 2013

			October 21, 1998
			(Inception) to
			December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(2,997,229)	$(8,328,660)	$(48,857,954)
Depreciation	-	-	52,694
Stock-based compensation-product development	5,996	1,749	536,363
Stock-based compensation-interest expenses	-	5,377,907	13,330,984
Stock-based compensation-selling, general and admin	65,958	197,017	3,486,791
Stock-based compensation-professional fees	172,959	-	217,774
Stock-based compensation-market development	-	20,989	20,989
Other non-cash items included in net loss	-	-	341,629
Unpaid Interest expense on line of credit	578,039	406,732	1,232,944
Non-cash imputed interest expenses	183,988	169,248	3,351,064
Equity instruments issued to settle liabilities	-	-	1,871,718
Changes in assets and liabilities:
Decrease in prepaid expenses	12,441	(13,217)	(4,388)
Increase in accounts payable and accrued liabilities	64,224	134,214	1,570,163
Increase in advances payable	-	5,086	3,152,071
Increase in interest payable	505,696	499,041	4,738,007
Increase in other working capital balances	-	-	8,727

Cash used in operating activities	(1,407,928)	(1,529,894)	(14,950,424)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Other financing activities	-	-	(115,472)
Expenditures to repurchase shares	-	-	(342,038)
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Proceeds from issuance of promissory notes	-	-	9,418,676
Proceeds from lines of credit	1,426,404	1,529,974	5,520,370
Net cash provided by financing activities	1,426,404	1,529,974	15,023,060
Net increase in cash	18,476	80	29,558
Cash, beginning of period	11,082	11,002	-
Cash, end of period	$29,558	$11,082	$29,558
Supplemental cash flow information:
Cash paid for interest	$-	$-	$
Interest expense incurred in connection with options granted in exchange for increase in borrowing limit on existing line of credit financing	-	5,377,907
Options exercised for reduction in accounts payable	60,000	-
Options exercised for reduction in interest payable	30,000	1,075,000

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

1.    Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. On October 21, 1998 the Company acquired a subsidiary, which was subsequently disposed of, through a reverse take-over acquisition. On December 28, 1998, the Company changed its name to ALR Technologies Inc. On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is currently seeking pilot programs to deploy its product.

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2013 - $2,997,229; 2012 - $8,328,660), is currently unable to self-finance its operations, has a working capital deficit of $14,948,140 (2012 - $12,469,812), accumulated deficit of $48,857,954 (2012 - $45,860,725), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, advances, interest, lines of credit and promissory notes payable totaling $14,982,086 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, advances, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $6,000,000(As of December 31, 2013 the total principal balance outstanding was $5,520,540). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

1.    Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or is in default, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

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

c)     Comparative information

When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

2.    Significant accounting policies (continued)

d)     Options and warrants issued in consideration for debt.

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

e)     Stock-based compensation

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

f)     Income taxes

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

2.    Significant accounting policies (continued)

h)     Loss per share

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

i)      Contingencies

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

j)      Segmented information

The Company primarily operates in one reportable segment, the medical devices segment, in the United States. The majority of the Company’s assets are located in United States.

k)     Comprehensive income

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

l)      Fair value of financial instruments

The Company’s financial instruments include cash, accounts payable, promissory notes payable and lines of credit.  The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity of these instruments.  For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs which are supported by little or no market activity.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

2.    Significant accounting policies (continued)

m)    Recently issued and adopted accounting pronouncements

i.     Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 were to be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

ii.     Issued, Not Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment provides specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for annual and interim periods within those fiscal years beginning after December 15, 2013. The Company is in the process of assessing the impact of this update on its consolidated financial statements.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

2.    Significant accounting policies (continued)

m)    Recently issued and adopted accounting pronouncements (continued)

ii.     Issued, Not Adopted (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.    Interest, advances and promissory notes payable

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2011	$1,930,695
Interest incurred on promissory notes payable	505,571
Repayment of interest payable through line of credit	(6,500)
Repayment of interest payable through exercise of options	(860,244)
Other	(201)
Balance, December 31, 2012	$1,569,321
Interest incurred on promissory notes payable	505,571
Other	125
Balance, December 31, 2013	$2,075,017

Interest payable is to the following:

	December 31,	December 31,
	2013	2012
Relatives of directors	$1,046,523	$586,697
Non-related parties	1,028,494	982,624
	$2,075,017	$1,569,321

All interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

3.    Interest, advances and promissory notes payable (continued)

b)     Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2011	$100,527
Advances accrued	60,000
Advances repaid from proceeds of line of credit	(54,914)
Balance, December 31, 2012	$105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Transfer of balance to accounts payable	(115,613)
Balance, December 31, 2013	$-

Advances payable are to the following:

	December 31,	December 31,
	2013	2012
Advances payable to:
Companies controlled by directors	$-	$65,488
Current and former directors	-	40,125
	$-	$105,613

Advances payable are unsecured, have no stated terms of interest and are due on demand.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

3.    Interest, advances and promissory notes payable (continued)

c)     Promissory notes payable

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2013 and 2012	$2,424,353

Unrelated Lenders		December 31, 2013	December 31, 2012

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Non-interest-bearing loan, due January 15, 2011 (Unpaid)	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
Total Arms Length Promissory Notes		$2,424,353	$2,424,353

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

3.    Interest, advances and promissory notes payable (continued)

d)     Promissory notes payable to related parties:

A summary of the promissory notes payable activity is as follows:

Balance, December 31, 2013 and 2012	$2,861,966

Relatives of Directors		December 31, 2013	December 31, 2012

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Promissory Notes		$2,861,966	$2,861,966

e)      Interest expense

During the year ended December 31, 2013, the Company incurred interest expense of $1,339,399 (2012: $6,461,210) substantially as follows:

-	$505,571 (2012: $505,571) incurred on promissory notes (note 3(c)) and other payables;
-	$578,039 (2012: $406,732) incurred on lines of credit payable as shown in note 4;
-
$183,988 (2012: $169,248) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and

-	$70,000 (2012: $nil) incurred on interest and penalties due to the Internal Revenue Service for which Company is seeking relief
-	$nil (2012: $5,377,907) incurred on stock options granted to creditors (note 5 (c)).

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

4.    Lines of Credit

As of December 31, 2013, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$3,520,540	$451,805	$3,972,345	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$536,385	$2,536,385	General Security over Assets	General Corporate Requirements
Total				$5,520,540	$988,190	$6,508,730

As of December 31, 2012, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$2,500,000	Due on Demand	$2,096,966	$143,936	$2,237,902	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$296,385	$2,296,385	General Security over Assets	General Corporate Requirements
Total				$4,093,966	$440,321	$4,534,287

During the year ended December 31, 2012, as consideration for increasing the borrowing limits of the two lines of credit, the Company has granted 80,000,000 options (note 5(c)).

5.    Capital Stock

a)     Authorized share capital

500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)     Issued share capital

During the year ended December 31, 2013:

On January 2, 2013, a Director of the Company exercised their option to acquire 1,000,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company recorded a reduction of $30,000 in accrued interest due and payable to a Director and Officer of the Company.

On November 15, 2013, a consultant of the Company exercised their option to acquire 2,000,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company recorded a reduction of $60,000 of accrued accounts payable to the consultant.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

b)	Issued share capital (continued)

During the year ended December 31, 2012:

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

c)     Stock options

During the year ended December 31, 2013:

On January 1, 2013, the Company granted a consultant the options to acquire 1,000,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The stock based compensation expense recognized related to the grant of the options was $29,983. During the year ended December 31, 2013, these options were exercised in full.

On January 28, 2013, the Company granted the option to acquire 2,300,000 shares of common stock of the Company that vest as follow:

-   700,000 immediately
-   50,000 per month for ten consecutive months, commencing January 31, 2013 for a total of 500,000
-   200,000 on January 27, 2014
-   200,000 on January 27, 2015
-   200,000 in November 2014 subject to approval from to COO of the Company
-   200,000 in December 2015 subject to approval from to COO of the Company
-   300,000 subject to performance vesting criteria

The Company recognized compensation expense of $61,956 related to the options that vested during the year. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $29,979.

On March 26, 2013, the Company granted a consultant the options to acquire 500,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The option does not vest until the consultant enters into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $17,489.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

c)     Stock options (continued)

During the year ended December 31, 2013 (continued):

On April 1, 2013, the Company granted a consultant the option to acquire 1,250,000 shares of its common stock at an exercise price of $0.07 per share for a term of five years. The stock-based compensation expense related to the grant of this option was $43,706.

On April 9, 2013, the Company granted two consultants each the respective and individual option to acquire 1,000,000 shares (500,000 shares each) of its common stock at an exercise price of $0.03 per share for a term of five years. The option does not vest for either consultant until the individuals enter into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $19,987.

On May 1, 2013, the Company granted one consultant the option to acquire 2,000,000 shares of common stock of the Company at an exercise price of $0.03 per share for a period of five years. The stock based compensation expense recognized related to this option grant was $99,937. During the year ended December 31, 2013, these options were exercised in full.

On October 1, 2013, the Company granted the option to acquire 500,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vests as follows:

-   250,000 at the time of the grant
-   250,000 one year from the date of grant

The compensation expense recognized related to this option grant was $9,331. The compensation expense related to the unvested stock options to be recognized if the options vest is $5,598.

During the year ended December 31, 2012:

On June 27, 2012:

-	the 20,000,000 stock options granted to the Chairman on March 6, 2011, in connection with the Company’s credit agreement with the Chairman of the Company, were modified as follows:
-	All stock options remaining unvested were immediately vested
-	The exercise price was reduced from $0.125 per share to $0.07 per share and subsequently reduced to $0.05 per share on December 28, 2012

The stock based compensation expense from vesting of the un-vested options was $1,484,334 and the stock based compensation expense related to the modification of the stock options was $1,280.

-
in connection with the Company’s credit agreement with the Chairman of the Company, the Company granted the Chairman an additional 15,750,000 stock options with an exercise price of $0.07 per share and expiry date on March 6, 2016. The stock based compensation expense related to these stock options was $1,130,988.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

c)     Stock options (continued)

During the year ended December 31, 2012 (continued):

-
the 1,000,000 stock options issued to the President of the Company on May 4, 2011 were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification of the stock options resulted in no change in compensation expense.

-
the 100,000 stock options issued to a consultant on May 4, 2011, were modified to reduce the exercise price from $0.20 per share to $0.07 per share. The modification of the stock options resulted in no change in compensation expense. This consultant was appointed to the Board of Directors in August 2012.

-
the Company granted 700,000 stock options to five consultants with exercise prices of $0.07 per share, expiring on June 27, 2017. Of the 700,000 stock options, 500,000 stock options vest on the grant date and 200,000 have the following vesting terms:

o	100,000 vest on May 28, 2013
o	100,000 vest on May 29, 2014

As a result of this grant, the Company incurred $39,354 of stock-based compensation expense which was allocated on the Consolidated Statements of Operations i) $16,616 to general and administrative ii) $20,989 to market development and iii) $1,749 to product development.

On August 15, 2012, a creditor and relative of a Director and Officer exercised 20,000,000 stock options at an exercise of $0.05 per share, which the Company applied against $139,755 in accrued interest due and payable to the creditor on promissory notes and a line of credit.

On August 21, 2012, the Company granted 500,000 stock options to two newly appointed directors of the Company with an exercise price of $0.06 per share and expiry date on August 16, 2017 and vesting immediately upon the grant date. The stock based compensation expense related to these stock options was $29,975.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

During the year ended December 31, 2012 (continued):

On December 28, 2012, the Company:

-
Reduced the exercise price of 20,000,000 stock options granted to the Chairman on March 6, 2011, from $0.07 per share to $0.05 per share. The stock based compensation expense related to the modification of the stock options was immaterial to recognize;

-
in connection with the Company’s credit agreement with the Chairman of the Company, granted 14,250,000 stock options to the Chairman with an exercise price of $0.05 per share and expiry date on December 28, 2017 and vesting immediately upon the grant date. The stock based compensation expense related to these stock options was $612,361;

-
granted 50,000,000 stock options to the Chairman, in connection with the Company’s credit agreement with the Chairman of the Company providing for a credit facility of $1,500,000 with interest at 1% per month on amounts drawn down. The stock options have an exercise price of $0.03 per share and expiry date on December 28, 2017 and vesting immediately upon the grant date. The stock based compensation expense related to these stock options was $2,148,944;

-
granted an option to the Company’s President to acquire 1,000,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017. The stock based compensation expense related to these stock options was $42,979;

-
 granted an option to a director of the Company to acquire 2,500,000 shares of common stock at an exercise price of $0.03 per share to expire on December 28, 2017. The stock based compensation expense related to these stock options was $107,447; and

-
reduced the exercise price for previously granted stock options to acquire 37,750,000 shares of the Company’s common stock from $0.07 per share to $0.05 per share. There was no additional compensation expense related to this modification of stock options.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

c)     Stock options (continued):

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	125,000,000	$0.04	62,800,000	$0.04
Granted	8,550,000	0.04	84,700,000	0.03
Exercised	(3,000,000)	(0.03)	(22,500,000)	(0.05)
Outstanding, end of period	130,550,000	$0.04	125,000,000	$0.04

Exercisable, end of period	127,800,000	$0.04	124,800,000	$0.04

The options outstanding at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	-	20,000,000	$0.05	-
September 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
November 29, 2015	-	$0.05	-	-	$0.05	-
March 6, 2016	35,750,000	$0.05	-	35,750,000	$0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.05	-	100,000	$0.05	-
May 27, 2017	700,000	$0.05	-	700,000	$0.05	-
May 31, 2017	500,000	$0.25	-	500,000	$0.05	-
August 16, 2017	500,000	$0.05	-	500,000	$0.05	-
December 28, 2017	14,250,000	$0.05	-	14,250,000	$0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.05	-	-	-	-
March 26, 2018	500,000	$0.03	-	-	-	-
April 1, 2018	1,250,000	$0.07	-	-	-	-
April 9, 2018	1,000,000	$0.03	-	-	-	-
October 1, 2018	500,000	$0.03	-	-	-	-
Total	130,550,000	$0.04	-	125,000,000	$0.04	-
Weighted Average Remaining Contractual Life	3.03			3.98

F-21

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

5.    Capital Stock (continued)

c)     Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	December 31, 2013	December 31, 2012

Risk-free interest rate	2.52%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	299%	306%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2013 was $0.04 (2012: $0.03).

The fair value of the stock options granted was allocated as follows:

	2013	2012

Interest expense:
Directors and relatives of Directors	$-	$5,377,907
	-	5,377,907

Selling, general and administration:
Directors and officers	-	180,402
Non-employees	65,958	16,615
	65,958	197,017

Product development:
Non-employees	5,996	1,749
	5,996	1,749

Market development :
Non-employees	-	20,989
	-	20,989

Professional fees:
Non-employees	172,959	-
	172,959	-
	$244,913	$5,597,662

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

6.    Contingencies

Accounts payable and accrued liabilities as of December 31, 2013 include $180,666 (2012 - $180,666) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

The Company has had three judgments made against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $934,000, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

7.    Related party transactions and balances

	2013	2012
Development costs:
Consulting services rendered by an individual who was a director and officer of the Company in the role as officer of the Company	$-	$30,000
Interest expense:
Promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	306,226	306,226
Lines of credit from the Chairman & Chief Executive Officer of the Company and his spouse	578,039	406,732
Stock options granted to the Chairman & Chief Executive Officer	-	5,377,907
Selling, general and administration:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit extended to the Company	189,600	189,600
Consulting fees to a director of the Company in his roles as a consultant to the Company	126,000	-
Stock options granted to directors of the Company, including a director who is also the President and COO of the Company	$-	$180,402

Except as discussed in the next paragraph, all transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed upon by the transacting parties.

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 5(c).

Included in accounts payable is $12,000 (2012 - $nil) due to a Director of the Company.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
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
For the Years Ended December 31, 2013 and 2012
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

For the purposes of fair value analysis, promissory notes payable can be separated into two classes of financial liabilities.

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
For the Years Ended December 31, 2013 and 2012
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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2013.

At December 31, 2013, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

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

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

10.  Income taxes:

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2012 - 34%) to income before income taxes. The difference results from the following items:

	2013	2012
Computed expected benefit of income taxes	$(1,019,058)	$(2,831,744)
Stock-based compensation	83,270	1,903,205
Non-deductible interest expense	62,556	57,544
Permanent differences	718,312	-
Increase in valuation allowance	154,920	870,995
Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2013	2012
Net operating loss carried forward	$29,141,241	$28,685,595
Tax rate	34%	34%
Deferred income tax assets	9,908,022	9,753,102
Valuation allowance	(9,908,022)	(9,753,102)
Net deferred income tax asset	$-	$-

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

The operating losses amounting to $29,141,241 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2033 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
Total	$29,141,241

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

11.  Subsequent Events:

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with SEC. The Company has determined that the following events warrant disclosure:

a)
On February 5, 2014, a default judgment was rendered against the Company whereby it was ordered to repay $125,000 of loan principal in addition to interest of 8% per annum from January 16, 2011 until the date the loan is repaid along with costs of the action. The loan principal is part of the component of the judgments disclosed in note 6. The interest of approximately $30,000 is not included in note 6 as previously, there was no stated rate of interest on that note. To date, the Company has not repaid any of these amounts owing.

b)	On February 7, 2014, the Company:

i.
granted a consultant the option to acquire 300,000 shares of common stock at an exercise price of $0.05 per share for a term of five years. Options in respect of 150,000 shares would vest immediately with the balance vesting after 12 months.

ii.	granted a consultant the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share for a term of five years. Options vest as follow:

-	options in respect of 100,000 shares vest immediately,

-	options in respect of 100,000 shares vest at the time a pilot project for the Company’s Health-e-Connect is initiated with a specified corporation,

-	options in respect of 100,000 shares vest at the time a software sharing deal has been executed between the Company and a major specified corporation, and

-	options in respect of 100,000 shares vest at the time a national, co promotable deal for the Company’s Health-e-Connect has been executed between the Company and a major specified corporation;

Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015.

ALR TECHNOLOGIES INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
($ United States)

11.  Subsequent Events (continued)

c)	On March 24, 2014, the Company agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman increased from $4,000,000 to $5,500,000:

i.	grant options to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,

ii.	modify the exercise price of the option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,

iii.	modify the exercise price of the option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,

iv.	modify the exercise price of the option granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and

v.	grant options the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

The Company and the Chairman are in the process of amending the line of credit agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2013, we terminated Anton & Chia LLP, 440 MacArthur Blvd, Suite 970, Newport Beach, CA 92660, as our independent registered public accounting firm. The decision to dismiss Anton & Chia LLP as our independent registered public accounting firm was recommended by our Audit Committee and approved by our Board of Directors on April 9, 2013. Except as noted in the paragraph immediately below, the reports of Anton & Chia LLP’s financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Anton & Chia LLP on our financial statements as of and for the years ended December 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the years ended December 31, 2012 and 2011, and through April 9, 2013, we have not had any disagreements with Anton & Chia LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Anton & Chia LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended December 31, 2012 and 2011, and through April 11, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 11, 2013, we delivered a copy of this report to Anton & Chia LLP. Anton & Chia LLP issued their response. The response stated that it agreed with the foregoing disclosure. A copy of Anton & Chia LLP’s response is attached hereto as Exhibit 16.1.

New independent registered public accounting firm

On April 9, 2013, we engaged Dale Matheson Carr-Hilton LaBonte LLP (DMCL), 1140 West Pender Street, Suite 1500, Vancouver, BC, V6E 4G1, Canada, an independent registered public accounting firm, as our principal independent accountant with the recommendation of our Audit Committee and approval of our Board of Directors. We have not consulted with DMCL on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with DMCL regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that DMCL concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Management’s Report on Internal Control over Financial Reporting (continued)

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reason:

(1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

Management of the Company believes that the material weaknesses set forth in (1) did not affect the Company’s financial results. The Company retains a consultant who has the technical expertise and knowledge to implement the proper segregation of duties and the development of effective internal controls over financial reporting. The Company is developing internal controls over financial reporting to meet its current and projected future needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

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
•
grant the option to acquire 500,000 shares of common stock of the Company to Endocrine Research Society Inc. for a term of five years at a price of $0.03 per share. Options in respect of 250,000 shares vested at the time of agreement and options in respect of 250,000 shares vest one from the time of agreement.

To date, the consulting arrangement for the pilot project has been deferred until such time as the Company has a pilot project launched. The payments under this arrangement have been deferred until the initiation of the pilot project.

We failed to report the foregoing on Form 8-K, Item 1.01 – Entry in a Material Definitive Agreement was due at the SEC on October 6, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	63	Chairman, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

Lawrence Weinstein	51	President, Chief Operating Officer and a member of the Board of Directors

Kenneth James Robulak	65	A member of the Board of Directors

Dr. Alfonso Salas	53	A member of the Board of Directors

William Smith	54	A member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the By-laws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan – Chairman, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company.
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

From December 14, 1999 to January 31, 2001, Mr. Robulak was a member of our board of directors and from April 4, 2000 to January 31, 2001 Mr. Robulak was our chief financial officer, secretary, treasurer and vice president. Mr. Robulak resigned as officer and director of the Company on January 31, 2001. At the time of his resignation, Mr. Robulak did not have any disagreements with us relating to our operations, policies, or practices. Since August 2005, Mr. Robulak has served as a Director of Belle Harbor Owners Association, a not for profit company in Clearwater Beach, Florida. Since July 2007, Mr. Robulak has worked as a marketing consultant to Teco Metal Products, LLC, a technology based manufacturing Company with operations in Dallas, Texas and Guadalajera, Mexico. Mr. Robulak earned a Bachelor of Commerce degree in finance and marketing and is a Fellow of the Institute of Canadian Bankers.

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

Mr. Smith is a healthcare and government relations professional with 25 years’ experience with both private companies and departments of federal and state Government. From September 2010 to December 2012, Mr. Smith was the Managing Director of the Healthcare Division at NSI (National Strategies Institute), a Washington DC Company providing consulting advice on government relations strategies, corporate affairs strategies, aligning business and government affairs goals, and management strategies to maximize government relations support for U.S. commercial businesses. From November 2009 to August 2010, Mr. Smith was a consultant and an advisor to the Charlie Baker Campaign for Governor for the state of Massachusetts. From January 2003 to October 2009, Mr. Smith was the Vice President, US Public Affairs and Policy, at Pfizer, Inc. in New York City where he developed US policy based commercial strategies with the Pfizer business unit leaders. Mr. Smith holds a Bachelor of Arts in history from Georgetown University, a Master of Arts in political philosophy from Catholic University of America and is currently completing his Ph.D. in Political Philosophy from Catholic University of America.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2013, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company’s audit committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer is not independent. Mr. Robulak acts as the Chair of the Audit Committee. The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

The board has determined that Messrs. Chan and Robulak and Dr. Salas qualify as audit committee financial experts

Nomination and Compensation Committees

The Company has a standing nomination committee composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the nomination committee.

The Company has a standing compensation committee composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the compensation committee.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	All Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2013	180,000	0	0	0	0	0	9,600	189,600
Chairman, Chief	2012	180,000	0	0	0	0	0	9,600	189,600
Executive Officer &	2011	180,000	0	0	0	0	0	9,600	189,600
Chief Financial Officer

Lawrence Weinstein	2013	156,000	0	0	0	0	0	0	156,000
President & Chief	2012	156,000	0	0	42,979	0	0	0	198,979
Operating Officer	2011	156,000	0	0	209,898	0	0	0	365,898

Dr. Jaroslav Tichy [3]	2013	-	0	0	0	0	0	0	-
Vice President,	2012	60,000	0	0	0	0	0	0	60,000
Technology	2011	60,000	0	0	0	0	0	0	60,000

[1]	All other compensation includes automobile allowance.

[2]
Salaries and other annual compensation for fiscal 2011 and 2010 totaling $189,600 respectively remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as VP Technology on August 22, 2012. Subsequently Mr. Tichy was retained as a consultant of the Company earning $5,000 per month until June 30, 2013 when he retired from the Company.

Outstanding Equity Awards at December 31, 2013
			Equity Incentive
	Number of	Number of	Plan Awards:				Equity Incentive
	Securities	Securities	Securities			Number of	Plan Awards:
	Underlying	Underlying	Underlying			Shares or	Number of
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Unearned Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	120,000,000	0	0	$0.03/0.05	2015/16/17	0	0
Lawrence Weinstein	2,000,000	0	0	$0.03/0.05	2016/2017	0	0
Dr. Alfonso Salas	250,000	0	0	0.05	2017	0	0
Kenneth Robulak	350,000	0	0	0.05	2016/2017	0	0
William Smith	0	0	0	0	-	0	0

Mr. Sidney Chan

On March 6, 2011, Mr. Chan was granted the option to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.125 per share. For each dollar, the Company borrows on the line of credit from Mr. Chan, eight stock options became exercisable. The option to acquire the 20,000,000 shares was set to expire on March 5, 2016.

On June 27, 2012, the option granted to Mr. Chan on March 6, 2011 to acquire 20,000,000 shares of common stock was modified as follows:

-	The options in respect of shares not vested was to vest immediately
-	The exercise price of the option was reduced from $0.125 per share to $0.07 per share and subsequently reduced to $0.05 per share on December 28, 2012

On June 27, 2012, the Company granted Mr. Chan the option to acquire 15,750,000 shares of common stock of the Company with an exercise price of $0.07 per share until March 6, 2016. On December 28, 2012, the exercise price of this option granted on June 27, 2012 was reduced to $0.05 per share.

On December 28, 2012, the Company granted Mr. Chan the option to acquire:

•	14,250,000 shares of common stock of the Company at an exercise price of $0.05 per share
•	50,000,000 shares of common stock of the Company at an exercise price of $0.03 per share

The options in respect of the 64,250,000 shares vest immediately and expire on December 28, 2017

Mr. Chan’s spouse holds the option to acquire 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share until May 2015 as a result of providing a $1,000,000 line of credit to the Company in January 2010 and subsequently amended to $2,000,000 in January 2011. The Company has reached the borrowing limit on this line of credit.

Mr. Lawrence Weinstein

On May 4, 2011, Mr. Weinstein was granted the option to purchase 1,000,000 shares of common stock for $0.20 per share as a bonus for overseeing getting the Company’s FDA submission completed. On June 27, 2012, the option to acquire 1,000,000 shares of common stock granted on May 4, 2011 was modified to reduce the exercise price from $0.20 per share to $0.07 per share and subsequently on December 28, 2012 was reduced to $0.05 per share.

On December 28, 2012, Mr. Weinstein was granted the option to purchase 1,000,000 shares of common stock at $0.03 per share for a term of five years.

Dr. Alfonso Salas

Dr. Salas was granted an option to acquire 250,000 shares of common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017. On December 28, 2017, the exercise price was re-priced from $0.07 to $0.05 per share.

Mr. Kenneth Robulak

Mr. Robulak was granted an option to acquire 250,000 shares of common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price to for the option to acquire 350,000 shares of common stock was amended from $0.07 per share to $0.05 per share.

Mr. Bill Smith

On December 28, 2012, Mr. Weinstein was granted the option to purchase 2,500,000 shares of common stock at $0.03 per share for a term of five years. Mr. Smith exercised his option on December 31, 2012.

Option Exercises and Stock Vested for the year ended December 31, 2013
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
Lawrence Weinstein	0	0	0	0
Dr. Jarek Tichy	0	0	0	0
Alfonso Salas	0	0	0	0
Kenneth Robulak	0	0	0	0
William Smith	0	0	0	0

The Company does not have any long-term incentive plans. The Company has contractual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Lawrence Weinstein	$156,000

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

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Lawrence Weinstein	0	0	0	0	0	0	0
Kenneth Robulak	0	0	0	0	0	0	0
Dr. Alfonso Salas	0	0	0	0	0	0	0
Mr. William Smith*	0	0	0	0	0	0	0
* Mr. William Smith’s wholly owned private company is paid consulting fees of $10,500 per month for his role as Director, Commercial Strategy and External Strategy, a non-executive role

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2013, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	238,498,482[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	64.4%

Lawrence Weinstein	4,000,000[2]	President, Chief Operating Officer and a member of the Board of Directors	1.1%

Dr. Alfonso Salas	577,738 [3]	Member of the Board of Directors	0.2%

Kenneth Robulak	1,540,000 [4]	Member of the Board of Directors	0.4%

William Smith	2,500,000	Member of the Board of Directors	0.7%

All Officers and Directors	247,116,220 [5]		66.8%
as a group (5 people)

[1]
114,845,000 shares are held in the name of Sidney Chan which includes the options to acquire 50,000,000 shares of common stock at an exercise price of $0.03 per share expiring on December 28, 2017, 14,250,000 shares of common stock at an exercise price of $0.05 per share expiring on December 28, 2017 and 35,750,000 shares of common stock at an exercise price of $0.05 per share expiring on March 6, 2016.  500,000 shares are held in the name of KRS Retraction Limited. 123,153,482 shares of common stock owned by Christine Kan, Mr. Chan’s wife which includes the option to acquire 20,000,000 shares of common stock at an exercise price of $0.05 per share expiring March 7, 2015. Subsequent to December 31, 2013, the Company committed to grant Mr. Chan and his spouse the option to acquire 110,000,200 shares of common stock for $0.03 per share for five years. As of the date of this filing, the grant has not been completed.

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

[4]
Mr. Robulak own 1,190,000 shares of common stock. Mr. Robulak was granted an option to acquire 250,000 shares of restricted common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 restricted shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price for the option to acquire 350,000 shares of restricted common stock was amended from $0.07 per share to $0.05 per share.

[5]	Includes shares of common stock issuable upon the exercise of outstanding options.

Changes in Control

Mr. Chan and his wife hold stock options to acquire 120,000,000 shares of common stock which are all exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2013

During the 2013 fiscal year, the Company incurred interest expense of $306,226 on $2,861,966 of promissory notes due to relatives of Sidney Chan and interest expense of $578,039 on $5,520,540 of amounts borrowed on the lines of credit payable to Sidney Chan and Christine Kan. Christine Kan purchased accrued interest of $153,600 from other promissory note holders of the Company during the year. As at December 31, 2013, the accrued interest on promissory notes owed to relatives of Sidney Chan was $1,046,523. As at December 31, 2013, the accrued interest on the lines of credit was $988,190.

Year Ended December 31, 2012

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

On June 27, 2012, the option to acquire 1,000,000 shares of common stock granted on May 4, 2011 was modified to reduce the exercise price from $0.20 per share to $0.07 per share and subsequently on December 28, 2012 was reduced to $0.05 per share.

On August 20, 2012, the Company granted the option to acquire 250,000 to two individuals, Dr. Alfonso Salas and Mr. Kenneth Robulak, appointed to the Board of Directors. The shares can be acquired at $0.07 per share (amended to $0.05 per share on December 28, 2012) for a term of five years.

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

On December 28, 2012, the Company granted the option to acquire 2,500,000 to Mr. Bill Smith, upon appointment to the Board of Directors. The option was exercisable at $0.03 for a term of five years and was exercised on December 31, 2012.

On December 28, 2012, Mr. Weinstein was granted the option to purchase 1,000,000 shares of common stock at $0.03 per share for a term of five years.

During the 2012 fiscal year, the Company incurred interest expense of $306,226 on $2,861,965 of promissory notes due to relatives of Sidney Chan and interest expense of $406,732 on $4,094,136 of amounts borrowed on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2012, the promissory notes had accumulated interest of $586,697. As at December 31, 2012, the lines of credit had accumulated interest $440,151.

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

2013	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2012	$ 25,000	Anton & Chia LLP

(2)  Audit-Related Fees

  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2013	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2012	$ 14,000	Anton & Chia LLP

(3)  Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$ 5,500	Dale Matheson Carr-Hilton LaBonte LLP
2012	$ 0	Anton & Chia LLP

(4)  All Other Fees

  The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2012	$ 0	Anton & Chia LLP

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	10-K	3/31/14	3.7	X

10.1	Consulting Agreement with Endocrine Research Society Inc.	10-K	3/31/14	10.1	X

10.2	Auditing Agreement with Endocrine Research Society Inc.	10-K	3/31/14	10.2	X

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.1	Audit Committee Charter.	10-K	3/31/14	99.1	X

99.2	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

99.3	Nomination Committee Charter	10-KSB	8/15/13	99.3

99.4	Compensation Committee Charter	10-KSB	8/15/13	99.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2014.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Chairman, Principal Executive Officer, Principal	March 31, 2014
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

LAWRENCE WEINSTEIN	President, Chief Operating Officer and a member	March 31, 2014
Lawrence Weinstein	of the Board of Directors

WILLIAM SMITH	Member of the Board of Directors	March 31, 2014
William Smith

KENNETH J. ROBULAK	Member of the Board of Directors	March 31, 2014
Kenneth J. Robulak

DR. ALFONSO SALAS	Member of the Board of Directors	March 31, 2014
Dr. Alfonso Salas

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	10-K	3/31/14	3.7	X

10.1	Consulting Agreement with Endocrine Research Society Inc.	10-K	3/31/14	10.1	X

10.2	Auditing Agreement with Endocrine Research Society Inc.	10-K	3/31/14	10.2	X

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.1	Audit Committee Charter.	10-K	3/31/14	99.1	X

99.2	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

99.3	Nomination Committee Charter	10-KSB	8/15/13	99.3

99.4	Compensation Committee Charter	10-KSB	8/15/13	99.4