Form 10-Q
period 2014-05-13
ALR TECHNOLOGIES INC.
filed 2014-05-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30414

ALR TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

88-0225807
(I.R.S. Employer Identification No.)

7400 Beaufont Springs Drive Suite 300
Richmond, VA 23225
(Address of principal executive offices, including zip code.)

(804) 554-3500
(Telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 239,477,909 as of May 15, 2014.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	March 31 2014	December 31, 2013
	(unaudited)

Assets
Current assets:
Cash	$736	$29,558
Prepaid expenses and other	11,369	4,388
Total assets	$12,105	$33,946

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,153,060	$1,112,020
Interest payable	2,233,493	2,075,017
Lines of credit from related parties	7,002,572	6,508,730
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	15,675,444	14,982,086

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2013 - No) preferred stock were issued and outstanding

Common stock Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of common stock with a par value of $0.001 per share Shares issued and outstanding: 239,477,909 shares of common stock (December 31, 2013 – 239,477,909 shares of common stock).	239,477	239,477
Additional paid-in capital	33,668,870	33,670,337
Accumulated deficit	(49,571,686)	(48,857,954)
Stockholders' deficit	(15,663,339)	(14,948,140)
Total liabilities and stockholders' deficit	$12,105	$33,946

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

			October 21, 1998
	Three months Ended		(Inception)
	March 31,		to March 31,
	2014	2013	2014

Revenue
Sales	$-	$-	$2,994,931
Cost of sales	-	-	3,325,639
Gross Loss	-	-	(330,708)
Operating Expenses
Depreciation	-	-	52,694
General, selling and administration	202,275	272,741	4,460,923
Market development	-	-	900,940
Product development costs	111,604	125,123	2,492,988
Professional fees	72,594	63,327	14,609,140
Total Operating Expenses	386,473	461,191	22,516,685
Operating Loss	(386,473)	(461,191)	(22,847,393)
Other Expenses (Income)
Interest	327,259	301,247	26,438,695
Write-down of equipment	-	-	36,623
Other expenses (income)	-	(17,548)	248,975
Total Other Expenses	(327,259)	283,699	(26,724,293)
Net Loss	$(713,732)	$(744,890)	$(49,571,686)
Loss per share, basic and diluted	$-	$-

Weighted average shares outstanding, - basic and diluted	239,477,909	237,455,687

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Three Months Ended		(Inception)
	March 31,		to March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(713,732)	$(744,890)	$(49,571,686)
Depreciation	-	-	52,694
Stock-based compensation-product development costs	833	1,499	537,196
Stock-based compensation-interest expenses	-	-	13,330,984
Stock-based compensation-selling, general and administration	-	51,967	3,486,791
Stock-based compensation-professional fees	-	11,992	217,774
Stock-based compensation – market development	-	-	20,989
Non-cash imputed interest expenses	(2,300)	48,478	3,348,764
Accrued interest on line of credit	170,627	95,884	1,403,571
Equity instruments issued to settle liabilities	-	-	1,871,718
Other non-cash items included in net loss	-	-	341,629
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(6,981)	3,338	(11,369)
Increase (decrease) in accounts payable and accrued liabilities	41,040	42,232	1,611,203
Increase in interest payable	158,476	126,518	4,896,483
Increase in advances payable	-	5,000	3,152,071
Income tax receivable	-	-	8,727

Net cash used in operating activities	(352,037)	(357,982)	(15,302,461)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	323,215	361,769	5,843,585
Proceeds from issuance of promissory notes	-	-	9,418,676
Proceeds from issuance of shares			1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Expenditures to repurchase shares	-	-	(342,038)
Other financing activities	-	-	(115,472)
Net cash provided by financing activities	323,215	361,769	15,346,275
Change in cash	(28,822)	3,787	736
Cash, beginning of period	29,558	11,082	-
Cash, end of period	$736	$14,869	$736
Supplemental information:
Shares issued to settle liabilities	-	30,000
Cash paid for interest	-	-

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.

Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three month periods ended March 31, 2014 and 2013 of $713,732 and $744,890 respectively. In addition, losses incurred for the years ended December 31, 2013 and 2012 were $2,997,229 and $8,328,660 respectively. As of March 31, 2014, the Company is currently unable to self-finance its operations, has a working capital deficit of $15,663,339 ($14,948,140 at December 31, 2013), an accumulated stockholders' deficit of $15,663,339 ($14,948,140 at December 31, 2013), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company's current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totalling $15,675,444 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company's product line and ultimately, the Company's ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $6 million (As of March 31, 2014 the total balance outstanding was $5,843,753). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.     Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company's debt is either due on demand or is in default and is now due on demand and continues to accrue interest at its stated rates. Certain overdue creditors have demanded repayment and have not yet been repaid by the Company as there are no funds available to make the repayments. The Company will make the necessary repayments when funds are generated and available from operations or from equity financings through private placements. While some of the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company could be required to cease operations.

The Company's activities will necessitate significant uses of working capital beyond 2014. Additionally, the Company's capital requirements will depend on many factors, including the success of the Company's continued product development and distribution efforts. The Company plans to continue financing its operations with the line of credit it currently has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company's activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.    Significant Accounting Policies

The unaudited condensed consolidated financial statements as of March 31, 2014 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2014 and December 31, 2013 and the results of operations, and cash flows as of March 31, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. SEC.

The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable

a)     Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2012	$1,569,321
Interest incurred on promissory notes payable	505,571
Other	125
Balance, December 31, 2013	2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	128,893
Balance, March 31, 2014 (unaudited)	$2,233,493

Interest payable is to the following:

	March 31,	December 31,
	2014 (unaudited)	2013
Relatives of directors	$1,123,080	$1,046,523
Non-related parties	1,110,413	1,028,494
	$2,233,493	$2,075,017

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

b)    Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2012	$105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Transfer of balance to accounts payable	(115,613)
Balance, December 31, 2013 and March 31, 2014 (unaudited)	$-

c  )   Promissory notes payable:

Promissory notes payable		March 31, 2014 (unaudited)	December 31, 2013

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
Total Arm's Length Promissory Notes		$2,424,353	$2,424,353

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.    Interest, Advances and Promissory Notes Payable (continued)

d)   Promissory notes payable to related parties:

Relatives of Directors		March 31, 2014 (unaudited)	December 31, 2013

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Party Promissory Notes		$2,861,966	$2,861,966

e)    Interest expense

During the three months ended March 31, 2014, the Company incurred interest expense of $327,259 (2013: $301,247) substantially as follows:

-	$158,476 (2013: $126,393) incurred on promissory notes payables as shown in note 3(c);
-	$170,627 (2013: $125,884) incurred on lines of credit payable
-
($2,300) (note 6(b)) (2013: $48,478) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.    Lines of Credit

As of March 31, 2014, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$ 3,843,753	$ 562,434	$ 4,406,187	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	596,385	2,596,385	General Security over Assets	General Corporate Requirements
Total				$ 5,843,753	$ 1,158,819	$ 7,002,572

As of December 31, 2013, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$ 3,520,540	$ 451,805	$ 3,972,345	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 536,385	$ 2,536,385	General Security over Assets	General Corporate Requirements
Total				$ 5,520,540	$ 988,190	$ 6,508,730

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options

On January 1, 2013, the Company granted a consultant options to acquire 1,000,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The stock based compensation expense recognized related to the grant of the options was $29,983. During the year ended December 31, 2013, these options were exercised in full.

On January 28, 2013, the Company granted the option to acquire 2,300,000 shares of common stock of the Company that vest as follow:

-	700,000 immediately
-	50,000 per month for ten consecutive months, commencing January 31, 2013 for a total of 500,000
-	200,000 on January 27, 2014
-	200,000 on January 27, 2015
-	200,000 in November 2014 subject to approval from the COO of the Company
-	200,000 in December 2015 subject to approval from the COO of the Company
-	300,000 subject to performance vesting criteria

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

On February 7, 2014 the Company granted the following options,

1)	the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:

-	150,000 at the time of the grant
-	150,000 one year from the date of grant

2)	the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:

-	100,000 at the time of grant
-	Three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company's Health-e-Connect product.

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2014 (unaudited)		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	130,550,000	$0.03	125,000,000	$0.04
Granted	700,000	0.04	8,550,000	0.04
Exercised	-	-	(3,000,000)	(0.03)

Outstanding, end of period	131,250,000	$0.04	130,550,000	$0.04

Exercisable, end of period	128,250,000	$0.04	127,800,000	$0.04

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)    Stock options (continued)

The options outstanding at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	-	20,000,000	$0.05	-
September 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
November 29, 2015	-	$0.05	-	-	$0.05	-
March 6, 2016	35,750,000	$0.05	-	35,750,000	$0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.05	-	100,000	$0.05	-
May 27, 2017	700,000	$0.05	-	700,000	$0.05	-
May 31, 2017	500,000	$0.25	-	500,000	$0.05	-
August 16, 2017	500,000	$0.05	-	500,000	$0.05	-
December 28, 2017	14,250,000	$0.05	-	14,250,000	$0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.05	-	2,300,000	$0.05	-
March 26, 2018	500,000	$0.03	-	500,000	$0.03	-
April 1, 2018	1,250,000	$0.07	-	1,250,000	$0.07	-
April 9, 2018	1,000,000	$0.03	-	1,000,000	$0.03	-
October 1, 2018	500,000	$0.03	-	500,000	$0.03	-
February 7, 2019	700,000	$0.03	-	-	$-	-
Total	131,250,000	$0.04	-	130,550,000	$0.04	-
Weighted Average Remaining Contractual Life	2.80			3.03

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	March 31, 2014 (unaudited)	December 31, 2013

Risk-free interest rate	2.52%	2.52%
Expected life	5 years	5 Years
Expected dividends	0%	0%
Expected volatility	305%	299%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2014 was $0.04 (2012: $Nil).

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.    Capital Stock (continued)

c)   Stock options (continued)

The compensation cost of the stock options granted was allocated as follows:

	Three months ended March 31, 2014 (unaudited)	Three months ended March 31, 2013 (unaudited)
General, selling and administration
Unrelated parties	$-	$65,458
	$-	$65,458

6.    Contingencies

a.
Accounts payable and accrued liabilities as of March 31, 2014 include $177,810 (December 31, 2013 - $177,810) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

b.
The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $934,000, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

With respect to one of these promissory notes totaling $125,000:

On February 5, 2014, a default judgment was rendered against the Company whereby it was ordered to repay $125,000 of loan principal in addition to interest of 8% per annum from January 16, 2011 until the date the loan is repaid along with any costs incurred by the plaintiff for the judgement. The loan principal of $125,000 has previously been recorded as a zero interest loan. Accordingly, the Company had recorded imputed interest at a rate of 1% per month on the principal outstanding. The total imputed interest recorded from January 16, 2011 to December 31, 2013 was approximately $44,000.

As a result of the judgement, this loan should not have accrued imputed interest of $44,000. The accumulated interest at the legal rate of 8% was approximately $30,000 from January 16, 2011 to December 31, 2013. During the 3 months ended March 31, 2014, the Company reversed the imputed interest expense of $44,000 and recognized the interest expense on the promissory note totaling $29,000.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.    Related Party Transactions

Related party transactions included the following:

	Three months ended March 31, 2014 (unaudited)	Three months ended March 31, 2013 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557
Lines of credit from Chairman and relatives of the Chairman	170,629	125,884
General, selling and administration:
Consulting fees to a Company controlled by director of the Company in his role as a consultant to the Company	31,500	20,000
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400

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

Included in accounts payable is $10,666 (2013 - $nil) due to a company controlled by a Director of the Company.

8.     Commitments

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
Lawrence Weinstein	$156,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan's contract provides for monthly consulting fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales during the term of the agreement. The initial term of the contract is for one year and automatically renews for continuous one year terms.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

8.    Commitments (continued)

The terms of Mr. Weinstein's contract provides for periodic increases in the amount of monthly compensation following the first year as President and Chief Operating Officer (COO) of the Company. After the initial year, Mr. Weinstein will earn no less than $13,000 per month as agreed upon by Mr. Weinstein and the other directors. The initial term of the contract is for one year and automatically renews for continuous one year terms. Subsequent to March 31, 2014, Mr. Weinstein tendered his resignation as President and COO effective May 19, 2014.

In addition, if more than 50% of the Company's stock or assets are sold, Messrs. Chan and Tichy will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

2% of sales price up to $24,999,999 plus
3% of sales price between $25,000,000 and $49,999,999 plus
4% of sales price between $50,000,000 and $199,999,999 plus
5% of sales price in excess of $200,000,000

Any other amounts distributed to each key employee are to be determined by the Board of Directors.

9.    Subsequent Events

1)	On April 1, 2014,

a)	the Company agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman, increasing it from $4,000,000 to $5,500,000:
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
v.	grant options to the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

b)	the Company reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share

c)
the Company allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

9.    Subsequent Events (continued)

2)	On April 18, 2014, the Company granted the following options:

a)
the option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vest upon the individual assuming the role of President of the Company

b)	the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:

•	100,000 shares vest immediately
•	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company,

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited  Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "ALRT" mean ALR Technologies Inc, unless otherwise indicated.

Overview

ALR Technologies Inc. was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. On December 28, 1998, the Company changed its name to ALR Technologies Inc. Also in in December 1998, the common shares of the Company began trading on the "Over the Counter Bulletin Board". Today the Company trades under the symbol "ALRT." ALRT products utilize internet based technologies to facilitate health care providers ability to monitor their patient's health and ensure adherence to health maintenance activities.

During 2011, the Company received FDA clearance and during 2012 the Company achieved HIPPA compliance for its Health-e-Connect ("HeC") System.

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

On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012, whereby Mr. Chan agreed to make available to the Company a credit line equal to $2,500,000 for the Company's corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

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

On May 1, 2013, the Company entered into a consulting agreement with Argus Invest and Finance SA ("Argus") to develop a multi-faceted investor awareness campaign for the Company. Under the terms of the agreement, Argus will be provided $10,000 per month, which maybe accrued twelve months. Either party can elect to terminate the agreement with 30 days' notice. Argus was also granted the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.03 per share for five years.

On June 25, 2013, the Company adopted charters for a nomination committee and compensation committee and the following members of the Board of Directors were appointed to the respective committees:

Compensation Committee	Nomination Committee
Mr. Kenneth Robulak, Chair	Mr. Kenneth Robulak, Chair
Dr. Alfonso Salas	Dr. Alfonso Salas
Mr. Sidney Chan	Mr. Sidney Chan

Index

Recent Developments (continued)

Each committee is comprised of a majority of independent directors as Mr. Robulak and Dr. Salas are independent members of the Board of Directors. Mr. Chan is not independent as he is the Chief Executive Officer of the Company.

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

•
granted Dr. James Gavin III the option to acquire 300,000 shares of common stock at an exercise price of $0.05 per year for a term of five years. Options in respect of 150,000 shares would vest immediately with the balance vesting after 12 months.

•	granted Ms. Barbara Dubiel the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share a term of five years. Options vest as follow:

i.	100,000 shares vest immediately,

ii.	100,000 shares vest at the time a pilot project for the Company's Health-e-Connect is initiated between the Company and specified major multinational pharmaceutical company,

iii.	100,000 shares vest at the time a software sharing deal has been executed between the Company and a specified major multinational pharmaceutical company, and

iv.	100,000 shares vest at the time a national, co promotable deal for the Company's Health-e-Connect has been executed between the Company and a specified major multinational pharmaceutical company;

Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015.

Index

Recent Developments (continued)

On April 1, 2014 the Company entered into an amending agreement with Mr. Sidney Chan, the Chairman of the Board of Directors and Chief Executive Officer of the Company, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012 and December 28, 2012 whereby Mr. Chan agreed to make available to the Company a credit line equal to $4,000,000 for the Company's corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

In exchange for increasing the borrowing limit on the line of credit, the Company agreed to the following:

i.	grant Mr. Chan the option to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
ii.	modify the exercise price of Mr. Chan's option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
iii.	modify the exercise price of Mr. Chan's option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
iv.
modify the exercise price of the option granted January 2011 to the spouse of Mr Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and

v.	grant Ms. Kan the option acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

On April 1, 2014, the Company

i.	entered into agreements with the following consultants to modify their option to acquire shares of common stock of the Company as follows:

Option Holder	Shares under Option	Previous Exercise Price per Share under Option	Amended Exercise Price per Share under Option
Dr. Alfonso Salas	250,000	$0.05	$0.03
Viper Enterprises LLC	500,000	$0.05	$0.03
Mr. Johnny Tlardera	200,000	$0.05	$0.03
Mr. Norbert Ricafranca	200,000	$0.05	$0.03
Mr. Steven Brassard	300,000	$0.05	$0.03
Mr. Lester Tolentino	200,000	$0.05	$0.03
Ms. Barbara Dubiel	300,000	$0.05	$0.03
Mr. Glen Reyes	200,000	$0.05	$0.03
Mr. Ken Robulak	350,000	$0.05	$0.03
Dr. Kent Stoneking	500,000	$0.05	$0.03
Mr. Mark Uy	200,000	$0.05	$0.03

ii.
entered into a amendment agreement with Mr. Steven Brassard whereby the vesting conditions on his option to acquire 500,000 shares of common stock, granted April 9, 2013, were removed. Previously, this option was to vest if Mr. Brassard accepted a full-time role with the Company.

Index

Recent Developments (continued)

On April 11, 2014, the Company received notice of resignation effective May 18, 2014 from Mr. Lawrence Weinstein for the positions of President and Chief Operating Officer. On April 17, 2014, the Company received notice of resignation effective May 18, 2014 from Mr. Lawrence Weinstein for his position as a member of the Board of Directors of the Company.

On April 18, 2014, the Board of Directors appointed Mr. Bill Smith to assume the position of President effective May 19, 2014. Upon assuming the office of President of the Company, Mr. Smith will be paid $15,000 per month. In conjunction with the appointment, the Company has granted Mr. Smith the option to purchase 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years.

On April 18, 2014, the Company granted Ms. Barbara Dubiel the option to acquire 500,000 shares of common stock of the Company at a price of $0.03 per share for a term of five years. Options vest as follow:

i.	100,000 shares vest immediately

ii.	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company (a different company unrelated to the option grant dated February 7, 2014),

Index

Description of Business

ALR Technologies products utilize internet based technologies to facilitate health care providers ability to monitor their patient's health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The Health-e-Connect System has been successfully proven in a clinical trial. The first trial demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an Internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. The second trial compared Internet-based glucose monitoring to Continuous Glucose Monitoring; both systems achieved comparable results in lowering A1c despite the significantly lower costs associated with Internet-based monitoring

Diabetes is a lifelong chronic disease with no cure.  However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications and thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee (the "Committee") reports that "Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems."

The Health-e-Connect System for diabetes management provides an affordable and easy-to-use tool to provide the communication network as recommended by the Commitee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning of the patients.

The Health-e-Connect System and the Company's universal upload cable are compatible with the majority of glucose meters available for sale in the United States. Once development and testing is completed, the universal cable will be offered to customers who've adopted the Health-e-Connect System.

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

Description of Business (continued)

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

On January 28, 2013, the Company appointed Dr. Kent Stoneking Director of Diabetes Care Facilitation. Dr. Stoneking will oversee the hiring, training, and ongoing activities of ALRT's Diabetes Care Facilitators (DCFs) who will monitor the data of diabetes patients and coordinate care with clinicians, caregivers, health plans and others. Dr. Stoneking is a Certified Diabetes Educator (CDE) who has gained extensive, hands-on experience working with a network of internal medicine and family practice physicians to assist patients with diabetes education and self-management training. He received his Doctor of Pharmacy from the University of Tennessee and is an affiliate member of the American Diabetes Association and the American Pharmacists Association. Dr. Stoneking is Chair of Pharmacy Practice at Union University School of Pharmacy, Jackson, Tennessee.

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

On April 1, 2013, the Company entered into an agreement with America's Health Insurance Plans ("AHIP") to become an Affiliate Organization Member of AHIP until December 31, 2013, with provisions to extend the term. AHIP is the national trade association representing the health insurance industry. AHIP's members provide health and supplemental benefits to more than 200 million Americans through employer-sponsored coverage, the individual insurance market, and public programs such as Medicare and Medicaid. AHIP advocates for public policies that expand access to affordable health care coverage to all Americans through a competitive marketplace that fosters choice, quality and innovation.

Index

Description of Business (continued)

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

On June 17, 2013, the Company announced a project partnership with Healing our Village whereby up to 500 patients in the Healing Our Village diabetes management program would be utilizing ALRT's Health-e-Connect Diabetes Remote Monitoring Program. Healing Our Village develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. In particular, HOV specializes in disease state and medication therapy management programs, clinical trial support, patient education, as well as outreach for health care professionals and minority communities.

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing for remote monitoring data from usage of its Health-e-Connect System by users of the Company's Health-e-Connect System.

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

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm's insulin dosage adjustment software with ALRT's Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient's physician could be provided with an insulin dosage recommendation electronically when the patient's blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms' software will require additional U.S. Food and Drug Administration regulatory clearance.  Under the agreement, ALRT will have access to the InsulinAlgo software to begin the integration process while InsulinAlgo's FDA clearance is pending.  Once integrated and tested, and after final FDA clearance, the ALRT-InsulinAlgo system will be made available to the commercial marketplace both in the U.S. and internationally.

On November 8, 2013, the Company entered into a marketing and distribution contract with Managed Health Care Associates Inc. ("MHA"). MHA is a group purchasing organization that negotiates and maintains contracts with manufacturers and distributors of healthcare products. MHA specializes in distributing health care services to the alternative site market such as home health care and skilled nursing facilities.  ALRT will not secure any revenue from MHA but MHA will offer ALRT's Health-e-Connect system as part of the portfolio of services that they offer in the alternate site market.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Index

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, which have been prepared in accordance with GAAP.

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

The Company's condensed consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.  See note 1 of the condensed consolidated financial statements.

Due to our being a development stage company and not having generated significant revenues, in the Notes to our financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Consolidated Results of Operations

	Three Months Ended March 31
			Percentage	Amount
	2014	2013	Increase /	Increase /
			(Decrease)	(Decrease)
Revenue	$-	$-	0	$
Cost of sales	-	-	0
Depreciation	-	-	0
General, selling and administrative	202,275	272,741	(26)	(70,466)
Product development	111,604	125,123	(11)	(13,519)
Professional fees	72,594	63,327	15	9,267
Interest expenses	327,259	301,247	9	26,012
Other income	-	(17,548)	(100)	17,548
Net Loss	$713,732	$744,890	(4)	$(31,158)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel and staff, stock-based compensation for options granted to management personnel and staff, travel and trade show costs, rent of the Company's corporate office, website development costs and general costs incurred through day-to-day operations. During the three month period ended, there was significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Index

Consolidated Results of Operations (continued)

	Three Months Ended March 31,	Three Months Ended March 31,	Amount Increase / (Decrease)
	2014	2013

General, selling and administrative:
Salaries & consulting fees	$170,000	$169,000	$1,000
Stock based compensation	-	52,000	(52,000)
Travel and trade-shows	13,000	21,000	(8,000)
Rent of corporate offices	6,000	3,000	3,000
Website & information technology	7,000	10,000	(3,000)
Other general & administrative costs	6,000	17,000	(11,000)
Total	$202,000	$272,000	$(70,000)

The majority of the general and administrative costs were substantially comparable to the prior period. The significant variance, accounting for approximately 70% of the reduction was attributable to the a reduction in stock-based compensation expense from the prior period. During Q1 2014, the Company did not recognize any stock-based compensation in general, selling and administrative. During Q1 2013, the Company recognized stock-based compensation expense related to the grant of the option to acquire 1,800,000 shares of common stock of the Company.

Product development costs. The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for purchase and c) stock-based compensation for options granted to members of the development team. The change in balance from the previous year relates primarily to a reduction in personnel under contract and a reduction in purchases during the period.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the year, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	Three Months Ended	Three Months Ended	Amount Increase /
	March 31,	March 31,	(Decrease)
Professional Fees:	2014	2013

Corporate auditor - Year-end and quarterly review	$22,000	$26,000	$(4,000)
Stock based compensation	-	12,000	(12,000)
Legal Fees	7,000	16,000	(9,000)
Diabetes care facilitators	5,000	-	5,000
Professionals retained	39,000	9,000	30,000
Total	$73,000	$63,000	$10,000

Substantially all of the increase in professional fees for Q1 2014 year from the prior year comparable period can be attributed to additional professionals retained offset against reduced legal and stock-based compensation costs.

Index

Consolidated Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Interest expense incurred on promissory notes	$159,000	$126,000
Interest expense incurred on lines of credit	171,000	126,000
Imputed interest on zero interest loans	42,000	49,000
Recovery of imputed interest on default judgment	(45,000)	-
Stock options granted for promissory notes	-	-
Total	$327,000	$301,000

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from March 31, 2013 to March 31, 2014. Related to its promissory notes outstanding, the Company incurred interest expense of $126,000 for the three months ended March 31, 2014. The Company incurred additional interest expense of $33,000 related to a default judgement one promissory note during the three month period ended. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit
The Company has two line of credit facilities that had balances as follows:

			Amount ($)
Lines of Credit:	March 31, 2014	March 31, 2013	Increase / (Decrease)
Line of Credit provided by Sidney Chan	$3,844,000	$2,426,000	$1,418,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$5,844,000	$4,426,000	$1,418,000

The Company incurred interest on the lines of credit as follows:

	Three Months	Three Months	Amount ($)
Interest Expense on Line of Credit :	Ended March 31,	Ended March 31,	Increase / (Decrease)
	2014	2013
Interest expense incurred on line of credit from Sidney Chan during the year	$111,000	$66,000	$169,000
Interest expense incurred on line of credit from Christine Kan during the year	60,000	60,000	-
Total	$171,000	$126,000	$171,000

Imputed Interest
During the 2013 and 2012 fiscal years, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company's accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item "additional paid-in capital".

Index

Liquidity and Capital Resources

Working Capital
	As At March 31, 2014	As At March 31, 2013	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$12,105	$33,946	(21,841)	(64)
Current Liabilities	$15,675,444	$14,982,086	693,358	5
Working Capital (Deficiency)	$(15,663,339)	$(14,948,140)	(715,199)	5

The Company has a severe working capital deficiency. It does not have ability to service is current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its on-going operations. Until the Company has revenue producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue generating activities, nor does it know when they will commence. There is substantial doubt about the Company's ability to repay its current liabilities in the near term or anytime in the future which could ultimately lead to business failure.

Current Assets

The Company's current assets as at March 31, 2014 and December 31, 2013 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $15,675,444 as at March 31, 2014 as compared to $14,982,086 as at December 31, 2013. Current liabilities were as follows:

	March 31, 2014	December 31, 2013	Change $	Change %
Accounts payable and accrued liabilities	$1,153,060	$1,112,020	$41,039	4%
Interest payable	2,233,493	2,075,017	158,476	8%
Lines of credit to related parties	7,002,572	6,508,730	493,842	8%
Promissory notes payable to related parties	2,861,966	2,861,966	-	0%
Promissory notes payable	2,424,353	2,424,353	-	0%
Total current liabilities	$15,675,444	$14,982,086	$693,357	5%

The increase in interest payable of $158,476 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $494,000 is attributable to borrowings of

-	$323,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$171,000 of unpaid interest incurred on the principal of the borrowed amounts

Index

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows used in Operating Activities	$(352,036)	$(362,982)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$323,213	$366,769
Net (decrease) increase in Cash During Period	$(28,821)	$3,787

Cash Balances and Working Capital

As of March 31, 2014, the Company's cash balance was $736 compared to $29,558 as of December 31, 2013.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2014 was $352,000 in comparison with $358,000 used during the same period last year. The Company's expenditures from operations were used as follows (approximate amounts):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Product Development Consulting and Expenses	$100,000	$108,000
Management and Employees Compensation	$170,000	$169,000
Professional Fees	$43,000	$40,000
Travel and Trade Shows	$13,000	$21,000
Other	$26,000	$20,000
Cash used in Operations	$352,000	$358,000

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2014 was $323,000 in comparison with $362,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2014 and 2013 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of March 31, 2014, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company's debt financing are due on demand or overdue. The Company will seek to obtain creditors' consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past

Index

and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,153,060	$1,153,060	$-	$-	$-
Interest payable	2,233,493	2,233,493	-	-	-
Line of credit	7,002,572	7,002,572	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm's length parties	2,424,353	2,424,353	-	-	-
	$15,675,444	$15,675,444	$-	$-	$-

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

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Index

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We are working to remedy these deficiencies as its business activities evolve.

There were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

On December 18, 2013, the Company was served with a civil summons from H. Gordon Niblock in respect of a complaint for breach of agreement to repay the promissory note of $125,000 due on by January 15, 2011, plus interest at the legal rate of eight percent per annum from the date of maturity of the note until the amount is repaid plus reasonable attorney fees of the proceedings. On February 5, 2014, case 13-CVS-7736 for the plaintiff's motion for entry of default and default judgment was heard in the Superior Court Division of Forsyth Country, North Carolina. The court found in favor of the plaintiff, ruling that the Company was in default of its agreement with the Plaintiff and that the Plaintiff is eligible to seek affirmative relief against the defendant. The amount of interest was determined to be approximately $30,000 to December 31, 2013 and continues to accrue at the legal rate.

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2014, the Company had promissory notes payable and related interest payable, totalling $7,519,812 in default.

Index

ITEM 5.                    OTHER INFORMATION.

The following list is compiled of two (2) Form 8-Ks, which we failed to file:

1.	On February 7, 2014, the Company:

•
granted Dr. James Gavin III the option to acquire 300,000 shares of common stock at an exercise price of $0.05 per year for a term of five years. Options in respect of 150,000 shares would vest immediately with the balance vesting after 12 months.

•	granted Ms. Barbara Dubiel the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share a term of five years. Options vest as follow:

i.	options in respect of 100,000 shares vest immediately,

ii.	options in respect of 100,000 shares vest at the time a pilot project for the Company's Health-e-Connect is initiated between the Company and a specified major multinational pharmaceutical company,

iii.	options in respect of 100,000 shares vest at the time a software sharing deal has been executed between the Company and a specified major multinational pharmaceutical company, and

iv.
options in respect of 100,000 shares vest at the time a national, co promotable deal for the Company's Health-e-Connect has been executed between the Company and a specified major multinational pharmaceutical company;

Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015

2.
On April 18, 2014, the Company granted Ms. Barbara Dubiel the option to acquire 500,000 shares of common stock of the Company at a price of $0.03 per share for a term of five years. Options vest as follow:

i.	options in respect of 100,000 shares vest immediately and

ii.	options in respect of 400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company (a different company than referenced in paragraph 1 above),

Index

ITEM 6.                    EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12
3.7	Amendment to Bylaws, dated October 12, 2011.	8-K	10/17/11
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter.	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter.	10-KSB	3/31/14	99.40
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2014.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12
3.7	Amendment to Bylaws, dated October 12, 2011.	8-K	10/17/11
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X