Form 10-Q
period 2014-06-30
ALR TECHNOLOGIES INC.
filed 2014-08-14
CIK 1087022

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 241,027,909 as of August 14, 2014.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	June 30, 2014	December 31, 2013
	(unaudited)

Assets
Current assets:
Cash	$58,527	$29,558
Prepaid expenses and other	2,280	4,388
Total assets	$60,807	$33,946

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,066,600	$1,112,020
Interest payable	2,362,385	2,075,017
Lines of credit from related parties	7,592,510	6,508,730
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	16,307,814	14,982,086

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2013 - No) preferred stock were issued and outstanding

Common stock Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of common stock with a par value of $0.001 per share Shares issued and outstanding: 241,027,909 shares of common stock (December 31, 2013 – 239,477,909 shares of common stock).	241,027	239,477
Additional paid-in capital	37,123,596	33,670,337
Accumulated deficit	(53,611,630)	(48,857,954)
Stockholders' deficit	(16,247,007)	(14,948,140)
Total liabilities and stockholders' deficit	$60,807	$33,946

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Six months Ended		(Inception) to
	June 30		June 30		June 30,
	2014	2013	2014	2013	2014
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	-	-	-	-	900,940
General and administration	270,535	233,930	472,810	506,671	14,879,677
Product development	144,440	123,464	256,044	248,587	4,605,363
Professional	81,536	162,016	154,130	225,343	2,574,523
Total Operating Expenses	496,511	519,410	882,984	980,601	23,013,197
Operating Loss	(496,511)	(519,410)	(882,984)	(980,601)	(23,343,905)

Other Expenses
Interest	3,631,933	306,633	3,959,192	607,880	30,070,628
Loss on write-off of equipment	-	-	-	-	36,623
Gain on settlement of debt	(88,500)	-	(88,500)	-	317,220
Other items	-	298	-	(17,250)	(156,746)
Total Other Expenses	3,543,433	306,931	3,870,692	590,630	30,267,725
Net Loss	$(4,039,944)	$(826,341)	$(4,753,676)	$(1,571,231)	$(53,611,630)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding, - basic and diluted	240,166,798	237,477,909	239,820,450	237,477,909

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Six Months Ended		(Inception)
	June 30,		to June 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(4,753,676)	$(1,571,231)	$(53,611,630)
Depreciation	-	-	52,694
Stock-based compensation-product development costs	16,148	2,998	552,511
Stock-based compensation-interest expenses	3,280,929	-	16,611,913
Stock-based compensation-selling, general and administration	41,073	57,963	3,527,864
Stock-based compensation-professional fees	33,458	111,928	251,232
Stock-based compensation - market development	-	-	20,989
Non-cash imputed interest expenses	36,701	87,904	3,387,765
Accrued interest on line of credit	353,180	265,777	1,586,124
Equity instruments issued to settle liabilities	-	-	1,871,718
Other non-cash items included in net loss	-	-	341,629
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,108	12,058	(2,280)
Increase in accounts payable and accrued liabilities	1,080	80,064	1,571,243
Increase in interest payable	287,368	252,912	5,025,375
Increase in advances payable	-	10,000	3,152,071
Income tax receivable	-	-	8,727

Net cash used in operating activities	(701,631)	(689,629)	(15,652,055)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	730,600	709,640	6,250,970
Proceeds from issuance of promissory notes	-	-	9,418,676
Proceeds from issuance of shares			1,512,403
Repayment of promissory notes payable	-	-	(970,879)
Expenditures to repurchase shares	-	-	(342,038)
Other financing activities	-	-	(115,472)
Net cash provided by financing activities	730,600	709,640	15,753,660
Change in cash	28,969	20,011	58,527
Cash, beginning of period	29,558	11,082	-
Cash, end of period	$58,527	$31,093	$58,527
Supplemental information:
Shares issued to settle liabilities	46,500	30,000
Cash paid for interest	-	-

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the six month periods ended June 30, 2014 and 2013 of $4,753,676 and $1,571,231 respectively. In addition, losses incurred for the years ended December 31, 2013 and 2012 were $2,997,229 and $8,328,660 respectively. As of June 30, 2014, the Company is currently unable to self-finance its operations, has a working capital deficit of $16,247,007 ($14,948,140 at December 31, 2013), an accumulated stockholders' deficit of $16,247,006 ($14,948,140 at December 31, 2013), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company's current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totalling $16,307,814 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company's product line and ultimately, the Company's ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $7.5 million (As of June 30, 2014 the total balance outstanding was $6,251,139). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.     Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2014 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014 and December 31, 2013 and the results of operations, and cash flows as of June 30, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. SEC.

The results of operations for the six month period ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Index

 ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable

a)      Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2012	$1,569,321
Interest incurred on promissory notes payable	505,571
Other	125
Balance, December 31, 2013	2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	257,785
Balance, June 30, 2014 (unaudited)	$2,362,385

Interest payable is to the following:

	June 30,	December 31,
	2014 (unaudited)	2013
Relatives of directors	$1,199,636	$1,046,523
Non-related parties	1,162,749	1,028,494
	$2,362,385	$2,075,017

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable (continued)

b)      Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2012	$105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Transfer of balance to accounts payable	(115,613)
Balance, December 31, 2013 and June 30, 2014 (unaudited)	$-

c)      Promissory notes payable:

Promissory notes payable		June 30, 2014 (unaudited)	December 31, 2013

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000

Total Arm's Length Promissory Notes		$2,424,353	$2,424,353

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable (continued)

d)   Promissory notes payable to related parties:

Relatives of Directors		June 30, 2014 (unaudited)	December 31, 2013

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1% per month	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Party Promissory Notes		$2,861,966	$2,861,966

e)      Interest expense

During the six months ended June 30, 2014, the Company incurred interest expense of $3,959,192 (2013: $607,880) substantially as follows:

-	$287,368 (2013: $252,786) incurred on promissory notes payables as shown in note 3(c);
-	$353,180 (2013: $265,777) incurred on lines of credit payable
-
$36,702 (note 6(b)) (2013: $87,904) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate

-	$3,280,929 (2013: $Nil) incurred on stock options granted to creditors;

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.      Lines of Credit

As of June 30, 2014, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$4,251,139	$684,985	$4,936,123	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	656,385	2,656,385	General Security over Assets	General Corporate Requirements
Total				$6,251,139	$1,341,370	$7,592,508

As of December 31, 2013, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$3,520,540	$451,805	$3,972,345	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$536,385	$2,536,385	General Security over Assets	General Corporate Requirements
Total				$5,520,540	$988,190	$6,508,730

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

On May 21, 2014, four consultants of the Company exercised their option to acquire 1,550,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company retired accounts payable of $135,000 and received a full release of any additional claim to debt.

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

The compensation expense recognized related to this option grant was $13,063. The compensation expense related to the unvested stock options to be recognized if the options vest is $1,866.

On February 7, 2014 the Company,
a)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	150,000 at the time of the grant
-	150,000 one year from the date of grant

 The compensation expense recognized related to this option grant was $5,708. The compensation expense related to the unvested stock options to be recognized if the options vest is $3,262.

b)	granted the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	100,000 at the time of grant
-	Three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company's Health-e-Connect product.
-	The compensation expense recognized related to this option grant was $2,990. The compensation expense related to the unvested stock options to be recognized if the options vest is $8,970.

On April 1, 2014,
a)	the Company agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman, increasing it from $4,000,000 to $5,500,000:
i.	granted the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
ii.	modified the exercise price of the option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
iii.	modified the exercise price of the option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
iv.	modified the exercise price of the option granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
v.	granted the option to the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

  The compensation expense recognized related to the option grants was $3,280,929. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)      Stock options (continued)

b)
the Company reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options.

c)
the Company allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company.  The compensation expense recognized related to this option grant was $19,987.

On April 18, 2014, the Company granted the following options:

a)
the option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vested on May 19, 2014 when the individual assumed the role as President of the Company. The compensation expense recognized related to the option grant was $37,263.

b)	the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:
•	100,000 shares vest immediately
•	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company,

  The compensation expense recognized related to this option grant was $2,484. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,937.

 On May 21, 2014, the Company:

a)	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. Options vest as follow:
•	100,000 shares vest twelve months from the date of the grant
•	200,000 shares vest twenty four months from the date of the grant
•	200,000 shares vest thirty six months from the date of the grant
The compensation expense recognized related to this option grant was $1,989. The compensation expense related to the unvested stock options to be recognized if the options vest is $12,930.

b)
granted a consultant the option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017. This option to acquire 100,000 shares of common stock was exercised as part of a debt settlement agreement. The compensation expense recognized related to this option grant was $2,906.

c)
entered into agreements with three consultants to modify the exercise price of their collective options to acquire 1,450,000 shares of common stock from $0.07 to $0.03. The options to acquire 1,450,000 shares of common stock was exercised as part of a debt settlement agreement. There was no additional compensation expense recognized related to this option modification.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)      Stock options (continued)

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2014 (unaudited)		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	130,550,000	$0.03	125,000,000	$0.04
Granted	113,300,100	0.03	8,550,000	0.04
Exercised	(1,550,000)	0.03	(3,000,000)	(0.03)
Cancelled	(100,000)	0.07	-	-

Outstanding, end of period	242,200,100	$0.03	130,550,000	$0.04

Exercisable, end of period	237,300,100	$0.03	127,800,000	$0.04

The options outstanding at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.03	-	20,000,000	$0.05	-
June 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
March 6, 2016	35,750,000	$0.03	-	35,750,000	$0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.03	-	100,000	$0.05	-
May 27, 2017	400,000	$0.03	-	700,000	$0.05	-
May 31, 2017	500,000	$0.25	-	500,000	$0.05	-
August 16, 2017	500,000	$0.03	-	500,000	$0.05	-
December 28, 2017	14,250,000	$0.03	-	14,250,000	$0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.03	-	2,300,000	$0.05	-
March 26, 2018	500,000	$0.03	-	500,000	$0.03	-
April 1, 2018	-	$0.07	-	1,250,000	$0.07	-
April 9, 2018	1,000,000	$0.03	-	1,000,000	$0.03	-
October 1, 2018	500,000	$0.03	-	500,000	$0.03	-
February 7, 2019	700,000	$0.03	-	-	$-	-
April 1, 2019	110,000,100	$0.03	-	-	$-	-
April 18, 2019	2,000,000	$0.03		-	$-
May 21, 2021	500,000	$0.03	-	-	$-	-
Total	240,200,100	$0.03	-	130,550,000	$0.04	-
Weighted Average Remaining Contractual Life	3.57			3.03

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
(Unaudited)

5.     Capital Stock (continued)

c)      Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	June 30, 2014 (unaudited)	December 31, 2013

Risk-free interest rate	2.52%	2.52%
Expected life	5 years	5 Years
Expected dividends	0%	0%
Expected volatility	245%	299%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2014 was $0.02 (2013: $0.03).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended June 30, 2014 (unaudited)	Three months ended June 30, 2013 (unaudited)	Six months ended June 30, 2014 (unaudited)	Six months ended June 30, 2013 (unaudited)
Market development
Unrelated parties	$-	$-	$-	$-
Interest expense:
Related parties	$3,280,929	$-	$3,280,929	$-
Product development fees
Unrelated parties	$15,315	$1,499	$16,148	$2,998
Professional fees:
Unrelated parties	$33,458	$99,937	$33,458	$111,928
General and administrative:
Unrelated parties	$41,073	$5,996	$41,073	$57,963
	$3,370,775	$107,431	$3,371,608	$172,889

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.      Contingencies

a.
Accounts payable and accrued liabilities as of June 30, 2014 include $177,810 (December 31, 2013 - $177,810) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

b.
The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $977,000, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.    Related Party Transactions

Related party transactions included the following:

	Three months ended June 30, 2014 (unaudited)	Three months ended June 30, 2013 (unaudited)	Six months ended June 30, 2014 (unaudited)	Six months ended June 30, 2013 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557	$153,113	$153,113
Lines of credit from Chairman and relatives of the Chairman	182,553	139,893	353,180	265,777

General, selling and administration:
Consulting fees to a Company controlled by director of the Company in his role as a consultant to the Company	39,000	31,500	70,500	63,000
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400	94,800	94,800

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

Included in accounts payable is $20,956 (2013: $Nil) due to a company controlled by a Director and Officer of the Company.

8.      Commitments

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
William Smith	$180,000

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

2% of sales price up to $24,999,999 plus
3% of sales price between $25,000,000 and $49,999,999 plus
4% of sales price between $50,000,000 and $199,999,999 plus
5% of sales price in excess of $200,000,000

Any other amounts distributed to each key employee are to be determined by the Board of Directors.

9.      Subsequent Events

a)	On July 25, 2014, the Company granted two directors each the option to acquire 1,000,000 shares of common stock at a price of $0.03 per share for a term of five years.

b)	On August 1, 2014, the Company:

•	granted a director the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years

•	granted a consultant the option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years

•	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:

i.	Consenting to act as an advisor to the Board of Directors of the Company;

ii.	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors

iii.	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced in 9(b)(ii).

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Index

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

Index

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

•	granted Ms. Barbara Dubiel the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share a term of five years. Options vest as follow:
•	100,000 shares vest immediately,
•	100,000 shares vest at the time a pilot project for the Company's Health-e-Connect is initiated between the Company and specified major multinational pharmaceutical company,
•	100,000 shares vest at the time a software sharing deal has been executed between the Company and a specified major multinational pharmaceutical company, and
•	100,000 shares vest at the time a national, co promotable deal for the Company's Health-e-Connect has been executed between the Company and a specified major multinational pharmaceutical company;

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

In exchange for increasing the borrowing limit on the line of credit, the Company agreed to:

i.	grant Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
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

v.	grant Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

On April 1, 2014, the Company

i.	entered into agreements with the following consultants to modify their option to acquire shares of common stock of the Company as follows:

Option Holder	Shares under Option	Previous Exercise Price per Share under Option	Amended Exercise Price per Share under Option
Dr. Alfonso Salas	250,000	$0.05	$0.03
Viper Enterprises LLC	500,000	$0.05	$0.03
Mr. Johnny Tlardera	200,000	$0.05	$0.03
Mr. Norbert Ricafranca	200,000	$0.05	$0.03
Mr. Steven Brassard	300,000	$0.05	$0.03
Mr. Lester Tolentino	200,000	$0.05	$0.03
Ms. Barbara Dubiel	300,000	$0.05	$0.03
Mr. Glen Reyes	200,000	$0.05	$0.03
Mr. Ken Robulak	350,000	$0.05	$0.03
Dr. Kent Stoneking	500,000	$0.05	$0.03
Mr. Mark Uy	200,000	$0.05	$0.03

ii.
entered into an amendment agreement with Mr. Steven Brassard whereby the vesting conditions on his option to acquire 500,000 shares of common stock, granted April 9, 2013, were removed. Previously, this option was to vest if Mr. Brassard accepted a full-time role with the Company.

Index

On April 11, 2014, the Company received notice of resignation effective May 18, 2014 from Mr. Lawrence Weinstein for the positions of President and Chief Operating Officer. On April 17, 2014, the Company received notice of resignation effective May 18, 2014 from Mr. Lawrence Weinstein for his position as a member of the Board of Directors of the Company. On May 18, 2014, Mr. Lawrence Weinstein resigned from the positions of President, Chief Operating Officer and member of the Board of Directors of the Company.

On April 18, 2014, the Board of Directors appointed Mr. Bill Smith to assume the position of President effective May 19, 2014. Upon assuming the office of President of the Company, Mr. Smith will be paid $15,000 per month. In conjunction with the appointment, the Company granted Mr. Smith the option to purchase 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years. On May 19, 2014, Mr. Smith assumed the position of President of the Company.

On April 18, 2014, the Company granted Ms. Barbara Dubiel the option to acquire 500,000 shares of common stock of the Company at a price of $0.03 per share for a term of five years. Options vest as follow:

•	100,000 shares vest immediately
•	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company (a different company unrelated to the option grant dated February 7, 2014),

On May 21, 2014, the Company:

a)	granted Mr. Philip Murphy the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. The option to acquire shares vest as follow:
•	100,000 shares vest twelve months from the date of the grant
•	200,000 shares vest twenty four months from the date of the grant
•	200,000 shares vest thirty six months from the date of the grant

b)	granted Ms. Nancy Antrobus the option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017.

c)	entered into agreements with the following consultants to modify their option to acquire shares of common stock of the Company as follows:

Option Holder	Shares under Option	Previous Exercise Price per Share under Option	Amended Exercise Price per Share under Option
Ms. Kathi Cullari	1,250,000	$0.07	$0.03
Ms. Michelle Gillespie	100,000	$0.07	$0.03
Ms. Jennifer Wagner	100,000	$0.07	$0.03

d)	entered into a debt settlement agreement with Cullari Communications Group LLC whereby Cullari agreed to release and discharge all accounts payable owed in exchange for the exercises of options:

Option Holder	Shares under Option	Amended Exercise Price per Share under Option
Ms. Kathi Cullari	1,250,000	$0.03
Ms. Michelle Gillespie	100,000	$0.03
Ms. Jennifer Wagner	100,000	$0.03
Ms. Nancy Antrobus	100,000	$0.03

  On June 2, 2014, the option granted to Ms. Sarah Cox to acquire 100,000 shares of common stock at a price of $0.07 per share was cancelled.

Index

On April On July 25, 2014, the Company granted the option to acquire 2,000,000 shares of common stock at a price of $0.03 per share for a term of five years as follows to two members of the Board of Directors of the Company:

Option Holder	Shares under Option
Mr. Kenneth Robulak	1,000,000
Dr. Alfonso Salas	1,000,000

On August 1, 2014, Mr. Peter Stafford, QC, was appointed to the Board of Directors of the Company. Mr. Stafford is a retired lawyer and business consultant, having practised with Fasken Martineau DuMoulin LLP, a major Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm's Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineu DuMoulin LLP, including leading the start of its Johannesburg, South Africa office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd. a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.) from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr. Stafford also served as Director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc., from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960. Mr. Stafford was granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years.

On August 1, 2014, we granted the options to acquire 1,250,000 shares of our common stock at a price of $0.03 per share to expire on August 1, 2019 as follows:

Option Holder	Shares under Option
Mr. Peter Stafford	500,000
Mr. Ronald Cheng	500,000
Mr. Steven Brassard	250,000

The option granted to Mr. Ronald Cheng to acquire 500,000 shares of common stock at $0.03 per share vest at the time Mr. Cheng completes a six month advisory term to the Board of Directors satisfactorily to the board of directors and immediately subsequently thereafter enters into a subsequent relationship with the Company.

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

On June 17, 2013, the Company announced a project partnership with Healing our Village whereby up to 500 patients in the Healing Our Village diabetes management program would be utilizing ALRT's Health-e-Connect Diabetes Remote Monitoring Program. Healing Our Village develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. In particular, HOV specializes in disease state and medication therapy management programs, clinical trial support, patient education, as well as outreach for health care professionals and minority communities. Enrollment of patients in the Healing Our Village pilot has been significantly delayed due to the physical relocation of the Healing Our Village clinic and other factors.

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

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm's insulin dosage adjustment software with ALRT's Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient's physician could be provided with an insulin dosage recommendation electronically when the patient's blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms' software will require additional U.S. Food and Drug Administration regulatory clearance.  Under the agreement, ALRT will have access to the InsulinAlgo software to begin the integration process while InsulinAlgo's FDA clearance is pending.  Once integrated and tested, and after final FDA clearance, the ALRT-InsulinAlgo system will be made available to the commercial marketplace both in the U.S. and internationally.  Effective August 8, 2014, the Company terminated its relationship with Dr. Mayer Davidson.

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

Index

On May 7, 2014, the Company announced that it has upgraded its Health-e-Connect Diabetes Management System in order to facilitate online, insulin dosing consultations for physicians. Through ALRT's Health-e-Connect System, prescribing physicians will have the option to receive an online second opinion on their recommended insulin dose from an independent consulting endocrinologist. On July 15, 2014 the Company entered into an Insulin Dosing Consultation arrangement with Dr. Mayer Davidson, one the world's leading experts on diabetes and insulin, whereby Dr. Davidson's endocrinology practice will provide the dosing opinion based on review of actual blood glucose data, provided electronically by ALRT's Health-e-Connect System, along with other key data that is necessary for prescribing, such as current insulin dosage, gender, height and weight. Effective August 8, 2014, the Company terminated its relationship with Dr. Mayer Davidson.

On July 28, 2014, the Company entered into a pilot service agreement with Kansas City Metropolitan Physician Association (KCMPA), one of the nation's premier Accountable Care Organizations (ACO). Under the agreement, KCMPA, which has made diabetes management a key focus of its Quality Improvement Plan, will enroll 200 of its patients with Type 2 diabetes into ALRT's Health-e-Connect diabetes management system. The pilot service agreement is effective nine months from the beginning date of patient enrollment and the intent is to allow 6 months of use for each patient enrolled in the system. During the initial nine term of the pilot service agreement, the Company will not charge KCMPA for any of the enrolled patients in the program.  The pilot program between ALRT and KCMPA represents the first commercial deployment of ALRT's Health-e-Connect System and has the potential to be ALRT's first U.S.-based, revenue-generating, commercial arrangement for the Health-e-Connect. Related, on July 3rd, the Centers for Medicare and Medicaid Services proposed a rule that would allow for reimbursement to physicians who employ "non-face-to-face" chronic disease management. If that reimbursement becomes available to KCMPA physicians on January 1, KCMPA has agreed to negotiate a fee to be paid to ALRT for their use of the Health-e-Connect System.

On July 29, 2014, the Company entered into a Memorandum of Understanding (MOU) with the leadership of Hospital Clinico Metropolitano La Florida, one of the largest and most prestigious public hospitals in Santiago, Chile, to conduct a clinical outcomes trial utilizing ALRT's Health-e-Connect Diabetes Management System. The trial will utilize ALRT's latest product offering, the Insulin Dose Adjustment Consult (IDAC) feature that allows primary care physicians to access – electronically – an insulin dose recommended by an endocrinologist. Under the terms of the MOU, Hospital Clinico Metropolitano La Florida will enroll 100 of its insulin-requiring patients in the intervention arm of the study and 100 insulin-requiring patients in the control arm.  The intervention group will utilize the Health-e-Connect System with IDAC for six months of treatment.  Key data points for the study will include:

•	average A1c reduction
•	adherence to medication and care plan, and
•	physician and patient satisfaction.

The trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this trial is a key strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems.

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Index

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2014 and 2013, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months			Six Months
	Ended			Ended
	June 30			June 30
			Percentage			Percentage
	2014	2013	Increase /	2014	2013	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	0%	$-	$-	0%
Cost of sales	-	-	0%	-	-	0%
Depreciation	-	-	0%	-	-	0%
General and administrative	270,535	233,930	16%	472,810	506,671	(7%)
Product development	144,440	123,464	17%	256,044	248,587	3%
Professional fees	81,536	162,016	(50%)	154,130	225,343	(32%)
Interest expenses	3,631,933	306,633	1,084%	3,959,192	607,880	551%
Gain on settlement of debt	(88,500)	-	(~ %)	(88,500)	-	(~ %)
Other income	-	298	(100%)	-	(17,250)	100%
Net Loss	$4,039,944	$826,341	389%	$4,753,676	$1,571,231	203%

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel and staff, stock-based compensation for options granted to management personnel and staff, travel and trade show costs, rent of the Company's corporate office, website development costs and general costs incurred through day-to-day operations. During the six month period ended, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Index

	Six Months Ended June 30,	Six Months Ended June 30,	Amount Increase / (Decrease)
	2014	2013

General, selling and administrative:
Salaries & consulting fees	$336,000	$336,000	$-
Stock based compensation	41,000	58,000	(17,000)
Travel and trade-shows	56,000	67,000	(11,000)
Rent of corporate offices	12,000	6,000	6,000
Website & information technology	15,000	16,000	(1,000)
Other general & administrative costs	13,000	24,000	(11,000)
Total	$473,000	$507,000	$(34,000)

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended	Six Months Ended	Amount Increase /
Professional Fees:	June 30,	June 30,	(Decrease)
	2014	2013

Corporate auditor - Year-end and quarterly review	$23,000	$30,000	$(7,000)
Stock based compensation	33,000	112,000	(79,000)
Legal Fees	21,000	34,000	(13,000)
Diabetes care facilitators	9,000	1,500	7,500
Professionals retained	58,000	47,000	11,000
Other professional fees	10,000	500	(9,500)
Total	$154,000	$225,000	$(71,000)

Substantially all of the decrease in professional fees for 2014 from the prior year comparable period can be attributed to stock-based compensation costs.

Index

Interest expense. Interest expense was from the following sources for the six months ended June 30, 2014 and 2013:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Interest expense incurred on promissory notes	$287,000	$253,000
Interest expense incurred on lines of credit	353,000	266,000
Imputed interest on zero interest loans	83,000	89,000
Recovery of imputed interest on default judgment	(45,000)	-
Stock options granted for promissory notes	3,281,000	-
Total	$3,959,000	$608,000

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from June 30, 2013 to June 30, 2014. Related to its promissory notes outstanding, the Company incurred interest expense of $252,000 for the six months ended June 30, 2014. The Company incurred additional interest expense of $34,000 related to a default judgement on promissory note during the six month period ended. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit
The Company has two line of credit facilities that had balances as follows:

			Amount ($)
Lines of Credit:	June 30, 2014	June 30, 2013	Increase / (Decrease)

Line of Credit provided by Sidney Chan	$4,251,000	$2,804,000	$1,447,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$6,251,000	$4,804,000	$1,447,000

The Company incurred interest on the lines of credit as follows:

	Six Months	Six Months	Amount ($)
Interest Expense on Line of Credit :	Ended June 30,	Ended June 30,	Increase / (Decrease)
	2014	2013

Interest expense incurred on line of credit from Sidney Chan during the year	$233,000	$146,000	$87,000
Interest expense incurred on line of credit from Christine Kan during the year	120,000	120,000	-

Total	$353,000	$266,000	$87,000

Imputed Interest
During the 2014 and 2013 fiscal years, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company's accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item "additional paid-in capital".

Index

Stock Based Compensation

On April 1, 2014 the Company entered into an agreement with Mr. Sidney Chan, whereby he increased the borrowing limit under his existing line of credit with the Company from $4,000,000 to $5,500,000. Pursuant to the agreement, the Company:

•	granted Mr. Chan the option to purchase 83,333,400 shares of common stock at a price of $0.03 per share, expiring on April 1, 2019.
•	modified the exercise price of Mr. Chan's option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
•	modified the exercise price of Mr. Chan's option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
•
modified the exercise price of the option granted January 2011 to the spouse of Mr. Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and

•	granted Ms. Kan the option acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

As a result of these stock option grants, the Company incurred $3,280,929 of stock based compensation expense which was allocated to interest expense. As the options were fully vested, and the debt facility was a revolving line of credit, due on demand, the full amount was expensed at the time of the grant of the options.

During the 2013 fiscal year, the Company did not grant any options related to any of its debts.

Liquidity and Capital Resources

Working Capital

	As At June 30, 2014	As At June 30, 2013	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$60,807	$35,864	24,943	70
Current Liabilities	$16,307,814	$13,786,116	2,521,698	18
Working Capital (Deficiency)	$(16,247,007)	$(13,750,252)	(2,496,755)	(18)

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

Current Assets

The Company's current assets as at June 30, 2014 and December 31, 2013 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $16,307,814 as at June 30, 2014 as compared to $14,982,086 as at December 31, 2013. Current liabilities were as follows:

Index

	June 30, 2014	December 31, 2013	Change $	Change %
Accounts payable and accrued liabilities	$1,066,600	$1,112,020	$(45,420)	(4%)
Interest payable	2,362,385	2,075,017	287,368	14%
Lines of credit to related parties	7,592,510	6,508,730	1,083,780	17%
Promissory notes payable to related parties	2,861,966	2,861,966	-	0%
Promissory notes payable	2,424,353	2,424,353	-	0%
Total current liabilities	$16,307,814	$14,982,086	$1,325,728	9%

The increase in interest payable of $287,368 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $1,084,000 is attributable to borrowings of

-	$731,000 to fund operations, product development activities, extinguish accounts payables, support overhead and fund the sales and marketing program.
-	$353,000 of unpaid interest incurred on the principal of the borrowed amounts

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows used in Operating Activities	$(701,631)	$(689,629)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$730,600	$709,640
Net (decrease) increase in Cash During Period	$28,969	$20,011

Cash Balances and Working Capital

As of June 30, 2014, the Company's cash balance was $58,527 compared to $29,558 as of December 31, 2013.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six months period ended June 30, 2014 was $702,000 in comparison with $690,000 used during the same period last year. The Company's expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Product Development Consulting and Expenses	$202,000	$215,000
Management and Employees Compensation	$319,000	$290,000
Professional Fees	$81,000	$92,000
Travel and Trade Shows	$56,000	$68,000
Other	$44,000	$25,000
Cash used in Operations	$702,000	$690,000

Index

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2014 was $731,000 in comparison with $710,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2014 and 2013 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of June 30, 2014, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,066,600	$1,066,600	$-	$-	$-
Interest payable	2,362,385	2,362,385	-	-	-
Line of credit	7,592,510	7,592,510	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm's length parties	2,424,353	2,424,353	-	-	-
	$16,307,814	$16,307,814	$-	$-	$-

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

There were no other changes from the period beginning April 1, 2014 to the date of this 10Q.

ITEM 1A.  RISK FACTORS.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2014, the Company had promissory notes payable and related interest payable, totalling $7,648,704 in default.

Index

ITEM 5.        OTHER INFORMATION.

The following list is compiled of our four (4) Form 8-Ks, which we failed to file:

1.	On May 21, 2014, the Company granted the following options to acquire shares of its common stock:

Optionee	Shares Under Option	Exercise Price	Expiry Date
Mr. Philip Murphy	500,000	$0.03	May 21, 2019
Ms. Nancy Antrobus	100,000	$0.03	June 27, 2017

The option to acquire shares granted to Mr. Philip Murphy vests as follow:

•	100,000 shares vest twelve months from the date of the grant
•	200,000 shares vest twenty four months from the date of the grant
•	200,000 shares vest thirty six months from the date of the grant

2.	On May 21, 2014, the entered Company into agreements with the following consultants to modify their option to acquire shares of common stock of the Company as follows:

Option Holder	Shares under Option	Previous Exercise Price per Share under Option	Amended Exercise Price per Share under Option
Ms. Kathi Cullari	1,250,000	$0.07	$0.03
Ms. Michelle Gillespie	100,000	$0.07	$0.03
Ms. Jennifer Wagner	100,000	$0.07	$0.03

3.	On May 21, 2014, the Company issued 1,550,000 restricted shares of common stock to the following individuals in exchange for the foregiveness of debt from Cullari Communications Group LLC.:

Shareholder	Shares Issued
Ms. Kathi Cullari	1,250,000
Ms. Michelle Gillespie	100,000
Ms. Jennifer Wagner	100,000
Ms. Nancy Antrobus	100,000

4.	On June 2, 2014, the option granted to Ms. Sarah Cox to acquire 100,000 shares of common stock at a price of $0.07 per share was cancelled.

Index

ITEM 6.        EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12
3.7	Amendment to Bylaws, dated October 12, 2011.	8-K	10/17/11
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2014.

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