Form 10-Q
period 2014-09-30
ALR TECHNOLOGIES INC.
filed 2014-11-14
CIK 1087022

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 242,777,909 as of November 13, 2014.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Balance Sheets
($ United States)

	September 30, 2014	December 31, 2013
	(unaudited)

Assets
Current assets:
Cash	$49,028	$29,558
Prepaid expenses and other	3,163	4,388
Total assets	$52,191	$33,946

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,067,986	$1,112,020
Interest payable	2,491,279	2,075,017
Lines of credit from related parties	8,160,831	6,508,730
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	17,006,415	14,982,086

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2013 - No) shares of preferred stock issued and outstanding
Common stock
Authorized: 500,000,000 (December 31, 2013 - 500,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,277,909 shares of common stock (December 31, 2013 - 239,477,909 shares of common stock) issued and outstanding	242,277	239,477
Additional paid-in capital	37,289,465	33,670,337
Accumulated deficit	(54,485,966)	(48,857,954)
Stockholders' deficit	(16,954,224)	(14,948,140)
Total liabilities and stockholders' deficit	$52,191	$33,946

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

					October 21, 1998
	Three months Ended		Nine months Ended		(Inception) to
	September 30		September 30		September 30,
	2014	2013	2014	2013	2014
Revenue

Sales	$-	$-	$-	$-	$2,994,931
Cost of sales	-	-	-	-	3,325,639
Gross Margin	-	-	-	-	(330,708)
Operating Expenses
Depreciation	-	-	-	-	52,694
Market development	-	-	-	-	900,940
General and administration	306,812	206,498	779,622	713,169	15,186,489
Product development	129,431	108,266	385,475	356,853	4,734,794
Professional	61,666	63,684	215,796	289,027	2,636,189
Total Operating Expenses	497,909	378,448	1,380,893	1,359,049	23,511,106
Operating Loss	(497,909)	(378,448)	(1,380,893)	(1,359,049)	(23,841,814)
Other Expenses
Interest	376,427	322,881	4,335,619	930,761	30,447,055
Loss on write-off of equipment	-	-	-	-	36,623
Gain on settlement of debt	-	-	(88,500)	-	317,220
Other items	-	-	-	(17,250)	(156,746)
Total Other Expenses	376,427	322,881	4,247,119	913,511	30,644,152
Net Loss	$(874,336)	$(701,329)	$(5,628,012)	$(2,272,560)	$(54,485,966)
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding, - basic and diluted	241,714,722	237,477,909	242,250,844	237,470,583

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

			October 21, 1998
	Nine Months Ended		(Inception)
	September 30,		to September 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(5,628,012)	$(2,272,560)	$(54,485,966)
Depreciation	-	-	52,694
Stock-based compensation-product development costs	17,847	4,497	554,210
Stock-based compensation-interest expenses	3,296,342	-	16,627,326
Stock-based compensation-selling, general and administration	105,045	63,959	3,591,835
Stock-based compensation-professional fees	44,610	111,928	262,384
Gain on settlement of debt	(88,500)	-	(88,500)
Stock-based compensation - market development	-	-	20,989
Non-cash imputed interest expenses	74,084	131,987	3,425,150
Accrued interest on line of credit	509,749	417,551	1,742,692
Equity instruments issued to settle liabilities	-	-	1,871,718
Other non-cash items included in net loss	-	-	341,629
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,225	16,253	(3,166)
Increase in accounts payable and accrued liabilities	90,966	89,372	1,661,132
Increase in interest payable	416,262	379,304	5,154,269
Increase in advances payable	-	30,000	3,152,071
Income tax receivable	-	-	8,727

Net cash used in operating activities	(1,160,382)	(1,027,708)	(16,110,806)
INVESTING ACTIVITIES
Purchase of equipment	-	-	(43,078)
Net cash used in investing activities	-	-	(43,078)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	1,179,850	1,073,638	6,700,222
Proceeds from issuance of promissory notes	-	-	9,418,676
Proceeds from issuance of shares	-	-	1,512,403
Repayment of promissory notes payable	-	(20,000)	(970,879)
Expenditures to repurchase shares	-	-	(342,038)
Other financing activities	-	-	(115,472)
Net cash provided by financing activities	1,179,850	1,053,638	16,202,910
Increase in cash	19,470	25,930	49,028
Cash, beginning of period	29,558	11,082	-
Cash, end of period	$49,028	$37,012	$49,028
Supplemental information:
Shares issued to settle liabilities	86,000	30,000
Cash paid for interest	-	-

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

Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the nine month periods ended September 30, 2014 and 2013 of $5,628,012 and $2,272,560 respectively. In addition, losses incurred for the years ended December 31, 2013 and 2012 were $2,997,229 and $8,328,660 respectively. As of September 30, 2014, the Company is currently unable to self-finance its operations, has a working capital deficit of $16,954,224 ($14,948,140 at December 31, 2013), an accumulated stockholders' deficit of $16,954,224 ($14,948,140 at December 31, 2013), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities required. If the Company is able to finance its required product development activities, there is no assurance the Company's current projects will be commercially viable or profitable.  The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totalling $17,006,415 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company's product line and ultimately, the Company's ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing up to $7.5 million (As of September 30, 2014 the total balance outstanding was $6,662,891). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders of the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term -financing or achieving long-term profitable operations, the Company will be required to cease operations.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

1.      Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company's debt is either due on demand or is in default and is now due on demand and continues to accrue interest at its stated rate of interest. Certain overdue creditors have demanded repayment and have not yet been repaid by the Company as there are no funds available to make the repayments. The Company will make the necessary repayments when funds are generated and available from operations or from equity financings through private placements. While some of the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company could be required to cease operations.

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

2.      Significant Accounting Policies

The unaudited condensed consolidated financial statements as of September 30, 2014 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2014 and December 31, 2013 and the results of operations, and cash flows as of September 30, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. SEC.

The results of operations for the nine month period ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable

a)      Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2012	$1,569,321
Interest incurred on promissory notes payable	505,571
Other	125
Balance, December 31, 2013	2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	386,679
Balance, September 30, 2014 (unaudited)	$2,491,279

Interest payable is to the following:

	September 30,	December 31,
	2014 (unaudited)	2013
Relatives of directors	$1,276,193	$1,046,523
Non-related parties	1,215,086	1,028,494
	$2,491,279	$2,075,017

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
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable (continued)

b)      Advances payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2012	$105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Transfer of balance to accounts payable	(115,613)
Balance, December 31, 2013 and September 30, 2014 (unaudited)	$-

c)      Promissory notes payable:

		September 30, 2014 (unaudited)	December 31, 2013

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
Total Arm's Length Promissory Notes		$2,424,353	$2,424,353

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable (continued)

d) Promissory notes payable to related parties:

		September 30, 2014 (unaudited)	December 31, 2013

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1% per month	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Party Promissory Notes		$2,861,966	$2,861,966

    e)     Interest expense

During the nine months ended September 30, 2014, the Company incurred interest expense of $4,335,619 (2013: $930,761) substantially as follows:

-	$416,261 (2013: $379,179) incurred on promissory notes payables as shown in note 3(c);
-	$547,249 (2013: $417,551) incurred on lines of credit payable;
-
$74,086 (note 6(b)) (2013: $131,987) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and,

-	$3,296,342 (2013: $Nil) incurred on stock options granted to creditors.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.      Lines of Credit

As of September 30, 2014, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$4,662,891	$781,554	$5,444,445	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	716,385	2,716,385	General Security over Assets	General Corporate Requirements
Total				$6,662,891	$1,497,939	$8,160,830

As of December 31, 2013, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$4,000,000	Due on Demand	$3,520,540	$451,805	$3,972,345	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$536,385	$2,536,385	General Security over Assets	General Corporate Requirements
Total				$5,520,540	$988,190	$6,508,730

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.      Capital Stock (continued)

b)      Issued share capital

On August 15, 2014, a director of the Company exercised their option to acquire 1,250,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company retired accrued interest payable of $37,500.

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
The Company recognized compensation expense of $70,350 related to the options that vested during the year. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $21,585.

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

On October 1, 2013, the Company granted the option to acquire 500,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vests as follows:

-	250,000 at the time of the grant, and
-	250,000 one year from the date of grant

The compensation expense recognized related to this option grant was $14,929. The options are fully vested.

On February 7, 2014 the Company,

a)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	150,000 at the time of the grant, and
-	150,000 one year from the date of grant

The compensation expense recognized related to this option grant was $6,932. The compensation expense related to the unvested stock options to be recognized if the options vest is $2,039.

b)	granted the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	100,000 at the time of grant, and
-	Three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements.

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
i.	granted the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
ii.	modified the exercise price of the options to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
iii.	modified the exercise price of the options to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
iv.	modified the exercise price of the options granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
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

b)
the Company reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options. One individual, a director of the Company, has exercised their option to acquire 250,000 shares of common stock which were modified during 2014.

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
The compensation expense recognized related to this option grant was $3,135. The compensation expense related to the unvested stock options to be recognized if the options vest is $11,604.
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

On July 25, 2014, the Company granted two directors each the option to acquire 1,000,000 shares of common stock at a price of $0.03 per share for a term of five years. One of the directors exercised their option acquire 1,000,000 shares of common stock of the Company. The compensation expense related to the option grants was $49,590.

On August 1, 2014, the Company:
•	granted a director the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years The compensation expense recognized was $12,393.
•	granted a consultant the option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years. The compensation expense was $6,196.
•	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:
i.	Consenting to act as an advisor to the Board of Directors of the Company;
ii.	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors
iii.	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced above in ii.
The compensation expense recognized related to the option grant was $12,393.

On August 26, 2014, the Company granted a creditor of the Company the option to acquire 2,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The options vest on the basis of 20 options for each dollar advanced to the Company to fund a public relations campaign. As at September 30, 2014, the option to acquire 300,000 shares of common stock had vested. The compensation expense recognized related to this option grant was $9,248. The compensation expense related to the unvested stock options to be recognized if the options vest is $52,404.

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.      Capital Stock (continued)

c)      Stock options (continued)

 A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2014 (unaudited)		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	130,550,000	$0.03	125,000,000	$0.04
Granted	118,550,100	0.03	8,550,000	0.04
Exercised	(2,800,000)	0.03	(3,000,000)	0.03
Cancelled	(100,000)	0.07	-	-

Outstanding, end of period	246,200,100	$0.03	130,550,000	$0.04

Exercisable, end of period	241,150,100	$0.03	127,800,000	$0.04

            The options outstanding at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.03	-	20,000,000	$0.05	-
June 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
March 6, 2016	35,750,000	$0.03	-	35,750,000	$0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.03	-	100,000	$0.05	-
May 27, 2017	400,000	$0.03	-	700,000	$0.05	-
May 31, 2017	500,000	$0.25	-	500,000	$0.05	-
August 16, 2017	250,000	$0.03	-	500,000	$0.05	-
December 28, 2017	14,250,000	$0.03	-	14,250,000	$0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.03	-	2,300,000	$0.05	-
March 26, 2018	500,000	$0.03	-	500,000	$0.03	-
April 1, 2018	-	$-	-	1,250,000	$0.07	-
April 9, 2018	1,000,000	$0.03	-	1,000,000	$0.03	-
October 1, 2018	500,000	$0.03	-	500,000	$0.03	-
February 7, 2019	700,000	$0.03	-	-	$-	-
April 1, 2019	110,000,100	$0.03	-	-	$-	-
April 18, 2019	2,000,000	$0.03		-	$-
May 21, 2019	500,000	$0.03	-	-	$-	-
July 25, 2019	1,000,000	$0.03
August 1, 2019	1,250,000	$0.03
August 26, 2019	2,000,000	$0.05
Total	246,200,100	$0.03	-	130,550,000	$0.04	-
Weighted Average Remaining Contractual Life	3.34			3.03

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
(Unaudited)

5.      Capital Stock (continued)

c)      Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	September 30, 2014 (unaudited)	December 31, 2013

Risk-free interest rate	2.50%	2.52%
Expected life	5 years	5 Years
Expected dividends	0%	0%
Expected volatility	245%	299%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2014 was $0.03 (2013: $0.03).

The compensation cost of the stock options granted was allocated as follows:

	Three months ended September 30, 2014 (unaudited)	Three months ended September 30, 2013 (unaudited)	Nine months ended September 30, 2014 (unaudited)	Nine months ended September 30, 2013 (unaudited)
Interest expense:
Related parties	$9,248	$-	$3,296,342	$-
Product development fees
Unrelated parties	$1,699	$1,499	$17,847	$4,497
Professional fees:
Unrelated parties	$11,152	$-	$44,610	$111,928
General and administrative:
Related Parties	49,590	-	86,852
Unrelated parties	$14,382	$5,996	$18,193	$63,959
	$86,070	$7,495	$3,463,844	$180,384

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.      Contingencies

a.
Accounts payable and accrued liabilities as of September 30, 2014 include $177,810 (December 31, 2013 - $177,810) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

Index

ALR TECHNOLOGIES INC.
A Development Stage Company
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

7.      Related Party Transactions

Related party transactions included the following:

	Three months ended September 30, 2014 (unaudited)	Three months ended September 30, 2013 (unaudited)	Nine months ended September 30, 2014 (unaudited)	Nine months ended September 30, 2013 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557	$229,670	$229,670
Lines of credit from Chairman and relatives of the Chairman	194,069	182,817	547,249	418,594
General, selling and administration:
Consulting fees to a Company controlled by director of the Company in his role as a consultant to the Company	45,000	31,500	119,500	94,500
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400	142,200	142,200

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

Included in accounts payable is $16,545 (2013: $Nil) due to a company controlled by a Director and Officer of the Company.

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

9.     Subsequent Events

  On October 2, 2014, a creditor exercised their option to acquire 500,000 shares of common stock of the Company through the retirement of debts totaling $25,000.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On March 26, 2013, the Company granted the option to Dr. Kent Stoneking to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years. The option will vest if Dr. Stoneking accepts a full-time role with the Company.

On April, 1, 2013, the Company granted the option to Ms. Kathi Cullari to acquire 1,250,000 shares of common stock at an exercise price of $0.07 per share for five years.

On April 9, 2013, the Company granted the options to the following individuals to acquire 500,000 shares of common stock at an exercise price of $0.03 per share for five years:

Mr. Andrew Klips
Mr. Steven Brassard

The respective options will vest if the individual accepts a full-time role with the Company.

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

Recent Developments (continued)

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

Recent Developments (continued)

On July 25, 2014, the Company granted the option to acquire 2,000,000 shares of common stock at a price of $0.03 per share for a term of five years as follows to two members of the Board of Directors of the Company:
Option Holder	Shares under Option
Mr. Kenneth Robulak	1,000,000
Dr. Alfonso Salas	1,000,000

On August 1, 2014, Mr. Peter Stafford, QC, was appointed to the Board of Directors of the Company. Mr. Stafford is a retired lawyer and business consultant, having practised with Fasken Martineau DuMoulin LLP, a major Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm's Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineu DuMoulin LLP, including leading the start of its Johannesburg, South Africa office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd. a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.) from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr Stafford also served as Director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc., from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960. Mr. Stafford was granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years.

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

On August 15, 2014, Dr. Alfonso Salas exercised his option to acquire 1,250,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company retired accrued interest payable of $37,500.

On August 26, 2014, the Company granted Mr. Marco Babini, a creditor of the Company, the option to acquire 2,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The options vest on the basis of 20 options for each dollar advanced to the Company to fund a public relations campaign. On October 2, 2014, Mr. Babini exercised his option to acquire 500,000 shares of common stock of the Company through the retirement of debts totaling $25,000.

Index

Description of Business

ALR Technologies products utilize internet-based technologies to facilitate health care providers' ability to monitor their patients' health and ensure adherence to their physician's plan of care.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that has ALRT Diabetes Care Facilitators monitor patient blood glucose data and, based on clinician approved protocols, provide advice, support and interventions when patients show readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The Health-e-Connect System has been successfully proven in clinical trials. The first trial demonstrated this type of remote care is associated with meaningfully lowering of A1c levels. The study concluded that continuing intervention using an Internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. The second trial compared Internet-based glucose monitoring to Continuous Glucose Monitoring; both systems achieved comparable results in lowering A1c despite the significantly lower costs associated with Internet-based monitoring

  Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications and thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee (the "Committee") reports that "Successful diabetes care depends on the daily commitment of person with diabetes mellitus to self-management through the balance of lifestyle and medication.  Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems."

The Health-e-Connect System for diabetes management provides an affordable and easy-to-use tool to provide the communication network as recommended by the Committee and other health experts. ALRT's Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress of a patient in managing their blood glucose. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning of the patients.

The Health-e-Connect System and the Company's universal upload cable are compatible with glucose meters from the five largest glucose meter manufacturers offering meters for sale in the United States. Once development and testing is completed, the universal cable will be offered to customers who've adopted the Health-e-Connect System.

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

On March 13, 2013, the Company announced its partnership with the Mid-America Coalition on Health Care (MACHC). Under the partnership, the MACHC has introduced and offered pilot participation of ALRT's Health-e-Connect Diabetes Management Program to their membership. Through MACHC, ALRT commenced its first commerical program in the United States in partnership with the Kansas City Metropolitan Physicians Association (KCMPA), a regional Accountable Care Organization.  Patients from KCMPA were enrolled in the HeC System beginning in early September and enrollment will continue through the 4th quarter.  The goal of this program is to prove the effectiveness of HeC in helping to lower A1c levels in a "real world" environment. The Mid-American Coalition is the second oldest business related health care coalition in the U.S. and consists of 67 member organizations representing more than 500,000 employees in the Greater Kansas City area. The goal of the partnership is to assist their multi-stakeholder membership, some of which are the largest employers in the Kansas City area, better manage and reduce the costs for their employees living with diabetes.

On April 1, 2013, the Company entered into an agreement with America's Health Insurance Plans ("AHIP") to become an Affiliate Organization Member of AHIP until December 31, 2013, with provisions to extend the term. AHIP is the national trade association representing the health insurance industry. AHIP's members provide health and supplemental benefits to more than 200 million Americans through employer-sponsored coverage, the individual insurance market, and public programs. AHIP advocates for public policies that expand access to affordable health care coverage to all Americans through a marketplace that fosters choice, quality and innovation.

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

On June 17, 2013, the Company announced a project partnership with Healing Our Village whereby up to 500 patients in the Healing Our Village diabetes management program would be utilizing ALRT's Health-e-Connect Diabetes Remote Monitoring Program. Healing Our Village develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. In particular, HOV specializes in disease state and medication therapy management programs, clinical trial support, patient education, as well as outreach for health care professionals and minority communities.  Due to the relocation of the HOV clinics and other challenges during the enrollment period, this partnership was discontinued and the company turned its attention to potential partnerships with private sector entities.

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing for remote monitoring data from usage of its Health-e-Connect System by users of the Company's Health-e-Connect System.

On October 23, 2013, the Company entered into a pilot service agreement with My Diabetes Home, LLC (MDH), a company with an online diabetes management platform. ALRT provided an electronic logbook to the customers of MDH on a trial basis until June 30, 2014. Both parties reviewed the results of the pilot.  Due to very low patient uptake for the free electronic logbook, ALRT discontinued this service agreement to concentrate on revenue producing opportunities.

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm's insulin dosage adjustment software with ALRT's Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient's physician could be provided with an insulin dosage recommendation electronically when the patient's blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms' software will require additional U.S. Food and Drug Administration regulatory clearance.  Under the agreement, ALRT would have had access to the InsulinAlgo software to begin the integration process while InsulinAlgo's FDA clearance is pending.  Once integrated and tested, and after final FDA clearance, the ALRT-InsulinAlgo system would have been made available to the commercial marketplace both in the U.S. and internationally. Effective August 15, 2014, the Company terminated its development partnership agreement with Insulin Algorithm due to disagreements about business strategy. ALRT believes that offering insulin dose consultations, as part of a blood glucose monitoring program, would be a valuable contribution to diabetes care.  ALRT intends to explore other insulin dosing algorithms that are publicly available as possible additions to the HeC System.

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

Index

Description of Business (continued)

On May 7, 2014, the Company announced that it had upgraded its Health-e-Connect Diabetes Management System in order to facilitate online, insulin-dosing consultations for physicians. Through ALRT's Health-e-Connect System, prescribing physicians would have had the option to receive an online second opinion on their recommended insulin dose from an independent consulting endocrinologist. On July 15, 2014 the Company entered into an Insulin Dosing Consultation arrangement with Dr. Mayer Davidson, one the world's leading experts on diabetes and insulin, whereby Dr. Davidson's endocrinology practice would have provided the dosing opinion based on review of actual blood glucose data, provided electronically by ALRT's Health-e-Connect System, along with other key data that is necessary for prescribing, such as current insulin dosage, gender, height and weight.  Due to a disagreement over business philosophy with Dr. Davidson's company, Insulin Algorithms, effective August 15, 2014, the Company terminated its relationship with Dr. Mayer Davidson.

On July 28, 2014, the Company entered into a pilot service agreement with Kansas City Metropolitan Physician Association (KCMPA), one of the nation's premier Accountable Care Organizations (ACO). Under the agreement, KCMPA, which has made diabetes management a key focus of its Quality Improvement Plan, will enroll 200 of its patients with Type 2 diabetes into ALRT's Health-e-Connect diabetes management system. The pilot service agreement is effective nine months from the beginning date of patient enrollment and the intent is to allow 6 months of use for each patient enrolled in the system. During the initial nine term of the pilot service agreement, the Company will not charge KCMPA for any of the enrolled patients in the program.  The pilot program between ALRT and KCMPA represents the first commercial deployment of ALRT's Health-e-Connect System and has the potential to be ALRT's first U.S.-based, revenue-generating, commercial arrangement for the Health-e-Connect. Related, on July 3rd, the Centers for Medicare and Medicaid Services proposed a rule that would allow for reimbursement to physicians who employ "non-face-to-face" chronic disease management. If that reimbursement becomes available to KCMPA physicians on January 1, KCMPA has agreed to negotiate a fee to be paid to ALRT for their use of the Health-e-Connect System. On September 9, 2014, the Company began enrolling patients with Type 2 diabetes and A1c levels above 8 percent into the pilot program trialing the Health-e-Connect system.

On July 29, 2014, the Company entered into a Memorandum of Understanding (MOU) with the leadership of Hospital Clinico Metropolitano La Florida, one of the largest and most prestigious public hospitals in Santiago, Chile, to conduct a clinical outcomes trial utilizing ALRT's Health-e-Connect Diabetes Management System. The trial will allow primary care physicians to access – electronically – an insulin dose recommended by an endocrinologist. Under the terms of the MOU, Hospital Clinico Metropolitano La Florida will enroll 100 of its insulin-requiring patients in the intervention arm of the study and 100 insulin-requiring patients in the control arm.  The intervention group will utilize the Health-e-Connect System for six months of treatment.  Key data points for the study will include:
• average A1c reduction
• adherence to medication and care plan, and
• physician and patient satisfaction.
The trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this trial is a key strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems."
In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other purposes.

Index

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months			Nine Months
	Ended			Ended
	September 30			September 30
			Percentage			Percentage
	2014	2013	Increase /	2014	2013	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	0%	$-	$-	0%
Cost of sales	-	-	0%	-	-	0%
Depreciation	-	-	0%	-	-	0%
General and administrative	306,812	206,498	49%	779,622	713,169	9%
Product development	129,431	108,266	20%	385,475	356,853	8%
Professional fees	61,666	63,684	(3%)	215,796	289,027	(25%)
Interest expenses	376,427	322,881	17%	4,335,619	930,761	366%
Gain on settlement of debt	-	-	0%	(88,500)	-	(~%)
Other income	-	-	0%	-	(17,250)	100%
Net Loss	$874,336	$701,329	25%	$5,628,012	$2,272,560	148%

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel and staff, stock-based compensation for options granted to management personnel and staff, travel and trade show costs, rent of the Company's corporate office, website development costs and general costs incurred through day-to-day operations. During the three month period ended, the significant variance can be attributable to the grant of stock options during the current year three month period as opposed to no options granted during the same three month period in the prior year. During the nine month period ended in the current year, there was not a significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Index

Consolidated Results of Operations (continued)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount Increase / (Decrease)
	2014	2013

General, selling and administrative:
Salaries & consulting fees	$496,000	$504,000	$(8,000)
Stock based compensation	105,000	64,000	41,000
Travel and trade-shows	97,000	85,000	12,000
Rent of corporate offices	19,000	10,000	9,000
Website & information technology	24,000	27,000	(3,000)
Other general & administrative costs	39,000	23,000	16,000
Total	$780,000	$713,000	$67,000

The majority of the general and administrative costs were substantially comparable to the prior period.

Product development costs. The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for purchase and c) stock-based compensation for options granted to members of the development team. The change in balance from the previous year in both the three and nine month period relates primarily to additional personnel engaged for the Company's pilot program and overall development requirements..

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators, public relations services and stock-based compensation for options granted to professionals. During the three month period ended, there was not significant variance in the total expense incurred from the prior year. During the nine month period ended, there was not significant variance in the total expense incurred from the prior year. By the type of general and administrative cost, the variance can be seen as follows:

	Nine Months Ended	Nine Months Ended	Amount Increase /
	September 30,	September 30,	(Decrease)
Professional Fees:	2014	2013

Corporate auditor - Year-end and quarterly review	$35,000	$34,000	$1,000
Stock based compensation	45,000	112,000	(67,000)
Legal Fees	21,000	38,000	(17,000)
Diabetes care facilitators	19,000	13,000	6,000
Professionals retained	95,000	91,000	4,000
Other professional fees	1,000	1,000	-
Total	$216,000	$289,000	$(73,000)

Substantially all of the decrease in professional fees for 2014 from the prior year comparable period can be attributed to stock-based compensation costs.

Index

Consolidated Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Interest expense incurred on promissory notes	$416,000	$379,000
Interest expense incurred on lines of credit	547,000	418,000
Imputed interest on zero interest loans	119,000	132,000
Recovery of imputed interest on default judgment	(45,000)	-
Stock options granted for promissory notes	3,297,000	-
Other interest	2,000	2,000
Total	$4,336,000	$931,000

Interest on Promissory Notes
There were not any substantial changes in the amount of promissory notes outstanding from the nine month period ended September 30, 2013 to the same period ended September 30, 2014. Related to its promissory notes outstanding, the Company incurred interest expense of $379,000 for the nine months ended September 30, 2014. Substantially, the change in balance was related to additional interest expense of $34,000 related to a default judgement on one promissory note during the nine month period ended. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit
The Company has two line of credit facilities that had balances as follows:
Lines of Credit:	September 30, 2014	September 30, 2013	Amount ($) Increase / (Decrease)

Line of Credit provided by Sidney Chan	$4,663,000	$3,168,000	$1,495,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$6,663,000	$5,168,000	$1,495,000

The Company incurred interest on the lines of credit as follows:
	Nine Months	Nine Months	Amount ($)
Interest Expense on Line of Credit :	Ended September 30,	Ended September 30,	Increase / (Decrease)
	2014	2013

Interest expense incurred on line of credit from Sidney Chan during the year	$330,000	$237,000	$93,000
Interest expense incurred on line of credit from Christine Kan during the year	180,000	181,000	(1,000)
Total	$510,000	$418,000	$92,000

Index

Results of Operations (continued)

Imputed Interest
During the 2014 and 2013 fiscal years, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company's accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item "additional paid-in capital". The balance of zero interest loans has decreased during the current three and nine month period ended as compared to the prior year.

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

Index

Liquidity and Capital Resources

Working Capital
	As At September 30, 2014	As At September 30, 2013	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$52,191	$37,588	$14,603	39%
Current Liabilities	17,006,415	14,982,086	2,024,329	14%
Working Capital (Deficiency)	$(16,954,224)	$(14,944,498)	$(2,009,726)	(13)%

The Company has a severe working capital deficiency. It does not have ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its on-going operations. Until the Company has revenue producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue generating activities, nor does it know when they will commence. There is substantial doubt about the Company's ability to repay its current liabilities in the near term or anytime in the future which could ultimately lead to business failure.

Current Assets

The Company's current assets as at September 30, 2014 and December 31, 2013 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $17,006,415 as at September 30, 2014 as compared to $14,982,086 as at December 31, 2013. Current liabilities were as follows:

	June 30, 2014	December 31, 2013	Change $	Change %
Accounts payable and accrued liabilities	$1,067,985	$1,112,020	$(44,035)	(4%)
Interest payable	2,491,279	2,075,017	416,262	20%
Lines of credit to related parties	8,160,831	6,508,730	1,652,101	25%
Promissory notes payable to related parties	2,861,966	2,861,966	-	0%
Promissory notes payable	2,424,353	2,424,353	-	0%
Total current liabilities	$17,006,413	$14,982,086	$2,024,327	14%

The increase in interest payable of $416,262 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $1,652,000 is attributable to borrowings of

-	$1,142,000 to fund operations, product development activities, extinguish accounts payables, support overhead and fund the sales and marketing program.
-	$547,000 of unpaid interest incurred on the principal of the borrowed amounts (less $37,500 applied to exercise stock options)

Index

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows used in Operating Activities	$(1,160,380)	$(689,629)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$1,179,850	$1,053,638
Net (decrease) increase in Cash During Period	$19,470	$364,009

Cash Balances and Working Capital

As of September 30, 2014, the Company's cash balance was $49,028 compared to $29,558 as of December 31, 2013.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine months period ended September 30, 2014 was $1,160,000 in comparison with $1,028,000 used during the same period last year. The Company's expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Product Development Consulting and Expenses	$331,000	$325,000
Management and Employees Compensation	$506,000	$514,000
Professional Fees	$171,000	$92,000
Travel and Trade Shows	$97,000	$68,000
Other	$55,000	$29,000
Cash used in Operations	$1,160,000	$1,028,000

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine month period ended September 30, 2014 was $1,180,000 in comparison with $1,054,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2014 and 2013 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Index

Short and Long Term Liquidity

As of September 30, 2014, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,067,986	$1,067,986	$-	$-	$-
Interest payable	2,491,279	2,491,279	-	-	-
Line of credit	8,160,831	8,160,831	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm's length parties	2,424,353	2,424,353	-	-	-
	$17,006,415	$17,006,415	$-	$-	$-

The Company will continue to use the funds available from the line of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next three months, the Company anticipates the amount borrowed from the line of credit to increase as compared to the past three months as it expects to commercially launch its HeC product during this period.

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

Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

There were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

There were no other changes from the period beginning July 1, 2014 to the date of this 10Q.

ITEM 1A.                  RISK FACTORS.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following securities were issued without registration during the quarter ended, September 30, 2014:

1.
On August 15, 2014, Dr. Alfonso Salas exercised his option to acquire 1,250,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company retired accrued interest payable of $37,500.

2.
On August 26, 2014, the Company granted Mr. Marco Babini, a creditor of the Company, the option to acquire 2,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The options vest on the basis of 20 options for each dollar advanced to the Company to fund a public relations campaign.

3.	On October 2, 2014, Mr. Babini exercised his option to acquire 500,000 shares of common stock of the Company through the retirement of debts totaling $25,000.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2014, the Company had promissory notes payable and related interest payable, totalling $7,777,597 in default.

Index

ITEM 6.                        EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
3.7	Amendment to Bylaws, dated October 12, 2011	8-K	10/17/11
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2014.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
3.7	Amendment to Bylaws, dated October 12, 2011	8-K	10/17/11
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40