Form 10-K
period 2014-12-31
ALR TECHNOLOGIES INC.
filed 2015-03-31
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014 $0.02.

At March 31, 2015 242,777,909 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.     BUSINESS.

Background

ALR TECHNOLOGIES, INC. (the "Company" or "ALRT") was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device which was owned by A Little Reminder (ALR) Inc. ("ALR").

On October 21, 1998, the Company entered into an agreement with ALR whereby the Company would have the non-exclusive right to distribute certain products of ALR described below.

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol "MBET." On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc.  Subsequently the symbol was changed to "ALRT."

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc.

In late 2011, the Company relocated its headquarters to 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Health-e-Connect ("HeC") System. With these key achievements and a successful clinical trial, the Company began implementing its commercialization strategy in late 2012. To date, the Company is seeking to initiate pilot programs with influential groups to initiate wide-scale deployment of its HeC System.

Products

ALR Technologies products utilize internet-based technologies to facilitate healthcare provider's ability to monitor their patient's health and ensure adherence to health maintenance activities.

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

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that "Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems."

The Company's Health-e-Connect System for diabetes management provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. Our Health-e-Connect system includes a communications software platform that also enables health professionals to remotely monitor the health progress specifically relating to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also potentially results in positive behavior patterning, or re-patterning, of the patients.

The Health-e-Connect System and the Company's universal upload cable, are compatible with the majority of the major brands of glucose meters available for sale in the United States.

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System. The trial showed A1c dropping from 8.8% to 7.6% for the Intervention Group using ALRT's Health-e-Connect System as part of a diabetes management program.  The A1c test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients. According to Center for Disease Control and Prevention, "In general, every percentage drop in A1c blood test results (e.g. from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%."The trial served as the basis for an article titled "Effect of Internet Therapeutic Intervention on A1c Levels in Patients with Type 2 Diabetes Treated with Insulin" was published in the August 2010 Diabetes Care publication.

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12 month study using Health-e-Connect System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, "While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction."

On October 17, 2011, the Company announced that it had received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for its Health-e-Connect System for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enables the Company to commence with the United States marketing and sales launch of its Health-e-Connect System.

Since receiving FDA clearance, the Company's senior leadership team has been marketing the Health-e-Connect System to demonstrate that it uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation for important sectors of the healthcare market.  The company bases its marketing messages around the results of its clinical trials conducted and other studies surrounding diabetes management by numerous sources.

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

On April 10, 2013, the Company announced that Dr. James R. Gavin III was appointed Senior Medical Consultant of the Company. As Senior Medical Consultant, Dr. Gavin will provide strategic advice on clinical aspects of the company's operations with a particular focus on the company's Health-e-Connect Diabetes Management Program. Dr. Gavin will also provide strategic input on working with health care payers and providers based on his extensive network of medical colleagues. Dr. Gavin currently serves as CEO and Chief Medical Officer of Healing Our Village, Inc ("Healing Our Village"), Clinical Professor of Medicine at Emory University School of Medicine, and Clinical Professor of Medicine at Indiana University School of Medicine. Dr. Gavin is a former president of the American Diabetes Association.

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

On June 17, 2013, the Company announced a project partnership with Healing Our Village whereby up to 500 patients in the Healing Our Village diabetes management program would be utilizing ALRT's Health-e-Connect Diabetes Remote Monitoring Program. Healing Our Village develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. In particular, HOV specializes in disease state and medication therapy management programs, clinical trial support, patient education, as well as outreach for health care professionals and minority communities.  The Healing Our Village Partnership was put on hold due to a change of locations for the HOV clinics that made the enrollment of patients a difficult challenge.

On October 1, 2013, the Company entered into a consulting agreement with Endocrine Research Society Inc. to provide medical auditing for remote monitoring data from usage of its Health-e-Connect System by users of the Company's Health-e-Connect System, including those users from a pilot program.

On October 23, 2013, the Company entered into a pilot service agreement with My Diabetes Home, LLC (MDH), a company with an online diabetes management platform. ALRT will provide an electronic logbook to the customers of MDH on a trial basis until June 30, 2014. Both parties will review the results of the pilot. This electronic logbook will provide added convenience by allowing patients to upload their blood glucose results from their meter directly into an online spreadsheet. With this technology, MDH patients will no longer need to make individual test result entries manually. The uploaded data can be saved online, emailed or faxed to a provider, or printed and brought to a physician visit.  The pilot service agreement with My Diabetes Home has been discontinued due to lack of interest.

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

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

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

Related, on July 3, 2014 the Centers for Medicare and Medicaid Services proposed a rule that would allow for reimbursement to physicians who employ "non-face-to-face" chronic care management. According to CMS, the remote monitoring of patient data would be considered one activity that would qualify as chronic care management.  If that reimbursement becomes available to KCMPA physicians on January 1, KCMPA has agreed to negotiate a fee to be paid to ALRT for their use of the Health-e-Connect System.  ALRT and one of the KCMPA clinics, Clay Platte, are currently in negotiations on a fee for ALRT's activities in support of their chronic care management.

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

The trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this trial is a key strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems." Enrollment of patients in this trial is scheduled to begin in mid-April of 2015.

January 1, 2015, Medicare began reimbursing doctors for remote chronic care management practices, such as those enabled by the Health-e-Connect system.  ALRT is actively negotiating with healthcare providers, such as KCMPA clinics, to capitalize on this new reimbursement while improving the quality of patient care.  Because remote monitoring of patient data is considered an activity of chronic care management, ALRT believes the medical groups may have an interest in paying ALRT to support their care management activities.

ALRT Health-e-Connect System TM for Diabetes Monitoring (continued)

On January 20, 2015, the Company entered into a MOU with Nipro Diagnostics, Inc. and Nipro Medical Corporation have agreed to participate in a clinical outcomes study to be conducted by ALRT and Hospital Clinico Metropolitano La Florida, one of the largest and most prestigious public hospitals in Santiago, Chile. Nipro will provide its latest blood glucose meter, TRUE METRIX, to all participants in the trial as well as diagnostic supplies such as blood glucose test strips and data management cables. In addition, Nipro employees will assist with subject enrollment and other logistical tasks related to the pilot. Subject enrollment in the pilot is due to begin early next year. Hospital Clinico Metropolitano La Florida will enroll 100 of its insulin-requiring patients in the intervention arm of the study and 100 insulin-requiring patients in the control arm. The intervention group will utilize the Health-e-Connect System with IDAC for six months of treatment. Key data points for the study will include:  average A1c reduction, adherence to medication and care plan, and physician and patient satisfaction.  The trial will also survey patient satisfaction with the TRUE METRIX blood glucose monitoring system.

On February 18, 2015, the Company submitted a 510(k) application to the U.S. Food and Drug Administration (FDA) for a new addition to the Health-e-Connect system that may help busy physicians avoid common insulin dosing errors and remotely manage large populations of patients with diabetes without sacrificing the quality of care. The Insulin Dose Adjustment Consultation (IDAC) feature from ALRT uses an algorithm -- based on the guidelines of the American Association of Clinical Endocrinologists (AACE) -- to advise doctors instantly on the proper dose of insulin for each patient. The algorithm takes into account the current insulin dosage, the patient's height and weight, and a review of blood glucose data from the patient's glucose meter to deliver dosing recommendations. With FDA 510(k) clearance, IDAC would become an important addition to the Health-e-Connect remote diabetes care management system.

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

Employer, Insurers, and other entities that help manage patient's health also benefit when their health care providers or patients use the ALRT Health-e-Connect System from:

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

Business Development and Marketing Strategy

The Company is focusing the majority of its efforts in introducing and marketing its Health-e-Connect System for medical clinics and health professionals to provide direct care to patients and be reimbursed by the patients' health benefit plans as well as to employers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

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

4.
On January 1, 2015, Medicare began reimbursing doctors for remote chronic care management practices, such as those enabled by the Health-e-Connect system.  ALRT is actively negotiating with healthcare providers to capitalize on this new reimbursement while improving the quality of patient care.  Medical groups may choose to pay a fee to ALRT to assist them with their chronic care management activities.

Our commercialization strategy is designed to capitalize on these important market trends and to provide a technology and service that will improve the quality of care and lower the costs of care for diabetes patients. Our primary goal is to begin securing revenue-generating customers in the commercial marketplace.  In order to achieve this goal, the Company has performed the following:

a.	retained key personnel who have experience in marketing to our key customer segments, such as health plans, and key executives who understand the care needs of diabetes patients;
b.
developed pricing models for the various customer segments, including risk sharing pricing arrangements for health plans, which then may reward the Company for its success in improving quality lowering costs; and

c.	increased its sales efforts by aggressively developing arrangements with key target customers on a regular basis.

Other Products

The Company's main product is the Health-e-Connect System.

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

Manufacturers

The Company does not have any designated manufacturers at this time.

Patents and Trademarks

-	US Patent D446, 740 received on August 21, 2001 for Ornamental design of a Medication Alert Device in the shape of a heart.

-	US Patent D446,739 received on August 21, 2001 for Ornamental Design of a Medication Alert Device in the shape of a dog bone.

-	US Patent D447,074 received on August 28, 2001 for Ornamental Design of a Medication Alert Device in the shape of a stylized paw.

-	US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert Device.

-	US Patent 7,607,431 issued October 27, 2009 for patient compliance and remote monitoring of patient's use of nebulizer compressors.

The Company has the following patent applications pending:

-	Provisional Patent Application serial number 61/271,852 filed on July 27, 2009. Title is Patient Care Coordination System Including Home Use of Medical Apparatus.

Competition

The Company competes with other corporations that produce diabetes compliance devices and monitoring systems, some of whom have greater financial, marketing and other resources than we do. A few companies currently offer compliance monitoring systems but either a) at much higher prices b) have fewer benefits than our system or c) they do not have FDA clearance. The Company's competition includes, but is not limited to, Glooko, WellDoc, Medtronics, iGlucose and Microsoft Healthvault.

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Health-e-Connect System does with the potential cost efficiencies.

Employees

The Company has one full-time employee. The Company has an additional 27 personnel under independent contractor and consulting arrangements. The employee and consultants of the Company have contracts which outline their roles and responsibilities as either employee or independent contractor, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

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

but, the options will only vest subject to their satisfactory performance within their role based on their evaluation from the Chief Operating Officer ("COO"), or a designee of the COO.

Recent Developments (continued)

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

Recent Developments (continued)

To date, the consulting arrangement for the pilot project has been deferred until such time as the Company has a pilot project launched. The payments under this arrangement have been deferred until the initiation of the pilot project.

On February 7, 2014, the Company:

-
granted Dr. James Gavin III the option to acquire 300,000 shares of common stock at an exercise price of $0.05 per year for a term of five years. Options in respect of 150,000 shares would vest immediately with the balance vesting after 12 months.

-	granted Ms. Barbara Dubiel the option to acquire 400,000 shares of common stock at an exercise price $0.03 per share a term of five years. Options vest as follow:

a.	options in respect of 100,000 shares vest immediately,
b.	options in respect of 100,000 shares vest at the time a pilot project for the Company's Health-e-Connect is initiated between the Company and a major undisclosed corporation,
c.	options in respect of 100,000 shares vest at the time a software sharing deal has been executed between the Company and a major undisclosed corporation, and
d.	options in respect of 100,000 shares vest at the time a national, co promotable deal for the Company's Health-e-Connect has been executed between the Company and a major undisclosed corporation;

Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015

-	amended its Audit Committee Charter to align with the requirements of major US stock exchanges scaled to the current size and state of the Company
-
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

On March 24, 2014, the Company agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman increased from $4,000,000 to $5,500,000:

-	grant options to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
-	modify the exercise price of the option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
-	modify the exercise price of the option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
-	modify the exercise price of the option granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
-	grant options the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

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

On April 18, 2014, the Company granted Ms. Barbara Dubiel the option to acquire 500,000 shares of common stock of the Company at a price of $0.03 per share for a term of five years. Options vest as follow:
-	100,000 shares vest immediately
-	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company (a different company unrelated to the option grant dated February 7, 2014),

On May 21, 2014, the Company:

a)	granted Mr. Philip Murphy the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. The option to acquire shares vest as follow:
-	100,000 shares vest twelve months from the date of the grant
-	200,000 shares vest twenty four months from the date of the grant
-	200,000 shares vest thirty six months from the date of the grant

b)	granted Ms. Nancy Antrobus the option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017.
c)	entered into agreements with the following consultants to modify their option to acquire shares of common stock of the Company as follows:

Option Holder	Shares under Option	Previous Exercise Price per Share under Option	Amended Exercise Price per Share under Option
Ms. Kathi Cullari	1,250,000	$0.07	$0.03
Ms. Michelle Gillespie	100,000	$0.07	$0.03
Ms. Jennifer Wagner	100,000	$0.07	$0.03

d)	entered into a debt settlement agreement with Cullari Communications Group LLC whereby Cullari agreed to release and discharge all accounts payable owed in exchange for the exercises of options:

Option Holder	Shares under Option	Amended Exercise Price per Share under Option
Ms. Kathi Cullari	1,250,000	$0.03
Ms. Michelle Gillespie	100,000	$0.03
Ms. Jennifer Wagner	100,000	$0.03
Ms. Nancy Antrobus	100,000	$0.03

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

Recent Developments (continued)

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock at a price of $0.03 per share for a term of five years as follows to two members of the Board of Directors of the Company:

Option Holder	Shares under Option	Note
Glen Reyes	300,000	Note 1
Mark Uy	300,000	Note 2
Norberto Ricafranca	300,000	Note 2
Lester Tolentino	300,000	Note 2
Johnny Lardera	50,000	Note 3
Timothy John Co	250,000	Note 4
David Manalili	250,000	Note 4
Mark Reyes	250,000	Note 4
Sherjo Evangelista	250,000	Note 4
Marymar Payton	500,000	Note 7
Alex Leong	500,000	Note 5
Rhonda Klarck	500,000	Note 5
Alice Chapman	250,000	Note 4
Phil Murphy	500,000	Note 6

Note 1: Granted the option to acquire 200K shares June 2012. The proposed grant would vest the option to acquire 100K shares January 2018, 2019 and 2020.
Note 2: Granted the option to acquire 200K shares Jan 2013. The proposed grant would vest the option to acquire 100K shares January 2018, 2019 and 2020.
Note 3: Granted the option to acquire 200K shares Jan 2013. The proposed grant would vest the option to acquire 50K shares on January 30, 2020.
Note 4: The proposed grant would vest the option to acquire 50K shares of common stock of the Company at each anniversary date of the option grant until the option grant is fully vested.
Note 5: The proposed option would vest the option to acquire 100K shares of common stock of the Company at each anniversary date of the option grant until the option grant is fully vested
Note 6: The option to acquire 500,000 shares of common stock of the Company would vest 100K at each anniversary date of the option grant, subject to the optionee accepting a full-time role
Note 7: The option to acquire 500,000 shares would vest as follow:
1)	Upon entering into a full-time employment (or equivalent) role with the Company within 180 days AND
2)	Each anniversary of her employment, the option to acquire 100,000 shares would vest until the option was fully vested

On January 30, 2015, Mr. Ronald Cheng was appointed to the Board of Directors of the Company. Mr. Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He represented and provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guides to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-Hubbell and Best Lawyers. Mr. Cheng received his Bachelor of Arts from Amherst College in 1972 and a Juris Doctor degree from the University of Toronto in 1974. Mr. Cheng is an active member of the Canadian Bar Association, American Bar Association, International Bar Association and Inter Pacific Bar Association.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

None.

ITEM 3.     LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2014 include $180,666 (December 31, 2013 -$180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount.  Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

Included in notes payable and accrued interest payable, are the following recognized liabilities which have involved legal proceedings:

1)	Mr. H. Gordon Niblock
During 2009, the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies, Inc. Forsyth County North Carolina File Number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of H. Gordon Niblock, plus court costs and attorney's fees. The judgment was rendered as a result of the Company's failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

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

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $476,000 or any costs of the judgment reached against the Company.

ITEM 3.     LEGAL PROCEEDINGS (continued).

2)	Ms. Irene Ho

The Company owes a promissory note to Ms. Irene Ho which was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $462,000.

3)	Mr. Stan Link

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $63,000.

ITEM 4.     MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority ("FINRA") under the symbol "ALRT." The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:.

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2014	0.035	0.012
September 30, 2014	0.041	0.015
June 30, 2014	0.040	0.021
March 31, 2014	0.032	0.020
December 31, 2013	0.039	0.021
September 30, 2013	0.047	0.030
June 30, 2013	0.055	0.032
March 31, 2013	0.047	0.028

[1]	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2014, there were 242,777,909 common shares of the Company issued and outstanding.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's business is focused on enhancement of adherence to disease and healthcare management programs through monitoring, reminders and improved communications. The Company's primary business markets are the providers of health insurance and the providers of disease and case management services, including the home care industry.

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

Revenue

The Company did not generate any revenue in 2014 or 2013. For the past several years, the Company has been devoting its efforts to developing and commercializing its Health-e-Connect patient monitoring and compliance system, a communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals.  In October 2011, the Company announced that it had received FDA clearance to sell the Health-e-Connect System in the United States. Since receiving FDA clearance, the Company's senior leadership team has been presenting how the Health-e-Connect System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2014 fiscal year, the majority of the Company's product development efforts were expended to:

•	Enhance the Health-e-Connect System glucose meter interface, including adding new compatible glucose meters as well as an interface with Mac computers;
•	Prepare for additional functionality to enhance care facilitation activity;
•	Implement advances as a result of pilot program feedback, and
•	Other general advances of the Health-e-Connect System

With the completion of the Health-e-Connect System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Health-e-Connect System.

Product development and research costs were $488,836 in 2014 and $340,949 in 2013.

Operating Capital

The Company has no revenues and has not generated any revenues during the last several fiscal years.  The Company is funding operations via the line of credit financing it has available. The majority of the Company's expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and from time to time, the grant of stock options in exchange for either 1) deferred payment 2) agreements of note extensions and 3) additional/increased credit facilities provided. All stock options granted as compensation related to the debts of the Company have been recorded at their value fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable.

Although cash flow from sales of products and services are expected during 2015, there is no certainty of this, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the company's debts. The Company has limited resources and is exploring unestablished markets and methods for selling its products. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the current acceptance levels of the Health-e-Connect, there is substantial uncertainty over the Company's ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company's long term success. For these reasons the Company is presently seeking to obtain additional financing.

The Company has an operating line of credit with a borrowing limit of $7,500,000. As at December 31, 2014 had available borrowing of approximately $403,000 on this line of credit arrangement. The Company does not have any other facilities readily available at this time. Management will seek to acquire additional sufficient financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations and overhead.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. Earlier this year, the Company increased the borrowing limit from $5,500,000 to $7,500,000 with the expectation of achieving substantial sales during the 2014 fiscal year, which did not materialize. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2014 were $17,760,323.

The Chairman's wife is owed approximately $2,964,807 for outstanding promissory notes and accrued interest and is owed $2,777,718 on for a line of credit with the Company.

Operating Issues

The Company has expended significant efforts introducing the Health-e-Connect System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had material sales for several years. During the 2013 and 2014 fiscal years, the Company has devoted 100% of its efforts to developing the Health-e-Connect System for commercial launch. Management plans to become a commercially viable enterprise through sales of the Health-e-Connect Remote Diabetes Management Program.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2014, the Company's two officers were all paid from the line of credit financing available.

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself during the 2014 fiscal year.
-
William Smith, President, was paid $10,500 per month until taking office as President in May, at which time his compensation increased to $15,500. Upon taking office as President, Mr. Smith was awarded a bonus of $60,000.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2014, the Company issued the option to its directors to acquire shares of common stock at a price of $0.03 for five years as follows:

•	Mr. Smith - 1,500,000
•	Mr. Robulak - 1,000,000
•	Dr. Salas - 1,000,000
•	Mr. Stafford - 500,000

Capital Structure

As of the date of this management discussion and analysis

Authorized Common Stock
500,000,000 shares of common stock with a par value of $0.001 per share.

Issued Common Stock
242,777,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock
500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock
No shares of preferred stock have been issued

Stock Options
Options to acquire 245,700,100 shares of common stock are outstanding.

Results of Operations

December 31, 2014 compared to December 31, 2013

	2014	2013	Amount ($) Increase/(Decrease)	Percentage (%) Increase/(Decrease)
General and administrative	1,039,726	939,360	100,366	11
Product development	488,836	340,949	147,887	43
Professional fees	293,054	394,770	(101,716)	(26)

Other items
Foreign exchange gain	(3,447)	-	(3,447)	-
Interest expenses	4,705,880	1,339,399	3,366,481	251
Gain on settlement of debt	(88,500)	-	(88,500)	-
Other income	-	(17,249)	17,249	(100)

Net Loss	$6,435,550	$2,997,229	(3,438,321)	115

Sales
Sales for the years ended December 31, 2014 and 2013 were $nil as the Company continued to focus its efforts on achieving wide-scale deployment of the HeC by developing of a business network to introduce pilot programs into. During 2014 the Company launched its pilot program with KCMPA and entered into a Memorandum of Understanding with Nipro Medical Corporation, Nipro Diagnostics, Inc. and Hospital Clinico Metropolitano La Florida for a joint pilot program in Santiago Chile. For the 2015 fiscal year, the Company is forecasting its sales could increase significantly from $nil, however, as of the date of this document, the Company does not have any sales for the 2015 fiscal year.

General and Administrative
General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company's corporate office, website development costs and general costs incurred through day-to-day operations. During the year, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	2014	2013	Amount ($) Increase/(Decrease)

General and administrative:
Management salaries & consulting fees	704,000	671,000	33,000
Stock based compensation	107,000	66,000	41,000
Travel and trade-shows	121,000	109,000	12,000
Rent of corporate office	25,000	13,000	12,000
Website & information technology	33,000	33,000	-
Other general & administrative costs	50,000	47,000	3,000
Total	$1,040,000	$939,000	101,000

The cash based expenditure essentially offset themselves during the 2014 fiscal year as compared to the 2013 fiscal year. The increase in expenses during 2014 can be essentially being attributable to an increase in stock based compensation for options granted to directors, officers and personnel. The total general & administrative costs incurred were consistent with expectations for the 2014 fiscal year based on the progress of the Company.

During the 2015 fiscal year, the Company is forecasting this to increase proportionately to the progress with pilot programs and sales achieved.

Results of Operations (continued)

Product development
The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The significant increase from the prior year is related to the level of services required by the development team of the Company and for additional developers and testers retained. For the 2014 fiscal year the Company was anticipating a 33% increase in product development costs from 2013 which was lower than the actual percentage increase which was as a result of increased personnel requirements for the pilot program and Health-e-Connect advancements. For the 2015 fiscal year, the Company is forecasting its development expenditures to increase by 10% as the Company will require additional internal personnel for the pilot projects forecasted for the year.

Interest expense
Interest expense was incurred from the following sources for years ended December 31, 2014 and 2013:

Interest Expense:	2014	2013	Amount ($) Increase/(Decrease)

Interest expense incurred on promissory notes	546,000	506,000	$40,000
Interest expense incurred on lines of credit	750,000	578,000	172,000
Imputed interest on zero interest loans	111,000	184,000	(73,000)
Stock options granted for promissory notes	3,296,000	-	3,296,000
Interest and penalties due to the Internal Revenue Service for which the Company is seeking relief	-	70,000	(70,000)
Other	3,000	1,000	2,000
Total	$4,706,000	$1,339,000	$3,367,000

Interest on Promissory Notes
Interest on promissory notes was the same as the prior year as there were no repayments, issuances or changes, in any of the promissory notes from December 31, 2013 to December 31, 2014, with the exception of the interest incurred as a result of a judgment ruled against the Company whereby a promissory note that had no stated interest rate was to accrue interest at a rate of 8% per annum. Previously, the Company had recognized imputed interest of 12% per annum on this debt. During the 2014 fiscal year, the Company did not anticipate any changes to the promissory note balance owed (except the consent judgement) and expects the interest on promissory notes for the 2015 fiscal year to be consistent with the 2014 fiscal year.

Interest on Lines of Credit
The Company has two line of credit facilities that had balances as follows:

Lines of Credit:	2014	2013	Amount ($) Increase/(Decrease)

Line of Credit provided by Sidney Chan	$5,097,000	$3,521,000	$1,576,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$7,097,000	$5,521,000	$1,576,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit :	2014	2013	Amount ($) Increase/(Decrease)

Interest expense incurred on line of credit from Sidney Chan during the year	$510,000	$338,000	$172,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$750,000	$578,000	$172,000

Results of Operations (continued)

Interest Expense (continued)

Interest on Lines of Credit (continued)
During the 2014 fiscal year, the Company had borrowed an additional $1,576,000 against its line of credit facilities (interest rates of 1% per month on the borrowed balance), of which $1,516,000 was borrowed in cash and $60,000 was recorded for an accrued bonus related to past advances. In addition to incurring interest for a full year on the amounts borrowed during the 2013 fiscal year, this borrowing during 2014 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2015, the Company will finance some or all of its operations through line of credit borrowing facilities which as a result, its interest expense related to the line of credit facilities is forecasted to increase, which could be in excess of an additional $200,000 for the fiscal year.

Imputed Interest
During the 2014 and 2013 fiscal years, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company's accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item "additional paid-in capital". The Company's zero interest instruments were as follows as at December 31, 2014 and 2013:

Zero Interest Instruments:	2014	2013	Amount ($) Increase/(Decrease)

Accounts Payable (older than one year)	$674,000	$867,000	$(193,000)
Promissory Notes to unrelated parties	571,000	696,000	(125,000)
Total	$1,245,000	$1,563,000	$(318,000)

The Company incurred imputed interest as follows:

Imputed Interest Expense:	2014	2013	Amount ($) Increase/(Decrease)

Accounts Payable (older than one year)	$29,000	$88,000	$(59,000)
Advances Payable	-	12,000	(12,000)
Promissory Notes to unrelated parties	82,000	84,000	2,000
Total	$111,000	$184,000	$(73,000)

The imputed interest expense was reduced as the Company transferred a non-interest debt retroactively to an interest bearing debt pursuant to a consent judgement ruled against the Company. During the 2015 fiscal year, the Company does not anticipate any material changes in the balance of imputed interest expense as compared to the 2014 fiscal year.

Stock Based Compensation
On April 1, 2014, the Company and Mr. Sidney Chan entered into an agreement whereby the borrowing limit on his existing line of credit with the Company increased from $4,000,000 to $5,500,000. In consideration of the financing:
•	the Company granted Mr. Chan the option to purchase 83,333,400 shares of common stock at an exercise price of $0.03 per share for a term of five years.
•	the Company reduced the exercise price of the option to purchase 70,000,000 shares of common stock from $0.05 per share to $0.03 per share held by Mr. Chan and his spouse
•	the Company granted an option to acquire 26,666,7000 shares of common stock at an exercise price of $0.03 per share for a term of five year.

Results of Operations (continued)

Interest Expense (continued)

Stock-Based Compensation (continued)
As a result of these stock option grants, the Company incurred $3,296,000 of stock based compensation expense which was allocated to interest expense. As the options were fully vested, and the debt facility was a revolving line of credit, due on demand, the full amount was expensed at the time of the grant of the options.

During the 2013 fiscal year, the Company did not grant any options related to any of its debts.

During the 2015 fiscal year, the Company anticipates significant expense as it could require to grant additional options in order to obtaining additional financing to continue operations.

Professional
Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the year, there was not significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	2014	2013	Amount ($) Increase/(Decrease)

Corporate auditor - Year-end and quarterly review	40,000	38,000	2,000
Stock based compensation	46,000	173,000	(127,000)
Legal Fees	46,000	43,000	3,000
Diabetes care facilitators	41,000	20,000	21,000
Professional advisors retained	120,000	121,000	(1,000)
Total	$293,000	$395,000	(102,000)

Substantially all of the decrease in professional fees for the 2014 year from the prior year can be attributed to stock-based compensation. The balance related to an offset between increase amounts incurred for diabetes care facilitators and reduced services from professional advisors.

The Company granted stock options to certain consultants to tie their compensation with the overall success of the Company while reducing cash requirements. The Company granted stock options to:

•	public relations consultant
•	sales consultants
•	market development and investor introduction firm
•	accounting and corporate reporting consultant

The results for the 2014 fiscal year were similar to the overall expectations from the outset of the year. During the 2015 fiscal year, the Company is anticipating the professional fees to increase proportionately to sales and business development opportunities which would require additional diabetes care facilitators. If the Company is to achieve sales, the cost of diabetes care facilitation would be considered a cost of services sold and would be presented as such on the income statement.

The Company also might incur increased professional fees in order to add synergistic service providers.

Liquidity and Capital Resources

Cash Balances

At December 31, 2014, the Company's cash balance was $58,842 compared to $29,558 at December 31, 2013.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2014	As At December 31, 2013	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$65,552	$33,946	31,606	93
Current Liabilities	$17,760,323	$14,982,086	2,778,237	19
Working Capital (Deficiency)	$(17,694,771)	$(14,948,140)	(2,746,631)	18

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

Current Liabilities

The Company has current liabilities of $17,760,323 as at December 31, 2014 as compared to $14,982,086 as at December 31, 2013. Current liabilities were as follows:

	December 31, 2014	December 31, 2013	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,055,468	$1,112,020	(56,552)	(5)
Interest payable	$2,620,172	$2,075,017	545,155	26
Line of credit	$8,798,364	$6,508,730	2,289,634	35
Promissory notes to related parties	$2,861,966	$2,861,966	-	-
Promissory notes to arm's length parties	$2,424,353	$2,424,353	-	-
Total current liabilities	$17,760,323	$14,982,086	2,778,237	18

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and unclassified vendors of the Company. During the 2014 fiscal year, the Company settled accounts payable of $135,000 in exchange for the exercise of certain stock options held by a creditor of the Company. After normalizing for this settlement, the increase of accounts payable of $78,000 reflects normal business activities and that approximately $55,000 of these payables with extinguished immediately after the year-end.

Interest Payable

Interest payable relates to the accumulated, unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm's length parties. The change from December 31, 2014 to December 31, 2013 is equal to the interest expense incurred on both those types of promissory notes during the 2014 fiscal year.

Current Liabilities (continued)

Line of Credit

As of December 31, 2014, the Company has borrowed a total of $7,097,273 (2013 - $5,520,540) and has outstanding accrued interest of $1,701,091 (2013 - $988,190). During 2014, the Company borrowed $1,576,733 (2013 - $1,426,404) and incurred interest of $750,401 (2013 - $578,039).

Line of Credit from Ms. Christine Kan
The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company's product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2014, the Company has borrowed $2,000,000 (2013 - $2,000,000) and has accrued interest outstanding of $776,385 (2013 - $536,385). During the 2014 fiscal year, the Company borrowed $nil (2013 - $nil) and incurred interest of $240,000 (2013 - $240,000).

Line of Credit from Mr. Sidney Chan
On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On January 29, 2013, Mr. Sidney Chan and the Company executed an amending agreement, effective January 8, 2013, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $2,500,000 to $4,000,000. On April 1, 2014, the borrowing limit was further increased to $5,500,000 As of December 31, 2014, the Company has borrowed $5,097,273 (2013 - $3,520,540) and has accrued interest outstanding of $923,373 (2013 - $451,805). During 2013, the Company borrowed $1,576,733 (2013 - $1,426,404) and incurred interest of $472,901 (2013 - $338,039).

Promissory Notes to Related Parties and Promissory Notes Payable to Arm's Length Parties

The Company has promissory notes with 21 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month).

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2014 - $6,435,550; 2013 - $2,997,229), is currently unable to self-finance its operations, has a working capital deficit of $17,694,771 (2013 - $14,948,140), an accumulated deficit of $55,293,504 (2013 - $48,857,954), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company's current projects will be commercially viable or profitable.

All of the Company's debt financing is past due or due on demand. The Company will seek to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options. While certain of the Company's creditors have agreed not to demand immediate payment. There is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Short and Long Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years
Accounts payable & accrued liabilities	$1,055,468	$1,055,468	$-	$-	$-
Interest payable	$2,620,172	$2,620,172	-	-	-
Line of credit	$8,798,364	$8,798,364	-	-	-
Promissory notes to related parties	$2,861,966	$2,861,966
Promissory notes to arm's length parties	$2,424,353	$2,424,353	-	-	-
	$17,760,323	$17,760,323	$-	$-	$-

Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Cash Flows used in Operating Activities	$(1,487,449)	$(1,407,928)
Cash Flows provided by (used in) Financing Activities	1,516,733	1,426,404
Net (decrease) increase in Cash During Period	$29,284	$18,476

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2014 totaled $1,584,232 as compared to $1,407,928 for year ended December 31, 2013. The Company's cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2014	2013

Net loss	$(6,435,550)	$(2,997,229)

Stock-based compensation expense incurred for interest, product development, professionals and management personnel	3,468,421	244,913
Non-cash imputed interest expenses	111,498	183,988
Non-cash gain on settlement of debt	(88,500)	-
Exercise of options for services	25,000	-
Bonus drawn against line of credit	60,000	-
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	(2,322)	12,441
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	78,448	64,224
Accrued interest on lines of credit	750,401	578,039
Accrued interest from promissory notes	545,155	505,696

Cash used in operating activities	(1,487,449)	(1,407,928)

Cash Proceeds from Financing Activities

During the year ended December 31, 2014, the Company borrowed $1,576,733 (2013 - $1,426,404) by drawing down on its operating line of credit from the Chairman of the Company.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting polices that are most critical to its financial condition and results of operations and involve management's judgment and/or evaluations of inherent uncertain factors are as follows:

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

Stock-based compensation.  The Company follows Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R").  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company's consolidated financial statements.  Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period.  The Company estimates the fair value of the stock options using the Black-Scholes Option Pricing Model, consistent with the provisions of SFAS 123R.  The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company's common stock.

Recent Accounting Pronouncements

i.	Adopted

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the concept of a development stage entity ("DSE") in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. The Company has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statement of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALR TECHNOLOGIES INC.
Consolidated Financial Statements
December 31, 2014 and 2013

VANCOUVER
1500 – 1140 W. Pender Street
Vancouver, BC V6E 4G1
TEL 604.687.4747 | FAX 604.689.2778

TRI-CITIES
700 – 2755 Lougheed Hwy.
Port Coquitlam, BC V3B 5Y9
TEL 604.941.8266 | FAX 604.941.0971

WHITE ROCK
301 – 1656 Martin Drive
White Rock, BC V4A 6E7
TEL 604.531.1154 | FAX 604.538.2613

WWW.DMCL.CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. (the "Company") as at December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations, negative cash flows from operations, working capital deficiencies, has promissory notes payable and related interest payable past due and has no established commercial viability of its products.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 31, 2015

ALR TECHNOLOGIES INC.
Consolidated Balance Sheets
($ United States)
December 31, 2014 and 2013

	2014	2013

Assets
Current assets:
Cash	$58,842	$29,558
Prepaid expenses and other	6,710	4,388
Total assets	$65,552	$33,946

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,055,468	$1,112,020
Interest payable	2,620,172	2,075,017
Lines of credit from related parties	8,798,364	6,508,730
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	17,760,323	14,982,086

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (2013 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (2013: No) shares of preferred stock were issued and outstanding
Common stock
Authorized: 500,000,000 (2013 - 500,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (2013 – 239,477,909 shares of common stock).	242,777	239,477
Additional paid-in capital	37,355,956	33,670,337
Accumulated deficit	(55,293,504)	(48,857,954)
Stockholders' deficit	(17,694,771)	(14,948,140)
Total liabilities and stockholders' deficit	$65,552	$33,946

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Operations
($ United States)
Years Ended December 31, 2014 and 2013

	2014	2013

Expenses
Product development	$488,836	$340,949
Professional fees	293,054	394,770
Selling, general and administration	1,039,726	939,360
Loss from operations	1,821,616	1,675,079
Foreign exchange gain	(3,446)	-
Interest expense	4,705,880	1,339,399
Gain on settlement of debt	(88,500)	-
Other income	-	(17,249)
Net loss	$(6,435,550)	$(2,997,229)

Loss per share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	241,038,731	237,703,855

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Changes in Stockholders' Deficit
($ United States)
From December 31, 2013 to December 31, 2014

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	236,447,909	$236,477	$33,154,436	$(45,860,725)	$(12,469,812)
Imputed interest	-	-	183,988	-	183,988
Stock options granted as compensation	-	-	244,913	-	244,913
Share issued for stock options exercised	3,000,000	3,000	87,000	-	90,000
Net loss for the year	-	-	-	(2,997,229)	(2,997,229)
Balance, December 31, 2013	239,477,909	239,477	33,670,337	(48,857,954)	(14,948,140)
Imputed interest	-	-	111,498	-	111,498
Stock options granted as compensation	-	-	3,468,421	-	3,468,421
Shares issued for stock options exercised	3,300,000	3,300	105,700	-	109,000
Net loss for the year	-	-	-	(6,435,550)	(6,435,550)
Balance, December 31, 2014	242,777,909	$242,777	$37,355,956	$(55,293,504)	$(17,694,771)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
($ United States)
Years Ended December 31, 2014 and 2013

	2014	2013
OPERATING ACTIVITIES
Net loss	$(6,435,550)	$(2,997,229)
Stock-based compensation-product development	19,212	5,996
Stock-based compensation-interest expenses	3,296,342	-
Stock-based compensation-selling, general and admin	107,034	65,958
Stock-based compensation-professional fees	45,833	172,959
Unpaid interest expense on line of credit	750,401	578,039
Non-cash imputed interest expense	111,498	183,988
Gain on settlement of debt	(88,500)	-
Options exercised for services	25,000	-
Bonus drawn against line of credit	60,000	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(2,322)	12,441
Increase in accounts payable and accrued liabilities	78,448	64,224
Increase in interest payable	545,155	505,696

Net cash used in operating activities	(1,487,449)	(1,407,928)
FINANCING ACTIVITIES
Proceeds from lines of credit	1,516,733	1,426,404
Net cash provided by financing activities	1,516,733	1,426,404
Net increase in cash	29,284	18,476
Cash, beginning of year	29,558	11,082
Cash, end of year	$58,842	$29,558
Supplemental cash flow information:
Options exercised for reduction in line of credit	$37,500	$-
Options exercised for reduction in accounts payable	$71,500	$60,000
Options exercised for reduction in interest payable	$-	$30,000

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP") in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the past several fiscal years (2014 - $6,435,550; 2013 - $2,997,229), is currently unable to self-finance its operations, has a working capital deficit of $17,694,771 (2013 - $14,948,140), accumulated deficit of $55,293,504 (2013 - $48,857,954), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company's current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $17,670,323 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company's product line and ultimately, the Company's ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $7,500,000 (As of December 31, 2014 the total principal balance outstanding was $7,097,273). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

1.	Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company's debt is either due on demand or is in default, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors' consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While some of the Company's creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

The Company's activities will necessitate significant uses of working capital beyond 2014. Additionally, the Company's capital requirements will depend on many factors, including the success of the Company's continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company's activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.	Significant accounting policies

a)	Principles of consolidation

These consolidated financial statements include the accounts of the Company and its integrated wholly-owned subsidiary, Canada ALRTech Health Systems Inc., which was incorporated on April 15, 2008 in Canada. All significant inter-company balances and transactions have been eliminated.

b)	Comparative information

When necessary, prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

c)	Stock-based compensation

The Company follows the fair value method of accounting for stock-based compensation. The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company's consolidated financial statements.  The Company estimates the fair value of the stock options using the Black-Scholes Option Pricing Model.  The Black-Scholes Option Pricing Model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

2.	Significant accounting policies (continued)

d)	Income taxes

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the measurement of stock-based compensation, the fair value of financial instruments and the reported amounts of revenues and expenses during the reporting period.  Management believes the estimates are reasonable; however, actual results could differ from those estimates.

f)	Loss per share

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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

2.	Significant accounting policies (continued)

g)	Comprehensive income

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

h)	Fair value of financial instruments

The Company's financial instruments include cash, accounts payable, promissory notes payable and lines of credit.  The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity of these instruments.  For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs which are supported by little or no market activity.

i)	Recently issued and adopted accounting pronouncements

i.    Adopted

On June 10, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the concept of a development stage entity ("DSE") in its entirety from current accounting guidance. Amendments to the consolidation guidance may result in more DSEs being considered variable interest entities. The new guidance applies to all entities that previously met the definition of a DSE. ASU 2014-10 is effective for public business entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption of the new standard is permitted. The Company has elected to early adopt ASU 2014-10, as permitted and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statement of operations.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

3.	Interest, advances and promissory notes payable

a)	Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2012	$1,569,321
Interest incurred on promissory notes payable	505,571
Other	125
Balance, December 31, 2013	$2,075,017
Interest incurred on promissory notes payable	515,572
Interest incurred on judgment against Company (note 6(b))	29,583
Balance, December 31, 2014	$2,620,172

Interest payable is to the following:

	December 31,	December 31,
	2014	2013
Relatives of directors	$1,352,750	$1,046,523
Non-related parties	1,267,422	1,028,494
	$2,620,172	$2,075,017

All interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b)	Advances Payable

A summary of the advances payable activity is as follows:

Balance, December 31, 2012	$105,613
Advances accrued	30,000
Advances repaid from proceeds of line of credit	(20,000)
Transfer of balance to accounts payable	(115,613)
Balance, December 31, 2013 and December 31, 2014	$-

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

3.	Interest, advances and promissory notes payable (continued)

c)	Promissory notes payable

A summary of the promissory notes payable activity is as follows:

Unrelated Lenders	December 31, 2014	December 31, 2013

Unsecured promissory notes payable to unrelated lenders:

i.Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.Non-interest-bearing loan, due January 15, 2011 (Unpaid)	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand	230,000	230,000
Total Arms Length Promissory Notes	$2,424,353	$2,424,353

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

3.	Interest, advances and promissory notes payable (continued)

d)	Promissory notes payable to related parties:

A summary of the promissory notes payable activity is as follows:

Relatives of Directors	December 31, 2014	December 31, 2013

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.Interest at 1% per month	$845,619	$845,619

ii.Interest at 1.25% per month	51,347	51,347

iii.Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand	1,465,000	1,465,000
Total Related Promissory Notes	$2,861,966	$2,861,966

e)	Interest expense

During the year ended December 31, 2014, the Company incurred interest expense of $4,705,880 (2013: $1,339,399) substantially as follows:

-	$547,639 (2013: $505,571), including interest incurred on promissory notes (note 3(a)) and other payables;
-	$750,401 (2013: $578,039) incurred on lines of credit payable as shown in note 4;
-
$111,498 (2013: $183,988) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

-	$nil (2013: $70,000) incurred on interest and penalties due to the Internal Revenue Service for which Company is seeking relief; and
-	$3,296,342 (2013: $nil) incurred on stock options granted to creditors (note 5(c)).

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

4.	Lines of credit

As of December 31, 2014, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$5,097,273	$923,374	$6,020,647	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$777,718	$2,777,718	General Security over Assets	General Corporate Requirements
Total				$7,097,273	$1,701,091	$8,798,364

During the year ended December 31, 2014, the Company recorded a $60,000 bonus for a director of the Company, which has been recorded as a draw-down on the Chairman's line of credit. In addition, 1,250,000 stock options were exercised in retirement of $37,500 of accrued interest on the Chairman's line of credit (Note 5(b)).

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

During the year ended December 31, 2014:

On May 21, 2014, consultants of the Company exercised their option to acquire 1,550,000 shares of common stock of the Company at an exercise price of $0.03 per share (Note 5(c)). As consideration, the Company retired accounts payable of $135,000, resulting in a gain on settlement of debt of $88,500. The Company received full release of any additional claim to debt.

On August 15, 2014, a director of the Company exercised their option to acquire 1,250,000 shares of common stock of the Company at an exercise price of $0.03 per share. As consideration, the Company retired accrued interest payable of $37,500 on the Chairman's line of credit (Note 4).

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

b)	Issued share capital (continued)

During the year ended December 31, 2014 (continued):

On October 2, 2014, a consultant of the Company exercised their option to acquire 500,000 shares of common stock of the Company at an exercise price of $0.05 per share in consideration for $25,000 in services.

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

c)	Stock options

During the year ended December 31, 2014:

On February 7, 2014, the Company:

a)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:

-	150,000 at the time of the grant, and
-	150,000 one year from the date of grant.

The compensation expense recognized related to this option grant was $7,747. The compensation expense related to the unvested stock options to be recognized when the options vest is $1,223.

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

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued)

During the year ended December 31, 2014 (continued):

On April 1, 2014, the Company:

a)	agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman, increasing it from $4,000,000 to $5,500,000:
-	granted the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
-	modified the exercise price of the options to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
-	modified the exercise price of the options to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
-	modified the exercise price of the options granted January 2011 to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
-	granted the option to the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.
The compensation expense recognized related to the option grants was $3,280,929. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options.
b)
reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options. One individual, a Director of the Company, has exercised their option to acquire 1,250,000 shares of common stock (Note 5(b)) which were modified during 2014.

c)
allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company.  The compensation expense recognized related to this option grant was $19,987.

On April 18, 2014, the Company:

a)
granted the option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vested on May 19, 2014 when the individual assumed the role as President of the Company. The compensation expense recognized related to the option grant was $37,263.

b)	granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:
-	100,000 shares vest immediately, and
-	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company.
The compensation expense recognized related to this option grant was $2,484. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,937.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued)

During the year ended December 31, 2014 (continued):

On May 21, 2014, the Company:

a)	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. Options vest as follow:
-	100,000 shares vest twelve months from the date of the grant,
-	200,000 shares vest twenty four months from the date of the grant, and
-	200,000 shares vest thirty six months from the date of the grant
The compensation expense recognized related to this option grant was $5,305. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,614.

b)
granted a consultant the option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017. This option to acquire 100,000 shares of common stock was exercised as part of a debt settlement agreement (Note 5(b)). The compensation expense recognized related to this option grant was $2,906.

c)
entered into agreements with three consultants to modify the exercise price of their collective options to acquire 1,450,000 shares of common stock from $0.07 to $0.03. The options to acquire 1,450,000 shares of common stock was exercised as part of a debt settlement agreement. There was no additional compensation expense recognized related to this option modification.

On July 25, 2014, the Company granted two directors each the option to acquire 1,000,000 shares of common stock at a price of $0.03 per share for a term of five years. One of the directors exercised their option to acquire 1,000,000 shares of common stock of the Company. The compensation expense related to the option grants was $49,590.

On August 1, 2014, the Company:

a)	granted a director the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years The compensation expense recognized was $12,393.
b)	granted a consultant the option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years. The compensation expense was $6,196.
c)	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:
i.	Consenting to act as an advisor to the Board of Directors of the Company;
ii.	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors
iii.	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced above in ii.
The compensation expense related to the unvested stock options to be recognized if the options vest is $12,393.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued)

During the year ended December 31, 2014 (continued):

On August 26, 2014, the Company granted a creditor of the Company the option to acquire 2,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The options vest on the basis of 20 options for each dollar advanced to the Company to fund a public relations campaign. The option to acquire 500,000 shares of common stock has vested. The compensation expense recognized related to the vested stock options was $15,413. The compensation expense related to the unvested stock options to be recognized if the options vest is $46,238.

The Company recorded a further $25,218 in compensation expense related to vesting of previously issued stock options.

During the year ended December 31, 2013:

On January 1, 2013, the Company granted a consultant the options to acquire 1,000,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. The stock based compensation expense recognized related to the grant of the options was $29,983. During the year ended December 31, 2013, these options were exercised in full.

On January 28, 2013, the Company granted the option to acquire 2,300,000 shares of common stock of the Company that vest as follow:

-	700,000 immediately,
-	50,000 per month for ten consecutive months, commencing January 31, 2013 for a total of 500,000,
-	200,000 on January 27, 2014,
-	200,000 on January 27, 2015,
-	200,000 in November 2014 subject to approval from the COO or equivalent of the Company,
-	200,000 in December 2015 subject to approval from the COO or equivalent of the Company, and
-	300,000 subject to performance vesting criteria.

The Company recognized compensation expense of $61,956 related to the options that vested during the year. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $29,979.

On March 26, 2013, the Company granted a consultant the options to acquire 500,000 shares of its common stock at an exercise price of $0.03 per share for a term of five years. These option do not vest until the consultant enters into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $17,489.

On April 1, 2013, the Company granted a consultant the option to acquire 1,250,000 shares of its common stock at an exercise price of $0.07 per share for a term of five years. The stock-based compensation expense related to the grant of this option was $43,706.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued)

During the year ended December 31, 2013 (continued):

On April 9, 2013, the Company granted two consultants each the respective and individual option to acquire 1,000,000 shares (500,000 shares each) of its common stock at an exercise price of $0.03 per share for a term of five years. These option do not vest for either consultant until the individuals enter into a full-time employment or equivalent role with the Company. Therefore, no compensation expense related to these options has been recognized. The stock based compensation expense related to the unvested stock options to be recognized if the options vest is $19,987.

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

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	130,550,000	$0.04	125,000,000	$0.04
Granted	118,550,100	0.03	8,550,000	0.03
Cancelled	(100,000)	(0.07)	-	-
Exercised	(3,300,000)	(0.03)	(3,000,000)	(0.03)
Outstanding, end of period	245,700,100	$0.03	130,550,000	$0.04

Exercisable, end of period	240,650,100	$0.03	127,800,000	$0.04

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued):

The options outstanding at December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	20,000,000	$0.05	-	20,000,000	$0.05	-
September 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
March 6, 2016	35,750,000	$0.05	-	35,750,000	$0.05	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.05	-	100,000	$0.05	-
May 27, 2017	400,000	$0.05	-	700,000	$0.05	-
May 31, 2017	500,000	$0.05	-	500,000	$0.05	-
August 16, 2017	250,000	$0.05	-	500,000	$0.05	-
December 28, 2017	14,250,000	$0.05	-	14,250,000	$0.05	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.03	-	2,300,000	$0.03	-
March 26, 2018	500,000	$0.03	-	500,000	$0.03	-
April 1, 2018	-	$0.03	-	1,250,000	$0.03	-
April 9, 2018	1,000,000	$0.03	-	1,000,000	$0.03	-
October 1, 2018	500,000	$0.03	-	500,000	$0.03	-
February 7, 2019	700,000	$0.03	-	-	-	-
April 1, 2019	110,000,100	$0.03	-	-	-	-
April 18,2019	2,000,000	$0.03	-	-	-	-
May 21, 2019	500,000	$0.03	-	-	-	-
July 25, 2019	1,000,000	$0.03	-	-	-	-
August 1, 2019	1,250,000	$0.03	-	-	-	-
August 26, 2019	1,500,000	$0.03	-	-	-	-
Total	245,700,100	$0.03	-	130,550,000	$0.04	-
Weighted Average Remaining Contractual Life	3.09			3.03

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

5.	Capital Stock (continued)

c)	Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	December 31, 2014	December 31, 2013

Risk-free interest rate	2.50%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	245%	299%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2014 was $0.03 (2013: $0.04).

The fair value of the stock options granted was allocated as follows:

	2014	2013

Interest expense:
Directors and relatives of Directors	$3,296,342	$-
	3,296,342	-

Selling, general and administration:
Directors and officers	37,263	-
Non-employees	69,771	65,958
	107,034	65,958

Product development:
Non-employees	19,212	5,996
	19,212	5,996

Professional fees:
Non-employees	45,833	172,959
	45,833	172,959
	$3,468,421	$244,913

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

6.	Contingencies

a.
Accounts payable and accrued liabilities as of December 31, 2014 include $180,266 (2013 - $180,266) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

b.
The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,000,968, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

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

As a result of the judgement, this loan should not have accrued imputed interest of $44,000. The accumulated interest at the legal rate of 8% was approximately $30,000 from January 16, 2011 to December 31, 2013. During the 2014 fiscal year, the Company reversed the imputed interest expense of $44,000 and recognized the interest expense on the promissory note totaling $29,000.

7.	Related party transactions and balances

	2014	2013
Interest expense:
Promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$306,226	$306,226
Lines of credit from the Chairman & Chief Executive Officer of the Company and his spouse	$750,401	$578,039
Stock options granted to the Chairman & Chief Executive Officer	3,280,929	-
Selling, general and administration:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit extended to the Company	$189,600	$189,600
Consulting fees to a director of the Company in his role as a consultant to the Company	$160,500	$-
Stock options to a director of the Company in his role as a consultant to the Company	$186,000	$126,000
Bonus to a director of the Company in his role as a consultant to the Company	$60,000	$-
Stock options granted to directors of the Company	$86,852	$-

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

7.	Related party transactions and balances (continued)

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value as disclosed note 5(c).

Included in accounts payable is $15,521 (2013 - $12,000) due to a Director of the Company.

8.	Commitments:

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
William Smith	$180,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan's contract provides for monthly consulting fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales during the term of the agreement. The initial term of the contract is for one year and automatically renews for continuous one year terms (subsequently renewed).

In addition, if more than 50% of the Company's stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus
-	3% of sales price between $25,000,000 and $49,999,999 plus
-	4% of sales price between $50,000,000 and $199,999,999 plus
-	5% of sales price in excess of $200,000,000

Any other amounts distributed to each key employee are to be determined by the Board of Directors.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

9.	Financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, interest payable and promissory notes payable.

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

i.	Interest-bearing promissory notes, lines of credit and related interest payable
ii.	Non-interest-bearing promissory notes past due

The interest-bearing promissory notes payable are all delinquent and have continued to accrue interest at their stated rates. The Company currently does not have the funds to extinguish these debts and will continue to incur interest until such time as the liabilities are extinguished. There is not an active market for delinquent loans for a Company with a similar financial position. Management asserts the carrying values of the promissory notes and related interest payable are a reasonable estimate of fair value as they represent the Company's best estimate of their legal obligation for these debts. As there is no observable market for interest rates on similar promissory notes, the fair value was estimated using level 2 inputs in the fair value hierarchy.

The Company has three non-interest-bearing promissory notes payable past due. The first is several years delinquent and there have been no renegotiated repayment terms. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm's-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company's legal liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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

To the extent that payments made or received on the Company's monetary assets and liabilities are affected by changes in the prevailing market interest rates, the Company is exposed to interest rate cash flow risk.

The Company is exposed to interest rate cash flow risk on promissory notes payable of $500,000, which incur a variable interest rate of prime plus 1%. A hypothetical change of 1% on interest rates would increase or decrease net loss and comprehensive loss by $5,000.

b)	Price Risk

To the extent that changes in prevailing market interest rates differ from the interest rate on the Company's monetary assets and liabilities, the Company is exposed to price risk.

The Company's promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2014.

At December 31, 2014, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

9.	Financial instruments (continued)

Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2014, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.	Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2013 - 34%) to income before income taxes. The difference results from the following items:

	2014	2013
Computed expected benefit of income taxes	$(2,188,087)	$(1,019,058)
Stock-based compensation	1,179,263	83,270
Non-deductible interest expense	37,909	62,556
Permanent differences	-	718,312
Increase in valuation allowance	970,915	154,920
Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	2014	2013
Net operating loss carried forward	$31,996,873	$29,141,241
Tax rate	34%	34%
Deferred income tax assets	10,878,937	9,908,022
Valuation allowance	(10,878,937)	(9,908,022)
Net deferred income tax asset	$-	$-

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

The operating losses amounting to $31,996,873 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2034 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

ALR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
($ United States)

10.	Income taxes

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,632	2034
Total	$31,996,873

11.	Subsequent event

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock of the Company at a price of $0.03 per share for five years to 14 employees and consultants of the Company which have various vesting terms. No options have vested to date.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2013, we terminated Anton & Chia LLP, 440 MacArthur Blvd, Suite 970, Newport Beach, CA 92660, as our independent registered public accounting firm. The decision to dismiss Anton & Chia LLP as our independent registered public accounting firm was recommended by our Audit Committee and approved by our Board of Directors on April 9, 2013. Except as noted in the paragraph immediately below, the reports of Anton & Chia LLP's financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the years ended December 31, 2012 and 2011, and through April 9, 2013, we have not had any disagreements with Anton & Chia LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Anton & Chia LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended December 31, 2012 and 2011, and through April 11, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 11, 2013, we delivered a copy of this report to Anton & Chia LLP. Anton & Chia LLP issued their response. The response stated that it agreed with the foregoing disclosure. A copy of Anton & Chia LLP's response is attached hereto as Exhibit 16.1.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act").

The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company's reports to Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., including the Company's consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective at these reasonable assurance levels.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls and internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting (continued)

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management's assessment, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reason:

(1)
insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

Management of the Company believes that the material weaknesses set forth in (1) did not affect the Company's financial results. The Company retains a consultant who has the technical expertise and knowledge to implement the proper segregation of duties and the development of effective internal controls over financial reporting. The Company is developing internal controls over financial reporting to meet its current and projected future needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

We failed to report the foregoing on Form 8-K, Item 1.01 – Entry in a Material Definitive Agreement was due at the SEC on October 6, 2013.

On January 30, 2015 we failed to file a Form 8-K, Item 1.01 Entry Into A Material Definitive Agreement, wherein we entered into an agreement with the following individuals to grant the right and option to acquire shares of the Company at a price of $0.03 for a term of five years:

Option Holder	Shares under Option	Note
Glen Reyes	300,000	Note 1
Mark Uy	300,000	Note 2
Norberto Ricafranca	300,000	Note 2
Lester Tolentino	300,000	Note 2
Johnny Lardera	50,000	Note 3
Timothy John Co	250,000	Note 4
David Manalili	250,000	Note 4
Mark Reyes	250,000	Note 4
Sherjo Evangelista	250,000	Note 4
Marymar Payton	500,000	Note 7
Alex Leong	500,000	Note 5
Rhonda Klarck	500,000	Note 5
Alice Chapman	250,000	Note 4
Phil Murphy	500,000	Note 6

Note 1: Granted the option to acquire 200K shares June 2012. The proposed grant would vest the option to acquire 100K shares January 2018, 2019 and 2020.

Note 2: Granted the option to acquire 200K shares Jan 2013. The proposed grant would vest the option to acquire 100K shares January 2018, 2019 and 2020.

Note 3: Granted the option to acquire 200K shares Jan 2013. The proposed grant would vest the option to acquire 50K shares on January 30, 2020.

Note 4: The proposed grant would vest the option to acquire 50K shares of common stock of the Company at each anniversary date of the option grant until the option grant is fully vested.

Note 5: The proposed option would vest the option to acquire 100K shares of common stock of the Company at each anniversary date of the option grant until the option grant is fully vested.

Note 6: The option to acquire 500,000 shares of common stock of the Company would vest 100K at each anniversary date of the option grant, subject to the optionee accepting a full-time role.

Note 7: The option to acquire 500,000 shares would vest as follow:

1)	Upon entering into a full-time employment (or equivalent) role with the Company within 180 days AND
2)	Each anniversary of her employment, the option to acquire 100,000 shares would vest until the option was fully vested

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	64	Chairman, Chief Executive Officer, Chief Financial Officer, and a member of the Board of Directors

William Smith	55	President, and a member of the Board of Directors

Kenneth James Robulak	66	A member of the Board of Directors

Dr. Alfonso Salas	54	A member of the Board of Directors

Ronald Cheng*	65	A member of the Board of Directors

Peter Stafford	77	A member of the Board of Directors
*Appointed subsequent to December 31, 2014

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

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company's financing, product development, corporate development. Mr. Chan has led the Company's product development of the HeC. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

William Smith – President and a member of the Board of Directors of the Company
Director since December 28, 2012. President since May 21, 2014.

Mr. Smith is a healthcare and government relations professional with 25 years' experience with both private companies and departments of federal and state governments. From September 2010 to December 2012, Mr. Smith was the Managing Director of the Healthcare Division at NSI (National Strategies Institute), a Washington DC Company providing consulting advice on government relations strategies, corporate affairs strategies, aligning business and government affairs goals, and management strategies to maximize government relations support for U.S. commercial businesses. From November 2009 to August 2010, Mr. Smith was a consultant and an advisor to the Charlie Baker Campaign for Governor for the state of Massachusetts. From January 2003 to October 2009, Mr. Smith was the Vice President, US Public Affairs and Policy, at Pfizer, Inc. in New York City where he developed US policy based commercial strategies with the Pfizer business unit leaders. Mr. Smith holds a Bachelor of Arts in history from Georgetown University, a Master of Arts in political philosophy from Catholic University of America and is currently completing his Ph.D in Political Philosophy from Catholic University of America.

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

Peter Stafford – A member of the Board of Directors of the Company
Director since August 1, 2014

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

Ronald Cheng – A member of the Board of Directors of the Company
Director since January 30, 2015

Ronald Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He represented and provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guides to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-Hubbell® and Best Lawyers®. Mr. Cheng received his Bachelor of Arts from Amherst College in 1972 and a Juris Doctor degree from the University of Toronto in 1974. Mr. Cheng is an active member of the Canadian Bar Association, American Bar Association, International Bar Association and Inter Pacific Bar Association.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Chan, Robulak, Salas, Smith, Stafford and Cheng have not been the subject of the following events:

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

Involvement in Certain Legal Proceedings (continued)

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2014, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company's audit committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer is not independent. Mr. Robulak acts as the Chair of the Audit Committee. The Company's audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Summary Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan (US$)	Non-qualified Deferred Earnings (US$)	All Other (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2014	180,000	0	0	0	0	0	9,600	189,600
Chairman, Chief	2013	180,000	0	0	0	0	0	9,600	189,600
Executive Officer &	2012	180,000	0	0	0	0	0	9,600	189,600
Chief Financial Officer

Lawrence Weinstein [3]	2014	59,000	0	0	0	0	0	0	59,000
Former President &	2013	156,000	0	0	0	0	0	0	198,979
Chief Operating Officer	2012	156,000	0	0	42,979	0	0	0	198,979

Mr. William Smith	2014	160,000	60,000	0	0	0	0	6,000	166,000
President	2013	120,000	0	0	0	0	0	6,000	126,000
Technology	2012	-	0	0	0	0	0	0	60,000

[1]	All other compensation includes automobile allowance.

[2]
Salaries and other annual compensation for fiscal 2014, 2013 and 2012 totaling $189,600 respectively remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as President, Chief Operating Officer and member of the Board of Directors effective May 19, 2015.

Outstanding Equity Awards at December 31, 2014

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	230,000,100	0	0	$0.03/0.05	15/16/17/19	0	0
William Smith	1,500,000	0	0	$0.03	2019	0	0
Dr. Alfonso Salas	0	0	0	0	-	0	0
Kenneth Robulak	1,350,000	0	0	0.03	2016/17/18	0	0
Peter Stafford	500,000	0	0	0.03	2019	0	0

The Company appointed Mr. Ronald Cheng to the Board of Directors subsequent to December 31, 2014. Mr. Cheng holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share until August 2019.

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

The options in respect of the 64,250,000 shares vest immediately and expire on December 28, 2017

On April 1, 2014, the Company agreed to:
1.	grant Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
2.	modify the exercise price of Mr. Chan's option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
3.	modify the exercise price of Mr. Chan's option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
4.
modify the exercise price of the option granted January 2011 to the spouse of Mr Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and

5.	grant Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

Mr. Chan's spouse also holds the option to acquire 20,000,000 shares of common stock of the Company at an exercise price of $0.05 per share until May 2015.

Dr. Alfonso Salas

Dr. Salas was granted an option to acquire 250,000 shares of common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017. On December 28, 2017, the exercise price was re-priced from $0.07 to $0.05 per share. On April 1, 2014, the exercise price of the option to acquire 250,000 shares of common stock was reduced from $0.05 to $0.03 per share. On July 25, 2014, the Company granted Dr. Salas the option to acquire 1,000,000 shares of common stock at a price of $0.03 for a term of five years. On August 15, 2014, the option to acquire 1,250,000 shares was exercised.

William Smith

On April 18, 2014, William Smith was granted the option to acquire 1,500,000 shares of common stock at an exercise price of $0.03 per share for five years. The options vested when Mr. Smith was appointed as President of the Company on May 19, 2014.

Mr. Kenneth Robulak

Mr. Robulak was granted an option to acquire 250,000 shares of common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price to for the option to acquire 350,000 shares of common stock was amended from $0.07 per share to $0.05 per share. On April 1, 2014, the exercise price of the option to acquire 350,000 shares of common stock was reduced from $0.05 to $0.03 per share. On July 25, 2014, the Company granted Mr. Robulak the option to acquire 1,000,000 shares of common stock at a price of $0.03 for a term of five years.

Mr. Peter Stafford

On August 1, 2014, the Company granted Mr. Stafford the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years.

Option Exercises and Stock Vested for the year ended December 31, 2014

Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
William Smith	0	0	0	0
Peter Stafford	0	0	0	0
Alfonso Salas	1,350,000	0	0	0
Kenneth Robulak	0	0	0	0

The Company does not have any long-term incentive plans. The Company has contractual compensation arrangements with the following individuals:

Sidney Chan	$180,000
William Smith	$180,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan's contract provides for monthly consulting fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales. The initial term of the contract is for one year and automatically renews for continuous one year terms.

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

The terms of Mr. Smith's contract provides for monthly consulting fees of $15,000 per month and an office allowance of $500 per month. The initial term of the contract is for one year and automatically renews for continuous one year terms.

Compensation of Directors

The Board of Directors consist six members, Mr. Sidney Chan, Mr. Kenneth James Robulak, Dr. Alfonso Salas, Mr. William Smith, Mr. Peter Stafford and Mr. Ronald Cheng (appointed January 30, 2015). Mr. Kenneth Robulak, Dr. Alfonso Salas, Mr. Cheng and Mr. Stafford are independent directors.

The Company's Board of Directors unanimously resolved that members receive no cash compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. Independent directors are compensated from time to time through the grant of options to purchase shares of common stock of the Company. Directors whom are also Officers or consultants of the Company are compensated for those positions as disclosed under Executive Compensation for those positions.

No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak	0	0	24,795	0	0	0	24,795
Mr. Peter Stafford	0	0	12,393	0	0	0	12,393
Dr. Alfonso Salas	0	0	24,795	0	0	0	24,795
Mr. William Smith	0	0	37,263	0	0	0	37,263

Ronald Cheng, appointed to the Board of Directors on January 30, 2015, was granted the option to acquire 500,000 shares during August 2014 for a total option award of $12,393.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2014, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group.  Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Sidney Chan	348,498,582[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	71.3%

William Smith	4,000,000[2]	President, and a member of the Board of Directors	0.8%

Dr. Alfonso Salas	1,577,738[3]	Member of the Board of Directors	0.3%

Kenneth Robulak	2,540,000[4]	Member of the Board of Directors	0.5%

Peter Stafford	1,000,000[5]	Member of the Board of Directors	0.2%

All Officers and Directors	357,616,320		73.2%
as a group (5 people)*
* Ronald Cheng was appointed to the Board of Directors subsequent to December 31, 2014.

[1]	Mr. Chan owns 14,845,000 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:
•	35,750,000 until March 6, 2016
•	64,250,000 until December 28, 2017
•	83,333,400 until April 1, 2019

Mr. Chan's spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:
•	20,000,000 until March 7, 2015
•	26,666,700 until April 1, 2019

[2]	Mr. Smith owns 2,500,000 shares of common stock. Mr. Smith holds the option to acquire 1,500,000 shares of common stock at a price of $0.03 for a term of five years until April xx, 2019.

[3]	Dr. Salas owns 1,577,738 shares of common stock.

[4]
Mr. Robulak owns 1,190,000 shares of common stock. Mr. Robulak holds for option to acquire 250,000 shares of common stock at an exercise price of $0.03 per share for five years until August 21, 2017, 100,000 shares of common stock at $0.03 until May 23, 2016 and 1,000,000 shares of common stock until July 25, 2014.

[5]	Mr. Stafford owns 500,000 shares of common stock. Mr. Stafford holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share for five years.

Changes in Control

Mr. Chan and his wife hold stock options to acquire 230,000,100 shares of common stock which are all exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2014

During the 2014 fiscal year, the Company incurred interest expense of $306,226 on $2,861,966 of promissory notes due to relatives of Sidney Chan and interest expense of $750,401 on $8,738,364 of amounts borrowed on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2014, the accrued interest on promissory notes owed to relatives of Sidney Chan was $1,352,750. As at December 31, 2013, the accrued interest on the lines of credit was $1,701,091.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company's audit of annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2013	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported in the preceding paragraph:

2014	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2013	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2013	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2013	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

(5)
The Company's audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)
The percentage of hours expended on the principal accountant's engagement to audit the Company's consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7	X

10.1	Consulting Agreement with Endocrine Research Society Inc.	10KSB	10/01/13	10.1	X
14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.19	Audit Committee Charter.	10-KSB	3/31/14	99.1	X

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

99.30	Nomination Committee Charter	10-KSB	8/15/13	99.3

99.40	Compensation Committee Charter	10-KSB	8/15/13	99.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2015.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

SIDNEY CHAN	Chairman, Principal Executive Officer, Principal	March 31, 2015
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

WILLIAM SMITH	President, Chief Operating Officer and a member	March 31, 2015
William Smith	of the Board of Directors

PETER STAFFORD	Member of the Board of Directors	March 31, 2015
Peter Stafford

KENNETH J. ROBULAK	Member of the Board of Directors	March 31, 2015
Kenneth J. Robulak

DR. ALFONSO SALAS	Member of the Board of Directors	March 31, 2015
Dr. Alfonso Salas

RONALD CHENG	Member of the Board of Directors	March 31, 2015
Ronald Cheng

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7	X

10.1	Consulting Agreement with Endocrine Research Society Inc.	10KSB	10/01/13	10.1	X

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4

99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19	X

99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2

99.30	Nomination Committee Charter	10-KSB	8/15/13	99.3

99.40	Compensation Committee Charter	10-KSB	8/15/13	99.4