Form 10-Q
period 2015-03-31
ALR TECHNOLOGIES INC.
filed 2015-05-15
CIK 1087022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 242,777,909 as of May 15, 2015.

Index

ALR TECHNOLOGIES INC.
Development Stage Company

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
($ United States)

	March 31 2015 (unaudited)	December 31, 2014

Assets
Current assets:
Cash	$4,083	$58,842
Prepaid expenses and other	3,985	6,710
Total assets	$8,068	$65,552

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,053,955	$1,055,468
Interest payable	2,749,064	2,620,172
Lines of credit from related parties	9,357,526	8,798,364
Related party promissory notes payable	2,861,966	2,861,966
Unrelated party promissory notes payable	2,424,353	2,424,353
Total liabilities	18,446,864	17,760,323

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2014 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2014 - No) shares of preferred stock were issued and outstanding
Common stock
Authorized: 500,000,000 (December 31, 2014 - 500,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2014 – 242,777,909 shares of common stock)	242,777	242,777
Additional paid-in capital	37,406,445	37,355,956
Accumulated deficit	(56,088,018)	(55,293,504)
Stockholders' deficit	(18,438,796)	(17,694,771)
Total liabilities and stockholders' deficit	$8,068	$65,552

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations
($ United States)
(Unaudited)

	Three months ended March 31,
	2015	2014

Expenses
General, selling and administration	$220,370	$202,275
Product development costs	132,112	111,604
Professional fees	58,589	72,594
Loss from operations	411,072	386,473
Other Expenses (Income)
Foreign exchange gain	(1,810)	-
Interest	385,252	327,259
Total Other Expenses	(383,442)	(327,259)
Net loss	$(794,514)	$(713,732)
Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, - basic and diluted	242,777,909	239,477,909

See accompanying notes to the condensed consolidated financial statements.

Index

ALR TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
($ United States)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(794,514)	$(713,732)
Stock-based compensation-product development costs	9,481	833
Stock-based compensation-selling, general and administration	2,352	-
Stock-based compensation-professional fees	1,359	-
Non-cash imputed interest expenses	37,297	(2,300)
Accrued interest on line of credit	217,939	170,627
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,725	(6,981)
Increase (decrease) in accounts payable and accrued liabilities	(1,513)	41,040
Increase in interest payable	128,892	158,476

Net cash used in operating activities	(395,982)	(352,037)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	341,223	323,215
Net cash provided by financing activities	341,223	323,215
Decrease in cash	(54,759)	(28,822)
Cash, beginning of period	58,842	29,558
Cash, end of period	$4,083	$736

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP") in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption.  The Company has incurred significant losses over the three month periods ended March 31, 2015 and 2014 of $794,114 and $713,732. In addition, losses incurred for the years ended December 31, 2014 and 2013 were $6,452,397 and $2,997,229. As of March 31, 2015, the Company is currently unable to self-finance its operations, has a working capital deficit of $18,438,796 (December 31, 2014 - $17,694,771), accumulated deficit of $56,088,018  (December 31, 2014 - $55,293,054), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company's current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $18,443,464 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company's ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company's product line and ultimately, the Company's ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $7,500,000 (As of March 31, 2015 the total principal balance outstanding was $7,438,496). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management's plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

The Company's activities will necessitate significant uses of working capital beyond 2015. Additionally, the Company's capital requirements will depend on many factors, including the success of the Company's continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company's activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.      Significant Accounting Policies

The unaudited condensed consolidated financial statements as of March 31, 2015 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2015 and December 31, 2014 and the results of operations, and cash flows as of March 31, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the U.S. SEC.

The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Index

 ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable

a)      Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2013	$2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	128,893
Balance, December 31, 2014	2,620,172
Interest incurred on promissory notes payable	128,892
Balance, March 31, 2015 (unaudited)	$2,749,064

Interest payable is to the following:

	March 31, 2015 (unaudited)	December 31, 2014
Relatives of directors	$1,429,307	$1,352,750
Non-related parties	1,319,757	1,267,422
	$2,749,064	$2,620,172

Historically, all interest payable incurred is from interest incurred at the stated rated of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.     Interest, Advances and Promissory Notes Payable (continued)

b)      Promissory notes payable:

Promissory notes payable		March 31, 2015 (unaudited)	December 31, 2014

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000

Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
Total Arm's Length Promissory Notes		$2,424,353	$2,424,353

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

3.      Interest, Advances and Promissory Notes Payable (continued)

c)      Promissory notes payable to related parties:

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:		March 31, 2015 (unaudited)	December 31, 2014

i.	Interest at 1% per month	$845,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Party Promissory Notes		$2,861,966	$2,861,966

d)      Interest expense

 During the three months ended March 31, 2015, the Company incurred interest expense of $385,252 (2014: $327,259) substantially as follows:

-	$128,892 (2014: $158,476) incurred on promissory notes payables as shown in note 3(b);
-	$217,939 (2014: $170,627) incurred on lines of credit payable, and
-
$37,297 (2014: ($2,300) (note 6(b)) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

4.      Lines of Credit

As of March 31, 2015, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$ 5,438,496	$ 1,081,312	$ 6,519,808	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	837,718	2,837,718	General Security over Assets	General Corporate Requirements
Total				$ 7,438,496	$ 1,919,030	$ 9,357,526

As of December 31, 2014, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$ 5,097,273	$ 923,374	$ 6,020,647	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	777,718	2,777,718	General Security over Assets	General Corporate Requirements
Total				$ 7,097,273	$ 1,701,091	$ 8,798,364

5.      Capital Stock

a)      Authorized share capital

500,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per   share.

b)      Issued share capital

During the period ended March 31, 2015:

There were no issuances for the three month period ended March 31, 2015.

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

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.      Capital Stock (continued)

b)      Issued share capital (continued)

On October 2, 2014, a consultant of the Company exercised his option to acquire 500,000 shares of common stock of the Company at an exercise price of $0.05 per share. As consideration, the Company retired accounts payable of $25,000 and received a full release of any additional claim to debt.

c)      Stock options

    During the period ended March 31, 2015:

On January 30, 2015, the Company granted the options to acquire 4,500,000 shares of common stock of the Company at a price of $0.03 per share for five years to 14 employees and consultants of the Company. The options to acquire the shares of common stock vest as follows:
•	650,000 at January 30, 2016,
•	650,000 at January 30, 2017,
•	1,050,000 at January 30, 2018,
•	1,050,000 at January 30, 2019, and
•	1,100,000 at January 30, 2020

Included above, the respective option to acquire 500,000 shares of common stock granted to two consultants of the Company will only vest if the individual accepts a full-time role with the Company. The compensation expense recognized related to the vested stock options was $1,993. The compensation expense related to the unvested stock options to be recognized if the options vest is $40,864.

    The Company recorded $11,199 in compensation expense related to vesting of previously granted stock options.

During the year ended December 31, 2014:

On February 7, 2014, the Company:

1)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	150,000 at the time of the grant, and
-	150,000 one year from the date of grant.

The compensation expense recognized related to this option grant was $8,155. The compensation expense related to the unvested stock option grant was $8,155. The compensation related to the unvested stockoptions to be recognized when the options vest is $815.

2)	granted the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	100,000 at the time of grant, and
-	three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company's Health-e-Connect product.

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

b)
reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options. One individual, a Director of the Company, has exercised their option to acquire 1,250,000 shares of common stock which were modified during 2014.

c)
allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company.  The compensation expense recognized related to this option grant was $19,987.

On April 18, 2014, the Company:

a)
granted an option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vested on May 19, 2014 when the individual assumed the role as President of the Company. The compensation expense recognized related to the option grant was $37,263.

b)	granted an option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:
•	100,000 shares vest immediately, and
•	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company.

 The compensation expense recognized related to this option grant was $2,484. The compensation expense related to the unvested stock options to the unvested stock options to be recognized if the options vest is $9,937.

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.      Capital Stock (continued)

c)      Stock options (continued)

On May 21, 2014, the Company:

a)	granted a consultant an option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. Options vest as follow:
-	100,000 shares vest twelve months from the date of the grant,
-	200,000 shares vest twenty four months from the date of the grant, and
-	200,000 shares vest thirty six months from the date of the grant

The compensation expense recognized related to this option grant was $5,305. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,614.

b)
granted a consultant an option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017. This option to acquire 100,000 shares of common stock was exercised as part of a debt settlement agreement. The compensation expense recognized related to this option grant was $2,906.

c)
entered into agreements with three consultants to modify the exercise price of their collective options to acquire 1,450,000 shares of common stock from $0.07 to $0.03. The options to acquire 1,450,000 shares of common stock was exercised as part of a debt settlement agreement. There was no additional compensation expense recognized related to this option modification.

On July 25, 2014, the Company granted two directors each an option to acquire 1,000,000 shares of common stock at a price of $0.03 per share for a term of five years. One of the directors exercised their option acquire 1,000,000 shares of common stock of the Company. The compensation expense related to the option grants was $49,590.

On August 1, 2014, the Company:

a)	granted a director an option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years The compensation expense recognized was $12,393.

b)	granted a consultant an option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years. The compensation expense was $6,196.

c)	granted a consultant an option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:
i.	Consenting to act as an advisor to the Board of Directors of the Company;
ii.	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors
iii.	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced above in ii.

The compensation expense of $12,393 was recognized at the time the options vested.

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)     Stock options (continued)

On August 26, 2014, the Company granted a creditor of the Company an option to acquire 2,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The options vest on the basis of 20 options for each dollar advanced to the Company to fund a public relations campaign. The option to acquire 500,000 shares of common stock has vested. The compensation expense recognized related to the vested stock options was $15,413. The compensation expense related to the unvested stock options to be recognized if the options vest is $46,238.

The Company recorded a further $25,218 in compensation expense related to vesting of previously issued stock options.

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2015 (unaudited)		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	245,700,100	$0.03	130,550,000	$0.04
Granted	4,500,000	0.03	118,550,100	0.03
Exercised	-	-	(100,000)	(0.07)
			(3,300,000)	(0.03)
Outstanding, end of period	250,200,100	$0.03	245,700,100	$0.03

Exercisable, end of period	241,650,100	$0.03	240,650,100	$0.03

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.      Capital Stock (continued)

c)      Stock options (continued)

Options outstanding at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

September 30, 2015	1,200,000	$0.25	-	1,200,000	$0.25	-
November 29, 2015	20,000,000	$0.03	-	20,000,000	$0.03	-
March 6, 2016	35,750,000	$0.03	-	35,750,000	$0.03	-
May 4, 2016	1,000,000	$0.05	-	1,000,000	$0.05	-
May 23, 2016	100,000	$0.03	-	100,000	$0.03	-
May 27, 2017	400,000	$0.03	-	400,000	$0.03	-
May 31, 2017	500,000	$0.25	-	500,000	$0.25	-
August 16, 2017	250,000	$0.03	-	250,000	$0.03	-
December 28, 2017	14,250,000	$0.03	-	14,250,000	$0.03	-
December 28, 2017	51,000,000	$0.03	-	51,000,000	$0.03	-
January 28, 2018	2,300,000	$0.03	-	2,300,000	$0.03	-
March 26, 2018	500,000	$0.03	-	500,000	$0.03	-
April 9, 2018	1,000,000	$0.03	-	1,000,000	$0.03	-
October 1, 2018	500,000	$0.03	-	500,000	$0.03	-
February 7, 2019	700,000	$0.03	-	700,000	$0.03	-
April 1, 2019	110,000,100	$0.03	-	110,000,100	$0.03	-
April 18, 2019	2,000,000	$0.03	-	2,000,000	$0.03	-
May 21, 2019	500,000	$0.03	-	500,000	$0.03	-
July 25, 2019	1,000,000	$0.03	-	1,000,000	$0.03	-
August 1, 2019	1,250,000	$0.03	-	1,250,000	$0.03	-
August 26, 2019	1,500,000	$0.03	-	1,500,000	$0.03	-
January 20, 2020	4,500,000	$0.03	-	-	$-	-
Total	250,200,100	$0.03	-	245,700,100	$0.03	-
Weighted Average Remaining Contractual Life	2.94			3.09

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	March 31, 2015 (unaudited)	December 31, 2014

Risk-free interest rate	1.68%	2.50%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	195%	245%
Forfeiture rate	0%	0%

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

5.     Capital Stock (continued)

c)      Stock options (continued)

The weighted average fair value for the options granted during the three months ended March 31, 2015 was $0.01 (2014: $0.04).

The fair value of the stock options granted was allocated as follows:

	Three Months Ended March 31 2015 (unaudited)	Three Months Ended March 31 2014 (unaudited)

Product Development:
Non-employees	$9,481	$833

Professional
Non-employees	$1,359	$-

Selling, general and administration:
Non-employees	$2,352	$-

6.      Contingencies

a.
Accounts payable and accrued liabilities as of March 31, 2015 include $180,266 (December 31, 2014 - $180,266) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

Index

ALR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
($ United States)
(Unaudited)

6.     Contingencies (continued)

b.      (continued)

As a result of the judgement, this loan should not have accrued imputed interest of $44,000. The accumulated interest at the legal rate of 8% was approximately $30,000 from January 16, 2011 to December 31, 2013. During the 2014 fiscal year, the Company reversed the imputed interest expense of $44,000 and recognized the interest expense on the promissory note totaling $29,000.

7.      Related Party Transactions

Related party transactions included the following:

	Three months ended March 31, 2015 (unaudited)	Three months ended March 31, 2014 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557
Lines of credit from Chairman and relatives of the Chairman	214,539	170,629

General, selling and administration:
Consulting fees to a Company controlled by director of the Company in his role as a consultant to the Company	46,500	31,500
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400

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

Included in accounts payable is $16,839 (2014 - $10,666) due to a company controlled by a Director of the Company.

Index

ALR TECHNOLOGIES INC.
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

The terms of Mr. Chan's contract provides for monthly services fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales during the term of the agreement. The initial term of the contract is for one year and automatically renews for continuous one year terms.

The terms of Mr. Smith's contract provides for monthly services fees of $15,000 per month. The initial term of the contract is for one year and automatically renews for continuous one year terms.

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

9.      Subsequent Event

  On April 22, 2015, the Company reduced the exercise price of the option to acquire 12,900,000 shares of common stock held by 21 consultants, officers, directors and employees of the Company from $0.03 per share to $0.015 per share.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited  Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company's technologies and the Company's proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Index

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
iv.	100,000 shares vest at the time a national, co promotable deal for the Company's Health-e-Connect has been executed between the Company and a specified major multinational pharmaceutical company;
v.	Provided that those performance conditions are met or complied with in form and substance reasonably satisfactory to the Company by March 15, 2015.

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

In exchange for increasing the borrowing limit on the line of credit, the Company agreed to the following:
i.	granted Mr. Chan the option to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
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

Index

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

On April 18, 2014, the Company granted Ms. Barbara Dubiel the option to acquire 500,000 shares of common stock of the Company at a price of $0.03 per share for a term of five years. Options vest as follow:

vi.	100,000 shares vest immediately
vii.	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company (a different company unrelated to the option grant dated February 7, 2014),

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

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock at a price of $0.03 per share for a term of five years as follows:

Index

Option Holder	Shares under Option	Note	Vest January 30, 2016	Vest January 30, 2017	Vest January 30, 2018	Vest January 30, 2019	Vest January 30, 2020
Glen Reyes	300,000	Note 1	-	-	100,000	100,000	100,000
Mark Uy	300,000	Note 2	-	-	100,000	100,000	100,000
Norberto Ricafranca	300,000	Note 2	-	-	100,000	100,000	100,000
Lester Tolentino	300,000	Note 2	-	-	100,000	100,000	100,000
Johnny Lardera	50,000	Note 3	-	-	-	-	50,000
Timothy John Co	250,000	Note 4	50,000	50,000	50,000	50,000	50,000
David Manalili	250,000	Note 4	50,000	50,000	50,000	50,000	50,000
Mark Reyes	250,000	Note 4	50,000	50,000	50,000	50,000	50,000
Sherjo Evangelista	250,000	Note 4	50,000	50,000	50,000	50,000	50,000
Marymar Payton#	500,000	Note 7	100,000	100,000	100,000	100,000	100,000
Alex Leong	500,000	Note 5	100,000	100,000	100,000	100,000	100,000
Rhonda Klarck	500,000	Note 5	100,000	100,000	100,000	100,000	100,000
Alice Chapman	250,000	Note 4	50,000	50,000	50,000	50,000	50,000
Phil Murphy*	500,000	Note 6	100,000	100,000	100,000	100,000	100,000
# the option granted to Ms. Payton is also subject to her accepting a full-time role with the Company prior to July 31, 2015.
* the option granted to Mr. Murphy is also subject to him accepting a full-time role with the Company

On January 30, 2015, Mr. Ronald Cheng was appointed to the Board of Directors of the Company. Mr. Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He represented and provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guides to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-Hubbell and Best Lawyers. Mr. Cheng received his Bachelor of Arts degree from Amherst College in 1972 and a Juris Doctor degree from the University of Toronto in 1974. Mr. Cheng is an active member of the Canadian Bar Association, American Bar Association, International Bar Association and Inter Pacific Bar Association.

Products

ALR Technologies products utilize internet-based technologies to facilitate healthcare provider's ability to monitor their patient's health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that allows patients to upload the blood glucose data from their glucometers. ALRT Diabetes Care Facilitators monitor that data and based on clinician-approved protocols, provide advice, support and interventions when patients show blood glucose readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The ALRT Health-e-Connect System has been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of average A1c levels in a patient population. The study concluded that continuing intervention using an internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (IBGMS) was associated with comparable reductions in A1c levels with that of more expensive and invasive Continuing Glucose Monitoring Systems (CGMS).

Index

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other disease states.

ALRT Health-e-Connect System TM for Diabetes Monitoring

Diabetes is a leading cause of death, serious illness and disability across North America. In the United States, it is estimated that 26 million people have diabetes, with 4.5 million people being classified as insulin requiring. By the year 2030, it is expected that 1 in 10 adults, globally, will have diabetes (diagnosed and undiagnosed instances). By the year 2050, it is expected that 1 in 3 United States adults will have diabetes (diagnosed and undiagnosed instances). We believe diabetes is a global pandemic.

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

The Health-e-Connect System and the Company's universal upload cable, are compatible with many of the largest brands of glucose meters available for sale in the United States.

Since receiving section 510(k) clearance from the FDA for the Health-e-Connect System, the Company has been working to communicate the benefits of the Health-e-Connect System to physicians, healthcare officials and industry leaders.

Our commercialization strategy is built upon a number of emerging trends in the healthcare marketplace:

1.
Diabetes prevalence is exploding in the United States and worldwide. Technologies and services that can assist patients, providers, caregivers and healthcare payers in better addressing diabetes care will be in high demand;

2.
The patient load of primary care physicians in the United States will increase dramatically with the new healthcare law, and these physicians will require support from new technologies as well as assistance from care managers, family members and others in order to provide quality care. A new primary care model will emerge which will take advantage of new technologies; and

3.
Healthcare payers in the United States and worldwide will aggressively adopt technologies and services that will improve quality and lower costs of chronic diseases. The Center for Medicare and Medicaid Services, for example, recently agreed to reimburse physicians for "Chronic Care Management" including the use of remote monitoring technologies.  In the highly competitive U.S. market, major healthcare plans have shown particularly strong interest in remote monitoring platforms that can accomplish these quality and cost goals.

4.	Physicians and physician organizations are increasingly compensated on the basis of successful outcomes including the lowering of A1c levels in their patient populations.

Index

Our commercialization strategy is designed to capitalize on these important market trends and to provide a technology and service that will improve the quality of care and lower the costs of care for diabetes patients. Our primary goal is to begin securing revenue-generating customers in the commercial marketplace.  In order to achieve this goal, the Company has performed the following:

a.
retained key personnel who have experience in marketing to our key customer segments, such as health plans and medical groups as well as key executives who understand the care needs of diabetes patients;

b.
developed pricing models for the various customer segments, including risk sharing pricing arrangements for health plans, which then may reward the Company for its success in improving quality lowering costs; and

c.	increased its sales efforts by attending prospective customer conferences and by meeting and presenting to key target customers on a regular basis.

On June 17, 2013, the Company announced a project partnership with Healing Our Village whereby up to 500 patients in the Healing Our Village ("HOV") diabetes management program would be utilizing ALRT's Health-e-Connect Diabetes Remote Monitoring Program. HOV develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. The Healing Our Village Partnership was put on hold due to a change of locations for the HOV clinics that made the enrollment of patients a difficult challenge. On April 20, 2015, the Company gave notice to HOV that was terminating the contractual relationship between the Company and HOV effective June 1, 2015.

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

However, on February 18,, 2015, the company filed a 510(k) application to add a remote insulin dosing recommendation feature to the company's Health-e-Connect platform.   Rather than utilizing the proprietary dosing algorithm of Insulin Algorithms, the company utilized the publicly available algorithm of the American Association of Clinical Endocrinologists (AACE).  If approved, the feature would allow the company to regularly run a patient's blood glucose data (and other key data) through the AACE algorithm.   When the algorithm indicated that the patient's dose may not be optimal, the company staff would contact the physician to make him or her aware that a dose change may be warranted.  The decision about the dose change would rest entirely with the physician.  However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed physicians to keep their patients at the optimal dose for longer periods.  The company expects a decision on the 510(k) application during the spring of 2015.

Index

On July 28, 2014, the Company entered into a pilot service agreement with Kansas City Metropolitan Physician Association (KCMPA), one of the nation's premier Accountable Care Organizations (ACO). Under the agreement, KCMPA, which has made diabetes management a key focus of its Quality Improvement Plan, will enroll 200 of its patients with Type 2 diabetes into ALRT's Health-e-Connect diabetes management system. The pilot service agreement is effective nine months from the beginning date of patient enrollment and the intent is to allow 6 months of use for each patient enrolled in the system. During the initial nine term of the pilot service agreement, the Company will not charge KCMPA for any of the enrolled patients in the program.  The pilot program between ALRT and KCMPA represents the first real world deployment of ALRT's Health-e-Connect System.  On September 9, 2014, the Company began enrolling patients with Type 2 diabetes and A1c levels above 8 percent into the pilot program trialing the Health-e-Connect system.

Preliminary data from the pilot program indicated that a number of patients had achieved reductions in their A1c levels.  On April 17, 2015, the company signed a commercial contract with one of the KCMPA clinics, the Clay-Platte Family Medicine Clinic, to provide remote monitoring services in return for a per patient per month fee paid to the company.  Clay-Platte has a universe of 3,400 diabetes patients but it is not yet clear how many of those patients will be suitable and appropriate for the company's remote monitoring program.

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

This trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this trial is a key strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems." Company executives visited Chile in April of 2015 and enrollment of patients in this trial is tentatively scheduled to begin during the spring of 2015.

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

On January 1, 2015, the Center for Medicaid and Medicare Services began reimbursing physicians for the non-face-to-face management of Medicare patients with two or more serious chronic diseases.  Physicians would be paid a per-patient-per-month fee for "Chronic Care Management" and the examination of data from a remote monitoring platform is considered a reimbursable activity by CMS.  Therefore, the company modified its Health-e-

Index

Connect system to conform to the requirements of the CMS reimbursement.  These modifications permit the company to market to medical groups throughout the United States with a product that will help physicians to draw down this new reimbursement as well as to potentially improve the outcomes of their patients.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, which have been prepared in accordance with GAAP.

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

	Three Months Ended March 31
	2015	2014	Percentage Increase / (Decrease)	Amount Increase / (Decrease)
Revenue	$-	$-	-	$-
Cost of sales	-	-	-	-
Depreciation	-	-	-	-
Foreign exchange gain	(1,810)	-	100	(1,810)
General, selling and administrative	220,371	202,275	8	18,096
Product development	132,112	111,604	15	20,508
Professional fees	58,589	72,594	(19)	(14,005)
Interest expenses	385,252	327,259	8	57,993
Net Loss	$794,514	$713,732	10	$(80,782)

Index

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Amount Increase / (Decrease)

General, selling and administrative:
Salaries & consulting fees	$155,400	$159,400	$(4,000)
Stock based compensation	2,400	-	2,400
Travel and trade-shows	33,900	12,600	21,300
Rent of corporate offices	6,700	6,200	500
Website & information technology	14,400	7,300	7,100
Other general & administrative costs	7,600	16,700	(9.100)
Total	$220,400	$202,200	$18,200

The majority of the general and administrative costs were substantially comparable to the prior period. The significant variance was attributable to an increase in travel and tradeshow costs as well as information technology spending.

Product development costs. The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for purchase and c) stock-based compensation for options granted to members of the development team. The change in balance from the previous year relates primarily to an increase in the amount of stock based compensation for options granted as well as an increasing costs to personnel under contract.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Amount Increase / (Decrease)

Corporate auditor - Year-end and quarterly review	$7,500	$22,500	$(15,000)
Stock based compensation	1,400	-	1,400
Legal Fees	14,100	6,600	7,500
Diabetes care facilitators	22,100	4,500	17,600
Professionals retained	13,500	39,000	(25,500)
Total	$58,600	$72,600	$(14,000)

The decrease in professional fees can be attributed to the timing of the corporate auditor fees, as well as investor relations services being discontinued.  Diabetes care facilitator fees increased due to the hiring of a full-time employee and the increased retention of consultant services.

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Interest expense incurred on promissory notes	$128,900	$158,500
Interest expense incurred on lines of credit	218,000	170,600
Imputed interest on zero interest loans	37,300	42,700
Recovery of imputed interest on default judgment	-	(45,000)
Other interest	1,100	500
Total	$385,300	$327,300

Index

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from March 31, 2014 to March 31, 2015. Related to its promissory notes outstanding, the Company incurred interest expense of $129,000 for the three months ended March 31, 2014 and 2015. The Company incurred additional interest expense of approximately $30,000 related to a default judgement one promissory note during the three month period ended March 31, 2014. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

Lines of Credit:	March 31, 2015	March 31, 2014	Amount ($) Increase / (Decrease)

Line of Credit provided by Sidney Chan	$5,438,000	$3,844,000	$1,594,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$7,438,000	$5,844,000	$1,594,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit :	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Amount ($) Increase / (Decrease)

Interest expense incurred on line of credit from Sidney Chan during the year	$158,000	$111,000	$47,000
Interest expense incurred on line of credit from Christine Kan during the year	60,000	60,000	-
Total	$218,000	$171,000	$47,000

Imputed Interest

During the 2015 and 2014 periods, the Company had certain zero interest promissory notes, advances payable and accounts payable in excess of one year. Pursuant to the company's accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item "additional paid-in capital".

Index

Liquidity and Capital Resources

Working Capital

	As At March 31, 2015	As At December 31, 2014	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$8,068	$65,552	(57,484)	(88)
Current Liabilities	$18,446,864	$17,760,323	(686,541)	3
Working Capital (Deficiency)	$(18,438,796)	$(17,694,771)	(744,025)	4

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

Current Assets

The Company's current assets as at March 31, 2015 and December 31, 2014 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $18,446,864 as at March 31, 2015 as compared to $17,760,323 as at December 31, 2014. Current liabilities were as follows:

	March 31, 2015	December 31, 2014	Change $	Change %

Accounts payable and accrued liabilities	$1,053,955	$1,055,468	$(1,514)	0%
Interest payable	2,749,064	2,620,172	128,892	5%
Lines of credit to related parties	9,357,526	8,793,364	559,162	6%
Promissory notes payable to related parties	2,861,966	2,861,966	-	0%
Promissory notes payable	2,424,353	2,424,353	-	0%

Total current liabilities	$18,446,864	$17,760,323	$686,541	4%

The increase in interest payable of $128,892 relates to accrued interest incurred on promissory notes at their stated rates of interest.  All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $555,000 is attributable to borrowings of

-	$341,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$214,000 of unpaid interest incurred on the principal of the borrowed amounts.

Index

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows used in Operating Activities	$(395,982)	$(352,035)
Cash Flows provided by Financing Activities	$341,223	$323,213
Net decrease in Cash During Period	$(54,759)	$(28,822)

Cash Balances and Working Capital

As of March 31, 2015, the Company's cash balance was $4,083 compared to $58,842 as of December 31, 2014.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2015 was $396,000 in comparison with $352,000 used during the same period last year. The Company's expenditures from operations were used as follows (approximate amounts):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Product Development Consulting and Expenses	$121,000	$100,000
Management and Employees Compensation	$155,000	$170,000
Professional Fees	$57,000	$43,000
Travel and Trade Shows	$34,000	$13,000
Other	$29,000	$26,000
Cash used in Operations	$396,000	$352,000

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2015 was $341,000 in comparison with $323,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2015 and 2014 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of March 31, 2015, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Index

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,053,955	$1,053,955	$-	$-	$-
Interest payable	2,749,064	2,749,064	-	-	-
Line of credit	9,357,526	9,357,526	-	-	-
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm's length parties	2,424,353	2,424,353	-	-	-

	$18,446,864	$18,446,864	$-	$-	$-

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

Index

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

Index

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2015, the Company had promissory notes payable and related interest payable, totalling $8,035,383 in default.

ITEM 5.        OTHER INFORMATION.

The following list is compiled of one (1) Form 8-Ks, which we failed to file:

On April 22, 2015, our Board of Directors approved the modification of the exercise price of certain options to acquire shares of common stock of the Company from $0.03 per share to $0.015 per share to the following individuals:

Optionee	Current Holding
Alex Leong	500,000
Alice Chapman	250,000
Andrew Klips	1,000,000
Bill Smith	1,500,000
David Manalili	250,000
Glen Reyes	500,000
John Lester Tolentino	500,000
Johnny T. Lardera	250,000
Ken Robulak	1,350,000
Kent Stoneking	1,000,000
Mark Reyes	250,000
Mark Uy	500,000
Marymar Payton	500,000
Norbert Ricafranca	500,000
Peter Stafford	500,000
Phillip Murphy	1,000,000
Ronald Cheng	500,000
Sherjo Evangelista	250,000
Steven Brassard	1,050,000
Timothy Co	250,000

Index

ITEM 6.        EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2015.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Index

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11	3.6
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40