Form 10-Q
period 2015-06-30
ALR TECHNOLOGIES INC.
filed 2015-08-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of August 14, 2015.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	June 30, 2015	December 31, 2014
	(unaudited)

Assets
Current assets:
Cash	$36,885	$58,842
Prepaid expenses and other	2,024	6,710
Total assets	$38,909	$65,552

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,056,312	$1,055,468
Interest payable	2,877,956	2,620,172
Lines of credit from related parties	10,038,130	8,798,364
Promissory notes payable to related parties	2,861,966	2,861,966
Promissory notes payable to unrelated parties	2,424,353	2,424,353
Total liabilities	19,258,717	17,760,323

Stockholders' Deficit
Preferred stock - Authorized: 500,000,000 (December 31, 2014 - 500,000,000) shares of preferred stock with a par value of $0.001 per share; Shares issued and outstanding: No (December 31, 2014 - No) shares of preferred stock were issued and outstanding
Common stock - Authorized: 2,000,000,000 (December 31, 2014 - 500,000,000) shares of common stock with a par value of $0.001 per share; Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2014 – 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	40,644,832	37,355,956
Accumulated deficit	(60,107,417)	(55,293,504)
Stockholders’ deficit	(19,219,808)	(17,694,771)
Total liabilities and stockholders’ deficit	$38,909	$65,552

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	1

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Expenses
General, selling and administration	$227,813	$270,535	$448,193	$472,810
Product development costs	145,589	144,440	277,701	256,044
Professional fees	63,571	81,536	122,161	154,130
Loss from operations	436,973	496,511	848,055	882,984
Other Expenses (Income)
Foreign exchange (gain) loss	278	—	(1,532)	—
Gain on settlement of debt	—	(88,500)	—	(88,500)
Interest	3,582,148	3,631,933	3,967,390	3,959,192
Total Other Expenses	(3,582,426)	(3,543,433)	(3,965,858)	(3,870,692)
Net loss	$(4,019,399)	$(4,039,944)	$(4,813,913)	$(4,753,676)
Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	242,777,909	240,166,798	242,777,909	239,820,450

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	2

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(4,813,913)	$(4,753,676)
Stock-based compensation - product development costs	11,112	16,148
Stock-based compensation - selling, interest expenses	3,184,459	3,280,929
Stock-based compensation - general, selling and administration	16,780	41,073
Stock-based compensation - professional fees	2,175	33,458
Non-cash imputed interest expenses	74,350	36,701
Accrued interest on line of credit	448,748	353,180
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,686	2,108
Increase in accounts payable and accrued liabilities	844	1,080
Increase in interest payable	257,784	287,368
Net cash used in operating activities	(812,975)	(701,631)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	791,018	730,600
Net cash provided by financing activities	791,018	730,600
Change in cash	(21,957)	28,969
Cash, beginning of period	58,842	29,558
Cash, end of period	$36,885	$58,527

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	3

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

1. Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is currently commercializing its Heath-e-Connect System.

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six month periods ended June 30, 2015 and 2014 of $4,813,913 and $4,753,676. In addition, losses incurred for the years ended December 31, 2014 and 2013 were $6,452,397 and $2,997,229. As of June 30, 2015, the Company is currently unable to self-finance its operations, has a working capital deficit of $19,219,808 (December 31, 2014 - $17,694,771), accumulated deficit of $60,107,417 (December 31, 2014 - $55,293,504), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $19,258,717 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $9,000,000 (As of June 30, 2015 the total principal balance outstanding was $7,888,291). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

The Company’s activities will necessitate significant uses of working capital beyond 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

Table of Contents	4

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

2. Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2015 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2015 and December 31, 2014 and the results of operations, and cash flows as of June 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

The results of operations for the six month period ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

3. Interest, Advances and Promissory Notes Payable

a) Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2013	$2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	128,893
Balance, December 31, 2014	2,620,172
Interest incurred on promissory notes payable	257,784
Balance, June 30, 2015 (unaudited)	$2,877,956

Interest payable is to the following:

	June 30, 2015 (unaudited)	December 31, 2014

Related parties	$1,505,863	$1,352,750
Non-related parties	1,372,093	1,267,422
	$2,877,956	$2,620,172

Table of Contents	5

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3. Interest, Advances and Promissory Notes Payable (continued)

a) Interest payable (continued)

All interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company to related parties and unrelated parties. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

b) Promissory notes payable:

Promissory notes payable		June 30, 2015 (unaudited)	December 31, 2014
Unsecured promissory notes payable to unrelated lenders:
i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000
ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455
iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000
iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912
v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986
vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000
Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,000
Total Arm’s Length Promissory Notes		$2,424,353	$2,424,353

c) Promissory notes payable to related parties:

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

	June 30, 2015 (unaudited)	December 31, 2014
i. Interest at 1% per month	845,619	$845,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	500,000	500,000
Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand	1,465,000	1,465,000
Total Related Party Promissory Notes	2,861,966	$2,861,966

Table of Contents	6

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3. Interest, Advances and Promissory Notes Payable (continued)

d) Interest expense

During the six months ended June 30, 2015, the Company incurred interest expense of $3,967,391 (2014: $3,959,192) substantially as follows:

-	$257,784 (2014: $287,368) incurred on promissory notes payables as shown in note 3(b);
-	$448,748 (2014: $353,180) incurred on lines of credit payable, and
-	$74,350 (2014: ($36,701) (note 6(b)) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;
-	$3,184,459 (2014: $3,280,929) incurred on stock options granted to creditors (note 5(c)).

4. Lines of Credit

As of June 30, 2015, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$7,000,000	Due on Demand	$5,888,291	$1,253,454	$7,141,746	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	896,385	2,896,385	General Security over Assets	General Corporate Requirements
Total				$7,888,291	$2,149,839	$10,038,130

On May 29, 2015, the Company and its Chairman agreed to amend the existing line of credit agreement between the two parties to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000. All other terms and conditions remain unaltered.

As of December 31, 2014, the Company had lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$5,500,000	Due on Demand	$5,097,273	$923,374	$6,020,647	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	777,718	2,777,718	General Security over Assets	General Corporate Requirements
Total				$7,097,273	$1,701,091	$8,798,364

Table of Contents	7

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock

a) Authorized share capital

2,000,000,000 shares of common stock with a par value of $0.001 per share and 500,000,000 shares of preferred stock with a par value of $0.001 per share.

b) Issued share capital

During the period ended June 30, 2015:

There were no issuances for the six month period ended June 30, 2015.

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

During the period ended June 30, 2015:

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock of the Company at a price of $0.03 per share for five years to 14 employees and consultants of the Company. The option to acquire the shares of common stock vest as follows:

-	650,000 at January 30, 2016,
-	650,000 at January 30, 2017,
-	1,050,000 at January 30, 2018,
-	1,050,000 at January 30, 2019, and
-	1,100,000 at January 30, 2020

Included above, the respective option to acquire 500,000 shares of common stock granted to two consultants of the Company will only vest if the individual accepts a full-time role with the Company. The compensation expense recognized related to the vested stock options was $4,984. The compensation expense related to the unvested stock options to be recognized if the options vest is $37,874.

Table of Contents	8

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

On April 22, 2015, the Company’s Board of Directors reduced the exercise price of the option to acquire 12,900,000 shares of common stock held by 21 consultants, officers, directors and employees of the Company from $0.03 per share to $0.015 per share. To date, none of the option amendments have been finalized.

On May 29, 2015, in connection with the amendment to increase the borrowing limit on the line of credit provided by the Chairman to the Company, the Company:

·	granted the right and option to purchase, an additional 330,000,100 shares of common stock at a price of $0.015 per share until May 29, 2020
·	reduced the exercise price of the option to acquire 230,000,100 shares of common stock from $0.03 to $0.015 and extended the expiry date of the option to acquire those 230,000,100 shares of common stock to May 29, 2020

The compensation expense recognized related to the option grants was $3,184,459. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options.

The Company recorded $25,083 in compensation expense related to vesting of stock options granted in previous periods.

During the year ended December 31, 2014:

On February 7, 2014, the Company:

1)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	150,000 at the time of the grant, and
-	150,000 one year from the date of grant.

The compensation expense recognized related to this option grant was $8,970.

2)	granted the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	100,000 at the time of grant, and
-	three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company’s Health-e-Connect product.

The compensation expense recognized related to this option grant was $2,990. The compensation expense related to the unvested stock options to be recognized if the options vest is $8,970.

Table of Contents	9

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

The compensation expense recognized related to the option grants was $3,280,929. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options. These options were further modified May 29, 2015 as disclosed.

b)	reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options. One individual, a Director of the Company, has exercised their option to acquire 1,250,000 shares of common stock which were modified during 2014.
c)	allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company. The compensation expense recognized related to this option grant was $19,987.

On April 18, 2014, the Company:

a)	granted the option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vested on May 19, 2014 when the individual assumed the role as President of the Company. The compensation expense recognized related to the option grant was $37,263.
b)	granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:
·	100,000 shares vest immediately, and
·	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company.

The compensation expense recognized related to this option grant was $2,484. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,937.

Table of Contents	10

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

The compensation expense recognized related to this option grant was $8,786. The compensation expense related to the unvested stock options to be recognized if the options vest is $6,133.

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

On August 1, 2014, the Company:

a)	granted a director the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years The compensation expense recognized was $12,393.
b)	granted a consultant the option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years. The compensation expense was $6,196.
c)	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:
i.	Consenting to act as an advisor to the Board of Directors of the Company;
ii.	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors
iii.	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced above in ii.

The compensation expense of $12,393 was recognized at the time the options vested.

Table of Contents	11

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

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2015 (unaudited)		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	245,700,100	0.030	130,550,000	$0.04
Granted	334,500,100	0.015	118,550,100	0.03
Cancelled	—	—	(100,000)	(0.07)
Exercised	—	—	(3,300,000)	(0.03)
Outstanding, end of period	580,200,200	0.015	245,700,100	$0.03

Exercisable, end of period	571,550,200	0.015	240,650,100	$0.03

Table of Contents	12

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

The options outstanding at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
Expiration Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

September 30, 2015	1,200,000	$0.250	—	1,200,000	0.250	—
November 29, 2015	—	$0.030	—	20,000,000	0.030	—
March 6, 2016	—	$0.030	—	35,750,000	0.030	—
May 4, 2016	1,000,000	$0.050	—	1,000,000	0.050	—
May 23, 2016	100,000	$0.030	—	100,000	0.030	—
May 27, 2017	400,000	$0.030	—	400,000	0.030	—
May 31, 2017	500,000	$0.250	—	500,000	0.250	—
August 16, 2017	250,000	$0.030	—	250,000	0.030	—
December 28, 2017	—	$0.030	—	14,250,000	0.030	—
December 28, 2017	1,000,000	$0.030	—	51,000,000	0.030	—
January 28, 2018	2,300,000	$0.030	—	2,300,000	0.030	—
March 26, 2018	500,000	$0.030	—	500,000	0.030	—
April 9, 2018	1,000,000	$0.030	—	1,000,000	0.030	—
October 1, 2018	500,000	$0.030	—	500,000	0.030	—
February 7, 2019	700,000	$0.030	—	700,000	0.030	—
April 1, 2019	—	$0.030	—	110,000,100	0.030	—
April 18, 2019	2,000,000	$0.030	—	2,000,000	0.030	—
May 21, 2019	500,000	$0.030	—	500,000	0.030	—
July 25, 2019	1,000,000	$0.030	—	1,000,000	0.030	—
August 1, 2019	1,250,000	$0.030	—	1,250,000	0.030	—
August 26, 2019	1,500,000	$0.030	—	1,500,000	0.030	—
January 30, 2020	4,500,000	$0.030	—	—	—	—
May 29, 2020	560,000,200	$0.015	—	—	—	—
Total	580,200,200	$0.020	—	245,700,100	0.03	—
Weighted Average Remaining Contractual Life	4.86			3.09

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	June 30, 2015 (unaudited)	December 31, 2014

Risk-free interest rate	1.68%	2.50%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	194%	245%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2015 was $0.01 (2014: $0.02).

Table of Contents	13

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

The fair value of the stock options granted was allocated as follows:

	Three Months Ended June 30, 2015 (unaudited)	Three Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2015 (unaudited)	Six Months Ended June 30, 2014 (unaudited)
Interest expense:
Related parties	$3,184,459	$3,280,929	$3,184,459	$3,280,929
Product Development:
Non-employees	$1,631	$15,315	$11,112	$16,148
Professional
Non-employees	$816	$33,458	$2,175	$33,458
Selling, general and administration:
Non-employees	$14,428	$41,073	$16,780	$41,073

6. Contingencies

a.	Accounts payable and accrued liabilities as of June 30, 2015 include $180,266 (December 31, 2014 - $180,266) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

b.	The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,000,968, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

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

Table of Contents	14

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

7. Related Party Transactions

Related party transactions included the following:

	Three months ended June 30, 2015 (unaudited)	Three months ended June 30, 2014 (unaudited)	Six months ended June 30, 2015 (unaudited)	Six months ended June 30, 2014 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557	$153,113	$153,113
Lines of credit from Chairman and relatives of the Chairman	230,809	182,553	448,748	353,180
Stock options granted to the Chairman & Chief Executive Officer	3,184,459	3,280,929	3,184,459	3,280,929
General, selling and administration:
Consulting fees to a Company controlled by the President of the Company	46,500	31,500	93,000	63,000
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400	94,800	94,800

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

Included in accounts payable is $16,582 (2014 - $10,666) due to a company controlled by a Director of the Company.

8. Commitments

The Company has annual compensation arrangements with the following individuals:

Sidney Chan	$180,000
William Smith	$180,000

The contracts are automatically renewed annually and may be terminated by the Company at any time, effective thirty or sixty days after delivery of notice, without any further compensation.

The terms of Mr. Chan’s contract provides for monthly services fees of $15,000 per month and vehicle allowance of $800 per month as Chief Executive Officer of the Company. The contract also provides for a commission of 1% of net sales of all the Company’s products. The term of the contract is for one year and automatically renews for continuous one year terms.

Table of Contents	15

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

On May 25, 2015 the Company modified the terms of the agreement with Messrs. Chan. All terms have remained the same, with the exception of the following:

-	the 1% commission on the net sales of the Company has been extended to a lifetime commission on all sales of the Company, whether Messrs. Chan continues to hold that office, or any position with the Company
-	in the event Messrs. Chan is terminated by the Company, Messrs. Chan would receive 24 months compensation at his current rate and all amounts owed to him, his spouse and their family members would be due within five days, including principal and accrued interest and all options would remain in good standing until their expiration
-	the health care provision will now include international health care coverage for Messrs. Chan and his dependents

The terms of Mr. Smith’s contract provides for monthly services fees of $15,000 per month and home office allowance of $500 per month as President of the Company. The term of the contract is for one year and automatically renews for continuous one year terms.

Table of Contents	16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

During 2011, the Company received FDA clearance and during 2012 the Company achieved HIPPA compliance for its Health-e-Connect (“HeC”) System.

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada Alrtech Health Systems Inc.

Table of Contents	17

Recent Developments

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock at a price of $0.03 per share for a term of five years as follows:

Option Holder	Shares under Option	Vest January 30, 2016	Vest January 30, 2017	Vest January 30, 2018	Vest January 30, 2019	Vest January 30, 2020

Glen Reyes	300,000	—	—	100,000	100,000	100,000
Mark Uy	300,000	—	—	100,000	100,000	100,000
Norberto Ricafranca	300,000	—	—	100,000	100,000	100,000
Lester Tolentino	300,000	—	—	100,000	100,000	100,000
Johnny Lardera	50,000	—	—	—	—	50,000
Timothy John Co	250,000	50,000	50,000	50,000	50,000	50,000
David Manalili	250,000	50,000	50,000	50,000	50,000	50,000
Mark Reyes	250,000	50,000	50,000	50,000	50,000	50,000
Sherjo Evangelista	250,000	50,000	50,000	50,000	50,000	50,000
Marymar Payton#	500,000	100,000	100,000	100,000	100,000	100,000
Alex Leong	500,000	100,000	100,000	100,000	100,000	100,000
Rhonda Klarck	500,000	100,000	100,000	100,000	100,000	100,000
Alice Chapman	250,000	50,000	50,000	50,000	50,000	50,000
Phil Murphy*	500,000	100,000	100,000	100,000	100,000	100,000

# the option granted to Ms. Payton is also subject to her accepting a full-time role with the Company prior to July 31, 2015.

* the option granted to Mr. Murphy is also subject to him accepting a full-time role with the Company

On January 30, 2015, Mr. Ronal Cheng was appointed to the Board of Directors of the Company. Mr. Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He represented and provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guides to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-Hubbell and Best Lawyers. Mr. Cheng received his Bachelor of Arts from Amherst College in 1972 and a Juris Doctor degree from the University of Toronto in 1974. Mr. Cheng is an active member of the Canadian Bar Association, American Bar Association, International Bar Association and Inter Pacific Bar Association.

On April 22, 2015, our Board of Directors approved the modification of the exercise price to acquire 12,400,000 shares of common stock of the Company from $0.03 per share to $0.015 per share held by 20 individuals. None of the underlying option amendment agreements have been finalized between the Company and the 20 individuals, however, this is expected to occur during the Company’s third quarter.

On May 11, 2015, shareholders holding a majority of the outstanding shares of our common stock executed a written consent approving the amendment to the articles of incorporation to increase the authorized shares of common stock from 500,000,000 to 2,000,000,000 shares with a par value of $0.001. On June 25, 2015 the certificate of amendment to affect the change was issued by the Office of the Secretary of the State of Nevada.

Table of Contents	18

On May 29, 2015, the Company and Sidney Chan, the Chairman and Chief Executive Officer of the Company, agreed to amend the existing credit agreement between the two parties to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000. All other terms and conditions remain unaltered. Mr. Chan and the Company had previously entered into a credit agreement on March 6, 2011, which was subsequently amended by amending agreements dated October 24, 2011, June 15, 2012, December 28, 2012 and April 1, 2014 whereby Mr. Chan agreed to make available to the Company a credit line equal to an aggregate of $5,500,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

Under the terms of the proposal, in exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company would be required to:

·	reduced the exercise price of the 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
·	extended the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement
·	granted Mr. Chan the right and option to purchase, an additional 283,333,267 shares of common stock at a price of $0.03 per share for a term of five years from the date of execution of the amended credit agreement.
·	reduced the exercise price of the 46,666,700 shares of common stock under option to the Ms. Christine Kan (Spouse of Mr. Chan) from $0.03 to $0.015;
·	extended the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement
·	granted Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement

Ms. Kan is a creditor of the Company pursuant to a Line of Credit Agreement and certain promissory notes.

Products

ALR Technologies products utilize internet-based technologies to facilitate healthcare provider’s ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The Health-e-Connect Remote Diabetes Management Program is a remote monitoring and care facilitation program that allows patients to upload the blood glucose data from their glucometers. ALRT Diabetes Care Facilitators and Health Data Monitors will track that data and based on clinician-approved protocols, will facilitate care interventions when patients show blood glucose readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. Internet-based Blood Glucose Monitoring Systems (IBGMS), such as the ALRT Health-e-Connect System, has undergone clinical trials that have demonstrated this type of remote care is associated with significant lowering of average A1c levels in a patient population. The study concluded that continuing intervention using an internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (IBGMS) was associated with comparable reductions in A1c levels with that of more expensive and invasive Continuing Glucose Monitoring Systems (CGMS).

In the future, the Company may seek to adapt its Health-e-Connect System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other disease states.

Table of Contents	19

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
3.	Healthcare payers in the United States and worldwide will aggressively adopt technologies and services that will improve quality and lower costs of chronic diseases. The Center for Medicare and Medicaid Services, for example, recently agreed to reimburse physicians for “Chronic Care Management” including the use of remote monitoring technologies. In the highly competitive U.S. market, major healthcare plans have shown particularly strong interest in remote monitoring platforms that can accomplish these quality and cost goals.
4.	Physicians and physician organizations are increasingly compensated on the basis of successful outcomes including the lowering of A1c levels in their patient populations.

Table of Contents	20

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

On June 17, 2013, the Company announced a project partnership with Healing Our Village whereby up to 500 patients in the Healing Our Village (“HOV”) diabetes management program would be utilizing ALRT’s Health-e-Connect Diabetes Remote Monitoring Program. HOV develops methods to assure healthcare system change that promotes patient behavior change for improved health outcomes in medically underserved populations. The Healing Our Village Partnership was put on hold due to a change of locations for the HOV clinics that made the enrollment of patients a difficult challenge. On April 20, 2015, the Company gave notice to HOV that was terminating the contractual relationship between the Company and HOV effective June 1, 2015.

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

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm’s insulin dosage adjustment software with ALRT’s Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient’s physician could be provided with an insulin dosage recommendation electronically when the patient’s blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms’ software will require additional U.S. Food and Drug Administration regulatory clearance. Under the agreement, ALRT would have had access to the InsulinAlgo software to begin the integration process while InsulinAlgo’s FDA clearance is pending. Once integrated and tested, and after final FDA clearance, the ALRT-InsulinAlgo system would have been made available to the commercial marketplace both in the U.S. and internationally. Effective August 15, 2014, the Company terminated its development partnership agreement with Insulin Algorithm due to disagreements about business strategy.

However, on February 18,, 2015, the Company filed a 510(k) application to add a remote insulin dosing recommendation feature to the company’s Health-e-Connect platform. Rather than utilizing the proprietary dosing algorithm of Insulin Algorithms, the company utilized the publicly available algorithm of the American Association of Clinical Endocrinologists (AACE). If approved, the feature would allow the company to regularly run a patient’s blood glucose data (and other key data) through the AACE algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the company staff would contact the physician to make him or her aware that a dose change may be warranted. The decision about the dose change would rest entirely with the physician. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed physicians to keep their patients at the optimal dose for longer periods. The company expects a decision on the 510(k) application during the late summer of 2015.

Table of Contents	21

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

Preliminary data from the pilot program indicated that a number of patients had achieved reductions in their A1c levels. On April 17, 2015, the company signed a commercial contract with one of the KCMPA clinics, the Clay-Platte Family Medicine Clinic, to provide remote monitoring services in return for a per patient per month fee paid to the company. Clay-Platte has a universe of 3,400 diabetes patients but it is not yet clear how many of those patients will be suitable and appropriate for the company’s remote monitoring program.

On July 29, 2014, the Company entered into a Memorandum of Understanding (MOU) with the leadership of Hospital Clinico Metropolitano La Florida, one of the largest and most prestigious public hospitals in Santiago, Chile, to conduct a clinical outcomes trial utilizing ALRT’s Health-e-Connect Diabetes Management System. The trial will allow primary care physicians to access – electronically – an insulin dose recommended by an endocrinologist. Under the terms of the MOU, Hospital Clinico Metropolitano La Florida will enroll 100 of its insulin-requiring patients in the intervention arm of the study and 100 insulin-requiring patients in the control arm. The intervention group will utilize the Health-e-Connect System for six months of treatment. Key data points for the study will include:

·	average A1c reduction
·	adherence to medication and care plan, and
·	physician and patient satisfaction.

This trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this trial is a key strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems.” Company executives visited Chile in April of 2015 and ALRT continues to await a final decision on enrollment of patients from health authorities in Chile.

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

Table of Contents	22

On January 1, 2015, the Center for Medicaid and Medicare Services began reimbursing physicians for the non-face-to-face management of Medicare patients with two or more serious chronic diseases. Physicians would be paid a per-patient-per-month fee for “Chronic Care Management” and the examination of data from a remote monitoring platform is considered a reimbursable activity by CMS. Therefore, the company modified its Health-e-Connect system to conform to the requirements of the CMS reimbursement. These modifications permit the company to market to medical groups throughout the United States with a product that will help physicians to draw down this new reimbursement as well as to potentially improve the outcomes of their patients.

On February 26, 2015, ALRT entered into its first commercial contract with Clay-Platte Family Medicine of Kansas City, MO. Under the contract, Clay-Platte will pay ALRT a Per-Patient-Per-Month fee for monitoring the blood glucose levels of twice per month and alerting physicians when the glucose levels are out of range. Under the contract, the enrollment month is offered at no charge and billing begins in the second month. Enrollment began in the summer of 2015.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2015	2014	Increase /	2015	2014	Increase /
			(Decrease)			(Decrease)

Revenue	$—	—	0%	$—	—	0%
Cost of sales	—	—	0%	—	—	0%
Depreciation	—	—	0%	—	—	0%
Foreign exchange loss (gain)	278	—	~ %	(1,532)	—	(~ %)
General and administrative	227,813	270,535	(16%)	448,193	472,810	(5%)
Product development	145,589	144,440	1%	277,701	256,044	8%
Professional fees	63,572	81,536	(22%)	122,161	154,130	(21%)
Interest expenses	3,582,147	3,631,933	(1%)	3,967,390	3,959,192	0%
Gain on settlement of debt	—	(88,500)	(100%)	—	(88,500)	(100%)
Net Loss	$4,019,399	4,039,944	(1%)	$4,813,913	4,753,676	1%

Table of Contents	23

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel and staff, stock-based compensation for options granted to management personnel and staff, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations. During the six month period ended June 30, 2015, there was significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Amount Increase/ (Decrease)
General, selling and administrative:
Salaries & consulting fees	$303,300	$335,800	$(32,500)
Stock based compensation	16,800	41,100	(24,300)
Travel and trade - shows	69,800	56,200	13,600
Rent of corporate offices	13,400	12,400	1,000
Website & information technology	22,600	14,400	8,200
Other general & administrative costs	22,300	12,900	9,400
Total	$448,200	$472,800	$24,600

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	Six Months Ended June 30,
	2015	2014	Amount Increase / (Decrease)

Corporate auditor - Year-end and quarterly review	$24,000	$23,500	$500
Stock based compensation	2,200	33,500	(31,300)
Legal Fees	24,600	21,100	3,500
Diabetes care facilitators	44,300	9,000	35,300
Professionals retained	27,100	67,000	(39,900)
Total	$122,200	$154,100	$(31,900)

The decrease in professional fees can be attributed to less stock based compensation being issued, as well as investor relations services being discontinued. Diabetes care facilitator fees increased due to the hiring of a full-time employee to service the pilot program.

Table of Contents	24

Interest expense. Interest expense was from the following sources for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015	Six months ended June 30, 2014

Interest expense incurred on promissory notes	$257,800	$287,400
Interest expense incurred on lines of credit	448,700	353,200
Imputed interest on zero interest loans	74,400	36,700
Stock options granted for promissory notes	3,184,500	3,280,900
Other interest	2,000	1,000
Total	$3,967,400	$3,959,200

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from June 30, 2014 to June 30, 2015. Related to its promissory notes outstanding, the Company incurred interest expense of $257,800 for the six months ended June 30, 2015 (2014: $252,000). The Company incurred additional interest expense of approximately $34,000 related to a default judgement one promissory note during the six month period ended June 30, 2014. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

Lines of Credit:	June 30, 2015	June 30, 2014	Amount ($) Increase / (Decrease)

Line of Credit provided by Sidney Chan	$5,888,000	$4,251,000	$1,637,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$7,888,000	$6,251,000	$1,637,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit :	Six Months Ended June 30,		Amount ($) Increase /
	2015	2014	(Decrease)

Interest expense incurred on line of credit from Sidney Chan during the period	$329,000	$233,000	$96,000
Interest expense incurred on line of credit from Christine Kan during the period	120,000	120,000	—
Total	$449,000	$353,000	$96,000

Table of Contents	25

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

Liquidity and Capital Resources

Working Capital
	As At June 30, 2015	As At December 31, 2014	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Current Assets	$38,909	$65,552	(26,643)	(41)
Current Liabilities	$19,258,717	$17,760,323	(1,498,394)	8
Working Capital (Deficiency)	$(19,219,808)	$(17,694,771)	(1,525,037)	9

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

Current Assets

The Company’s current assets as at June 30, 2015 and December 31, 2014 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $19,258,717 as at June 30, 2015 as compared to $17,760,323 as at December 31, 2014. Current liabilities were as follows:

	June 30, 2015	December 31, 2014	Change $	Change %

Accounts payable and accrued liabilities	$1,056,312	$1,055,468	844	0%
Interest payable	2,877,956	2,620,172	257,784	10%
Lines of credit to related parties	10,038,130	8,798,364	1,239,766	14%
Promissory notes payable to related parties	2,861,966	2,861,966	—	0%
Promissory notes payable	2,424,353	2,424,353	—	0%
Total current liabilities	$19,258,717	$17,760,323	1,498,394	8%

The increase in interest payable of $257,784 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $1,240,000 is attributable to borrowings of

-	$791,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$449,000 of unpaid interest incurred on the principal of the borrowed amounts.

Table of Contents	26

Cash Flows	Six Months Ended
	June 30, 2015	June 30, 2014

Cash Flows used in Operating Activities	$(812,975)	$(701,631)
Cash Flows provided by Financing Activities	$791,018	$730,600
Net increase (decrease) in Cash During Period	$(21,957)	$28,969

Cash Balances and Working Capital

As of June 30, 2015, the Company’s cash balance was $36,885 compared to $58,842 as of December 31, 2014.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six months period ended June 30, 2015 was $813,000 in comparison with $702,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Product Development Consulting and Expenses	$262,000	$202,000
Management and Employees Compensation	$303,000	$319,000
Professional Fees	$120,000	$81,000
Travel and Trade Shows	$70,000	$56,000
Other	$58,000	$44,000
Cash used in Operations	$813,000	$702,000

The majority of the expenditures were to pay personnel, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2015 was $791,000 in comparison with $731,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2015 and 2014 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of June 30, 2015, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Table of Contents	27

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,056,312	$1,056,312	$—	$—	$—
Interest payable	2,877,956	2,877,956	—	—	—
Line of credit	10,038,130	10,038,130	—	—	—
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	—	—	—
	$19,258,717	$19,258,717	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	28

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no other changes from the period beginning April 1, 2015 to the date of this 10Q.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2015, the Company had promissory notes payable and related interest payable, totalling $8,164,275 in default.

ITEM 5. OTHER INFORMATION.

On May 25, 2015 we failed to file a Form 8-K, Item 5.02 – Compensatory Arrangements of Certain Officers wherein we entered into an agreement to modify the terms of the agreement with the Chief Executive Officer of the Company. His agreement with the Company will remain substantially unchanged, except for the following:

·	the 1% commission on the net sales of the Company has been extended to a lifetime commission on all sales of the Company, whether the Chief Executive Officer continues to hold that office, or any position with the Company
·	in the event the Chairman is terminated by the Company, the Chairman would receive 24 months compensation at his current rate and all amounts owed to the Chairman, his spouse and their family members would be due within five days, including principal and accrued interest and all options would remain in good standing until their expiration
·	the health care provision will now include international health care coverage for himself and his dependents

Table of Contents	29

ITEM 6. EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

Table of Contents	30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2015.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Table of Contents	31

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40