Form 10-Q
period 2015-09-30
ALR TECHNOLOGIES INC.
filed 2015-11-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of November 13, 2015.

ALR TECHNOLOGIES INC.

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Current assets:
Cash	$30,956	$58,842
Prepaid expenses and other	5,855	6,710
Total assets	$36,811	$65,552

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,066,441	$1,055,468
Interest payable	3,006,850	2,620,172
Lines of credit from related parties	10,626,471	8,798,364
Promissory notes payable to related parties	2,861,966	2,861,966
Promissory notes payable to unrelated parties	2,424,353	2,424,353
Total liabilities	19,986,081	17,760,323

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2014 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2014 - No) shares of preferred stock were issued and outstanding
Common stock
Authorized: 2,000,000,000 (December 31, 2014 - 500,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2014 – 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	40,686,246	37,355,956
Accumulated deficit	(60,878,293)	(55,293,504)
Stockholders’ deficit	(19,949,270)	(17,694,771)
Total liabilities and stockholders’ deficit	$36,811	$65,552

 See accompanying notes to the condensed consolidated financial statements.

Table of Contents	1

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Expenses
General, selling and administration	$187,359	$306,812	$635,552	$779,622
Product development costs	131,068	129,431	408,769	385,475
Professional fees	45,395	61,666	167,555	215,796
Loss from operations	363,822	497,909	1,211,877	1,380,893
Other expenses (income)
Foreign exchange gain loss	(1,278)	—	(2,810)	—
Gain on settlement of debt	—	—	—	(88,500)
Interest	408,332	376,427	4,375,722	4,335,619
Total other expenses	(407,054)	(376,427)	(4,372,912)	(4,247,119)
Net loss	$(770,876)	$(874,336)	$(5,584,789)	$(5,628,012)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding, - basic and diluted	242,777,909	241,714,722	242,777,909	240,456,297

 See accompanying notes to the condensed consolidated financial statements.

Table of Contents	2

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(5,584,789)	$(5,628,012)
Stock-based compensation-product development costs	12,899	17,847
Stock-based compensation-selling, interest expenses	3,184,459	3,296,342
Stock-based compensation-general, selling and administration	18,412	105,045
Stock-based compensation-professional fees	2,989	44,610
Gain on settlement of debt	—	88,500
Non-cash imputed interest expenses	111,531	74,084
Accrued interest on line of credit	690,658	509,749
Changes in operating assets and liabilities:
Increase in prepaid expenses	855	1,225
Increase in accounts payable and accrued liabilities	10,973	2,466
Increase in interest payable	386,678	416,262
Net cash used in operating activities	(1,165,335)	(1,160,380)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	1,137,449	1,179,850
Net cash provided by financing activities	1,137,449	1,179,850
Change in cash	(27,886)	19,470
Cash, beginning of period	58,842	29,558
Cash, end of period	$30,956	$49,028
Supplemental information:
Shares issued to settle liabilities	$—	$86,000

See accompanying notes to the condensed consolidated financial statements.

Table of Contents	3

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine month periods ended September 30, 2015 and 2014 of $5,584,789 and $5,628,012. In addition, losses incurred for the years ended December 31, 2014 and 2013 were $6,435,550 and $2,997,229. As of September 30, 2015, the Company is currently unable to self-finance its operations, has a working capital deficit of $19,949,270 (December 31, 2014 - $17,694,771), accumulated deficit of $60,878,293 (December 31, 2014 - $55,293,504), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $19,986,081 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $9,000,000 (As of September 30, 2015 the total principal balance outstanding was $8,234,722). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2. Significant Accounting Policies

The unaudited condensed consolidated financial statements as of September 30, 2015 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2015 and December 31, 2014 and the results of operations, and cash flows as of September 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

The results of operations for the nine month period ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

3. Interest, Advances and Promissory Notes Payable

a) Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2013	$2,075,017
Interest incurred on judgement against Company (note 6(b))	29,583
Interest incurred on promissory notes payable	128,893
Balance, December 31, 2014	2,620,172
Interest incurred on promissory notes payable	386,678
Balance, September 30, 2015 (unaudited)	$3,006,850

Interest payable is to the following:

	September 30,	December 31,
	2015 (unaudited)	2014
Related parties	$1,582,420	$1,352,750
Non-related parties	1,424,430	1,267,422
	$3,006,850	$2,620,172

Table of Contents	5

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

b) Promissory notes payable:

Promissory notes payable		September 30, 2015 (unaudited)	December 31, 2014
Unsecured promissory notes payable to unrelated lenders:
i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000
ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455
iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000
iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912
v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986
vi.	Interest at 0.667% per month due January 15, 2011, none repaid to date	125,000	125,000
Promissory notes payable, secured by a guarantee from a director and relative of a director, bearing interest at 1% per month, with $200,000 repayable on July 31, 2003, all due on demand		230,000	230,00
Total Arm’s Length Promissory Notes		$2,424,353	$2,424,353

c) Promissory notes payable to related parties:

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:		September 30, 2015 (unaudited)	December 31, 2014
i.	Interest at 1% per month	845,619	$845,619
ii.	Interest at 1.25% per month	51,347	51,347
iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000
Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Related Party Promissory Notes		$2,861,966	2,861,966

d) Interest expense

During the nine months ended September 30, 2015, the Company incurred interest expense of $4,375,722 (2014: $4,335,619) substantially as follows:

Table of Contents	6

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3. Interest, Advances and Promissory Notes Payable (continued)

•	$386,678 (2014: $416,261) incurred on promissory notes payables as shown in note 3(a);
•	$690,658 (2014: $547,249) incurred on lines of credit payable, and
•	$111,531 (2014: ($74,086) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;
•	$3,184,459 (2014: $3,296,342) incurred on stock options granted to creditors (note 5(c)).

4. Lines of Credit

As of September 30, 2015, the Company has lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$7,000,000	Due on Demand	$6,234,722	$1,434,031	$7,668,753	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	957,718	2,957,718	General Security over Assets	General Corporate Requirements
Total				$8,234,722	$2,391,749	$10,626,471

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

b) Issued share capital

During the period ended September 30, 2015:

There were no issuances for the nine month period ended September 30, 2015.

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

c) Stock options

During the period ended September 30, 2015:

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock of the Company at a price of $0.03 per share for five years to 14 employees and consultants of the Company. The option to acquire the shares of common stock vest as follows:

•	650,000 at January 30, 2016,
•	650,000 at January 30, 2017,
•	1,050,000 at January 30, 2018,
•	1,050,000 at January 30, 2019, and
•	1,100,000 at January 30, 2020.

Included above, the respective option to acquire 500,000 shares of common stock granted to two consultants of the Company will only vest if the individual accepts a full-time role with the Company. The compensation expense recognized related to the vested stock options was $7,974. The compensation expense related to the unvested stock options to be recognized if the options vest is $34,884.

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

On May 29, 2015, in connection with the amendment to increase the borrowing limit on the line of credit provided by the Chairman to the Company, the Company:

•	granted the right and option to purchase, an additional 330,000,100 shares of common stock at a price of $0.015 per share until May 29, 2020, and
•	reduced the exercise price of the option to acquire 230,000,100 shares of common stock from $0.03 to $0.015 and extended the expiry date of the option to acquire those 230,000,100 shares of common stock to May 29, 2020.

The compensation expense recognized related to the option grants was $3,184,459. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options.

The Company recorded $26,327 in compensation expense related to vesting of stock options granted in previous periods.

During the year ended December 31, 2014:

On February 7, 2014, the Company:

1)	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
•	150,000 at the time of the grant, and
•	150,000 one year from the date of grant.

The compensation expense recognized related to this option grant was $17,940.

2)	granted the option to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
•	100,000 at the time of grant, and
•	three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company’s Health-e-Connect product.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

c) Stock options (continued)

On May 21, 2014, the Company:

a)	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. Options vest as follow:
•	100,000 shares vest twelve months from the date of the grant,
•	200,000 shares vest twenty four months from the date of the grant, and
•	200,000 shares vest thirty six months from the date of the grant

The compensation expense recognized related to this option grant was $10,029. The compensation expense related to the unvested stock options to be recognized if the options vest is $4,890.

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

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2015 (unaudited)		December 31, 2014
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	245,700,100	0.030	130,550,000	$0.04
Granted	334,500,100	0.015	118,550,100	0.03
Cancelled	—	—	(100,000)	(0.07)
Exercised	—	—	(3,300,000)	(0.03)
Expired	(1,200,000)	(0.250)	(3,300,000)	(0.03)
Outstanding, end of period	579,000,200	0.021	245,700,100	$0.03

Exercisable, end of period	570,600,200	0.021	240,650,100	$0.03

Table of Contents	12

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

c) Stock options (continued)

The options outstanding at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

September 30, 2015	—	$0.250	—	1,200,000	0.250	—
November 29, 2015	—	$0.030	—	20,000,000	0.030	—
March 6, 2016	—	$0.030	—	35,750,000	0.030	—
May 4, 2016	1,000,000	$0.050	—	1,000,000	0.050	—
May 23, 2016	100,000	$0.030	—	100,000	0.030	—
May 27, 2017	400,000	$0.030	—	400,000	0.030	—
May 31, 2017	500,000	$0.250	—	500,000	0.250	—
August 16, 2017	250,000	$0.030	—	250,000	0.030	—
December 28, 2017	—	$0.030	—	14,250,000	0.030	—
December 28, 2017	1,000,000	$0.030	—	51,000,000	0.030	—
January 28, 2018	2,300,000	$0.030	—	2,300,000	0.030	—
March 26, 2018	500,000	$0.030	—	500,000	0.030	—
April 9, 2018	1,000,000	$0.030	—	1,000,000	0.030	—
October 1, 2018	500,000	$0.030	—	500,000	0.030	—
February 7, 2019	700,000	$0.030	—	700,000	0.030	—
April 1, 2019	—	$0.030	—	110,000,100	0.030	—
April 18, 2019	2,000,000	$0.030	—	2,000,000	0.030	—
May 21, 2019	500,000	$0.030	—	500,000	0.030	—
July 25, 2019	1,000,000	$0.030	—	1,000,000	0.030	—
August 1, 2019	1,250,000	$0.030	—	1,250,000	0.030	—
August 26, 2019	1,500,000	$0.030	—	1,500,000	0.030	—
January 30, 2020	4,500,000	$0.030	—	—	—	—
May 29, 2020	560,000,200	$0.015	—	—	—	—
Total	579,000,200	$0.020	—	245,700,100	0.03	—
Weighted Average Remaining Contractual Life	4.58			3.09

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

Table of Contents	13

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5. Capital Stock (continued)

c) Stock options (continued)

	September 30, 2015 (unaudited)	December 31, 2014

Risk-free interest rate	1.68%	2.50%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	194%	245%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2015 was $0.01   (2014: $0.03).

The fair value of the stock options granted was allocated as follows:

	Three Months Ended September 30, 2015 (unaudited)	Three Months Ended September 30 2014 (unaudited)	Nine Months Ended September 30 2015 (unaudited)	Nine Months Ended September 30 2014 (unaudited)
Interest expense:
Related parties	$—	$9,248	$3,184,459	$3,296,342
Product Development:
Non-employees	$1,631	$1,699	$12,899	$17,847
Professional
Non-employees	$815	$11,152	$2,989	$44,610
Selling, general and administration:
Directors and Officers	$—	$—	$—	$37,263
Non-employees	1,787	63,972	18,412	67,782
	$4,233	$86,071	$3,218,759	$3,463,844

6. Contingencies

a.	Accounts payable and accrued liabilities as of September 30, 2015 include $180,266 (December 31, 2014 - $180,266) of amounts owing to a supplier, which the Company is in the process of disputing. The outcome of this matter cannot be determined at this time. Any adjustment will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.
b.	The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,000,968, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

Table of Contents	14

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

7. Related Party Transactions

Related party transactions included the following:

	Three months ended September 30, 2015 (unaudited)	Three months ended September 30, 2014 (unaudited)	Nine months ended September 30, 2015 (unaudited)	Nine months ended September 30, 2014 (unaudited)
Interest expense:
Promissory notes issued to relatives of the Chairman	$76,557	$76,557	$229,670	$229,670
Lines of credit from Chairman and relatives of the Chairman	241,910	194,069	690,658	547,249
Stock options granted to the Chairman & Chief Executive Officer	—	—	3,184,459	3,296,342
General, selling and administration:
Consulting fees to a Company controlled by the President of the Company	46,500	45,000	139,500	119,500
Consulting services rendered by an individual who is a director and officer of the Company	47,400	47,400	142,200	142,200

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

Included in accounts payable is $15,500 (2014 - $10,666) due to a company controlled by a Director of the Company.

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

In addition, if more than 50% of the Company’s stock or assets are sold, Messrs. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

•	2% of sales price up to $24,999,999 plus
•	3% of sales price between $25,000,000 and $49,999,999 plus
•	4% of sales price between $50,000,000 and $199,999,999 plus
•	5% of sales price in excess of $200,000,000

Any other amounts distributed to each key employee are to be determined by the Board of Directors.

On May 25, 2015 the Company modified the terms of the agreement with Messrs. Chan. All terms have remained the same, with the exception of the following:

•	the 1% commission on the net sales of the Company has been extended to a lifetime commission on all sales of the Company, whether Messrs. Chan continues to hold that office, or any position with the Company
•	in the event Messrs. Chan is terminated by the Company, Messrs. Chan would receive 24 months compensation at his current rate and all amounts owed to him, his spouse and their family members would be due within five days, including principal and accrued interest and all options would remain in good standing until their expiration
•	the health care provision will now include international health care coverage for Messrs. Chan and his dependents

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

On April 22, 2015, our Board of Directors approved the modification of the exercise price to acquire 12,400,000 shares of common stock of the Company from $0.03 per share to $0.015 per share held by 20 individuals. None of the underlying option amendment agreements have been finalized between the Company and the 20 individuals, however, this is expected to occur during the Company’s fourth quarter.

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

Under the terms of the proposal, in exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company would be required to:

•	reduced the exercise price of the 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
•	extended the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement
•	granted Mr. Chan the right and option to purchase, an additional 283,333,267 shares of common stock at a price of $0.03 per share for a term of five years from the date of execution of the amended credit agreement.
•	reduced the exercise price of the 46,666,700 shares of common stock under option to the Ms. Christine Kan (Spouse of Mr. Chan) from $0.03 to $0.015;
•	extended the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement
•	granted Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement

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

Our commercialization strategy is designed to capitalize on these important market trends and to provide a technology and service that will improve the quality of care and lower the costs of care for diabetes patients. Our primary goal is to begin securing revenue-generating customers in the commercial marketplace. In order to achieve this goal, the Company has performed the following:

a.	retained key personnel who have experience in marketing to our key customer segments, such as health plans and medical groups as well as key executives who understand the care needs of diabetes patients;
Table of Contents	20

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

On November 5, 2013, the Company announced a development partnership agreement with Insulin Algorithms that would integrate Insulin Algorithm’s insulin dosage adjustment software with ALRT’s Health-e-Connect remote monitoring platform. An integration of the two technology platforms would create a system that would allow patients to remotely upload their blood glucose data to the ALRT platform and then, within seconds, the patient’s physician could be provided with an insulin dosage recommendation electronically when the patient’s blood glucose data and patient profile were run through the Insulin Algorithm software. Commercial use of Insulin Algorithms’ software will require additional U.S. Food and Drug Administration regulatory clearance. Under the agreement, ALRT would have had access to the InsulinAlgo software to begin the integration process while InsulinAlgo’s FDA clearance is pending. Once integrated and tested, and after final FDA clearance, the ALRT- InsulinAlgo system would have been made available to the commercial marketplace both in the U.S. and internationally. Effective August 15, 2014, the Company terminated its development partnership agreement with Insulin Algorithm due to disagreements about business strategy.

However, on February 18, 2015, the Company filed a 510(k) application to add a remote insulin dosing recommendation feature to the company’s Health-e-Connect platform. Rather than utilizing the proprietary dosing algorithm of Insulin Algorithms, the company utilized the publicly available algorithm of the American Association of Clinical Endocrinologists (AACE). If approved, the feature would allow the company to regularly run a patient’s blood glucose data (and other key data) through the AACE algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the company staff would contact the physician to make him or her aware that a dose change may be warranted. The decision about the dose change would rest entirely with the physician. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed physicians to keep their patients at the optimal dose for longer periods. The company is preparing to resubmit its 510(k) application.

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

Table of Contents	21

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

This trial will be designed so that its results can be published in a premier academic medical journal with authors affiliated with both ALRT and Hospital La Florida. During the initial trial, the intent is to allow 3 months of enrollment and 6 months of use for each patient enrolled in the system. During this initial nine term of the Company will not charge Hospital Clinico Metropolitano La Florida for any of the enrolled patients in the program. We believe this strategic effort by ALRT to facilitate our penetration into emerging markets where the burgeoning diabetes pandemic is overwhelming public healthcare systems.” Company executives visited Chile in April of 2015 and ALRT continues to await a final decision on enrollment of patients from health authorities in Chile.

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

Table of Contents	22

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months			Nine Months
	Ended			Ended
	September 30			September 30
			Percentage			Percentage
	2015	2014	Increase /	2015	2014	Increase /
			(Decrease)			(Decrease)
Revenue	$—	—	0%	$—	—	0%
Cost of sales	—	—	0%	—	—	0%
Depreciation	—	—	0%	—	—	0%
Foreign exchange loss (gain)	(1,278)	—	(100%)	(2,810)	—	(100%)
General and administrative	187,359	306,812	(39%)	635,552	779,622	(18%)
Product development	131,068	129,431	1%	408,769	385,475	6%
Professional fees	45,395	61,666	(26%)	167,556	215,796	(22%)
Interest expenses	408,332	376,427	8%	4,375,722	4,335,619	1%
Gain on settlement of debt	—	—	0%	—	(88,500)	(100%)
Net Loss	$770,876	874,336	(12%)	$5,584,789	5,628,012	(1%)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel and staff, stock-based compensation for options granted to management personnel and staff, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations. During the nine month period ended September 30, 2015, there was significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Table of Contents	23

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount Increase/ (Decrease)
	2015	2014
General, selling and administrative:
Salaries & consulting fees	$454,300	$496,200	$(41,900)
Stock based compensation	18,600	105,000	(86,600)
Travel and trade-shows	87,100	97,100	(10,000)
Rent of corporate offices	20,200	18,800	1,400
Website & information technology	25,600	23,700	1,900
Other general & administrative costs	29,700	38,800	(8,900)
Total	$635,500	$779,600	$143,900

The majority of the general and administrative costs were substantially comparable to the prior period. The significant variance was attributable to a decrease in travel and tradeshow costs as well as salaries & consulting fees including stock based compensation.

Product development costs. The majority of product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for purchase and c) stock-based compensation for options granted to members of the development team. The change in balance from the previous period relates primarily to both an increase in the number and amount of compensation of personnel under contract.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Amount Increase / (Decrease)
Corporate auditor - Year-end and quarterly review	$33,000	$35,400	$(2,400)
Stock based compensation	3,000	44,600	(41,600)
Legal Fees	25,000	20,700	4,300
Diabetes care facilitators	66,100	19,400	46,700
Professionals retained	40,500	95,700	(55,200)
Total	$167,600	$215,800	$(48,200)

The decrease in professional fees can be attributed to less stock based compensation being issued, as well as investor relations services being discontinued. Diabetes care facilitator fees increased due to the hiring of a full-time employee to service the pilot program.

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Interest expense incurred on promissory notes	$386,700	$416,300
Interest expense incurred on lines of credit	690,700	547,200
Imputed interest on zero interest loans	111,500	74,100
Stock options granted for promissory notes	3,184,500	3,296,300
Other interest	2,300	1,700
Total	$4,375,700	$4,335,600

Table of Contents	24

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from September 30, 2014 to September 30, 2015. Related to its promissory notes outstanding, the Company incurred interest expense of $386,700 for the nine months ended September 30, 2015 (2014: $416,300). The Company incurred additional interest expense of approximately $34,000 related to a default judgement one promissory note during the nine month period ended September 30, 2014. Pursuant to the original promissory note agreement, there was no legal interest rate on the promissory note. The noteholder filed a motion of default against the Company which included a motion for interest to be recognized from the date the note was due (January 2011) until the note is repaid at the rate of 8% per annum. The court found in favour of the noteholder in February 2014 and the Company recorded the interest expense during the period. As this had previously been considered a zero interest promissory note, the Company had been recording imputed interest at the rate of 1% per month. The Company reversed the imputed interest recognized for the same period of which the accrued interest related to pursuant to the judgement.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

Lines of Credit:	September 30, 2015	September 30, 2014	Amount ($) Increase / (Decrease)
Line of Credit provided by Sidney Chan	$6,235,000	$5,097,000	$1,138,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$8,235,000	$7,097,000	$1,138,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit :	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount ($) Increase / (Decrease)
		2015	2014
Interest expense incurred on line of credit from Sidney Chan during the period	$511,000	$367,000	$144,000
Interest expense incurred on line of credit from Christine Kan during the period	180,000	120,000	60,000
Total	$691,000	$487,000	$204,000

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

Liquidity and Capital Resources

Working Capital
	As At September 30, 2015	As At December 31, 2014	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$36,811	$65,552	(28,741)	(44)
Current Liabilities	$19,986,081	$17,760,323	2,225,758	13
Working Capital (Deficiency)	$(19,949,270)	$(17,694,771)	(2,197,017)	13

Table of Contents	25

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

Current Assets

The Company’s current assets as at September 30, 2015 and December 31, 2014 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $19,986,081 as at September 30, 2015 as compared to $17,760,323 as at December 31, 2014. Current liabilities were as follows:

	September 30, 2015	December 31, 2014	Change $	Change %
Accounts payable and accrued liabilities	$1,066,441	$1,055,468	10,971	1%
Interest payable	3,006,850	2,620,172	386,678	15%
Lines of credit to related parties	10,626,471	8,798,364	1,828,107	21%
Promissory notes payable to related parties	2,861,966	2,861,966	—	0%
Promissory notes payable	2,424,353	2,424,353	—	0%
Total current liabilities	$19,986,081	$17,760,323	2,225,758	13%

The increase in interest payable of $386,678 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $1,828,000 is attributable to borrowings of

•	$1,137,000 to fund operations, product development activities, overhead and its sales and marketing program.
•	$691,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows used in Operating Activities	$(1,165,335)	$(1,160,382)
Cash Flows provided by Financing Activities	$1,137,449	$1,179,852
Net increase (decrease) in Cash During Period	$(27,886)	$19,470

Cash Balances and Working Capital

As of September 30, 2015, the Company’s cash balance was $30,956 compared to $58,842 as of December 31, 2014.

Table of Contents	26

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine months period ended September 30, 2015 was $1,165,000 in comparison with $1,160,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Product Development Consulting and Expenses	$391,000	$331,000
Management and Employees Compensation	$454,000	$506,000
Professional Fees	$165,000	$171,000
Travel and Trade Shows	$87,000	$97,000
Other	$68,000	$55,000
Cash used in Operations	$1,165,000	$1,160,000

The majority of the expenditures were to pay personnel, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine month period ended September 30, 2015 was $1,137,000 in comparison with $1,180,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2015 and 2014 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of September 30, 2015, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Table of Contents	27

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,066,441	$1,066,441	$—	$—	$—
Interest payable	3,006,850	3,006,850	—	—	—
Line of credit	10,626,471	10,626,471	—	—	—
Promissory notes to related parties	2,861,966	2,861,966
Promissory notes to arm’s length parties	2,424,353	2,424,353	—	—	—
	$19,986,081	$19,986,081	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	28

 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no other changes from the period beginning July 1, 2015 to the date of this 10Q.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2015, the Company had promissory notes payable and related interest payable, totalling $8,293,170 in default.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

Table of Contents	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2015.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

Table of Contents	30

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

Table of Contents	31