Form 10-K
period 2015-12-31
ALR TECHNOLOGIES INC.
filed 2017-12-08
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00 as at June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at December 8, 2017, 242,777,909 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

Background

ALR TECHNOLOGIES, INC. (the “Company” or “ALRT”) was incorporated under the laws of the State of Nevada on March 24, 1987 as Mo Betta Corp. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device.

On October 21, 1998, the Company entered into an agreement with A Little Reminder Inc. (“ALR”) whereby the Company would have the non-exclusive right to distribute certain products of ALR described below.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. This subsidiary was wound up during 2016.

In late 2011, the Company relocated its headquarters to 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Diabetes Management System. With these key achievements and successful clinical trials completed, the Company began implementing its commercialization strategy which included a pilot program with patients in Kansas in 2014. The Company obtained significant findings from this pilot program which led to the development of its Insulin Dosage Adjustment, for which it received FDA clearance in 2017, and Predictive A1C, for which it has submitted for worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization. The Company is actively seeking to commence revenue generating activities.

Products

ALR Technologies products utilize internet-based technologies to facilitate healthcare provider’s ability to monitor their patient’s health and ensure adherence to health maintenance activities.

The ALRT Diabetes Management System is a remote monitoring and care facilitation program that allows patients to upload the blood glucose data from their glucometers. ALRT Health Data Monitors monitor that data and, based on clinician approved protocols, provide advice, support and interventions when patients show blood glucose readings that are out of an acceptable range or if they are failing to test their blood glucose as prescribed. The ALRT System has been successfully proven in a clinical trial that demonstrated this type of remote care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (IBGMS) was associated with comparable reductions in A1c levels with that of more expensive Continuing Glucose Monitoring Systems (CGMS).

In the future, the Company may seek to adapt its System to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other disease states.

ALRT Diabetes Management System for Diabetes Monitoring

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

However, as noted in Patrick Connole, “UnitedHealthcare, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013 Volume 23 Issue 5, 80% of United States patients with diabetes do not follow their prescribed care plan.

Furthermore, in Treatment intensification for patients with type 2 diabetes and poor glycaemic control by Fu and Sheenan, it was noted that out 11,525 patients investigated with an A1c greater than 8% patients received intensification as follows:

  37% within 6 months;
  11% within 6-12 months, and
  52% never

ALRT Diabetes Management System (continued)

A study in 2013 by Khunti, Wolden, Thorstead, Anderson and Davies entitled Clinical inertia in people with type 2 diabetes: a retrospective cohort study of more than 80,000 people found that patients it took on average 19 months to escalate patients with an average A1c of 8.7% from single medication to dual therapy and 82 months to escalate patients with an average A1c of 8.8% from dual medication to triple therapy. Furthermore, they found that it took approximately 20 years to advance patients with an average A1c of over 9% to insulin. At the end of the study, less than 50% of the patients had their treatment intensified.

The Company’s Diabetes Management System provides an affordable and easy to use tool to provide the communication network as recommended by the Committee. Our Diabetes Management System includes a communications software platform that also enables health professionals to remotely monitor the health progress to patients with diabetes. This facilitates more timely and effective communication and coordination of care to these patients. This also results in positive behavior patterning, or re-patterning, of the patients.

The Diabetes Management System and the Company’s universal upload cable, are compatible with the majority of the major brands of glucose meters available for sale in the United States.

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

In October 2011, the Company received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for its Diabetes Management System (then known as the Health-e-Connect System) for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enables the Company to commence with the United States marketing and sales launch of its Health-e-Connect System.

On July 28, 2014, the Company entered into a pilot service agreement with Kansas City Metropolitan Physician Association (KCMPA), one of the nation's premier Accountable Care Organizations (ACO). Under the agreement, KCMPA, which made diabetes management a key focus of its Quality Improvement Plan, enrolled up to 200 of its patients with Type 2 diabetes into ALRT's Diabetes Management System. The pilot service agreement was effective nine months from the beginning date of patient enrollment and the intent was to allow 6 months of use for each patient enrolled in the system. The pilot program between ALRT and KCMPA represented the first commercial deployment of ALRT's Diabetes Management System. On September 9, 2014, the Company began enrolling patients with Type 2 diabetes and A1c levels above 8 percent into the pilot program trialing the Diabetes Management System.

ALRT Diabetes Management System (continued)

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association clinics to deploy its Diabetes Management System for up to 200 patients that fit certain criteria. As a result of the pilot program findings and general industry trends, the Company proceeded with developing three new innovations:

·	Insulin Dosage Adjustment uses both American Diabetes Association (ADA) and American Association of Clinical Endocrinologists (AACE) guidelines for adjusting insulin, and
·	Predictive A1c, which converts blood glucose data uploaded into our Diabetes Management Systems and converts the large amount of data into a predicted or simulated A1C
·	Diabetes Therapy Review allows the healthcare providers to change care plans for patients on a timely basis based on the results of Predictive A1c and overall how patients are managing their diabetes

On January 1, 2015, the Center for Medicaid and Medicare Services began reimbursing physicians for the non-face-to-face management of Medicare patients with two or more serious chronic diseases. Physicians would be paid a per-patient-per-month fee for “Chronic Care Management” and the examination of data from a remote monitoring platform is considered a reimbursable activity by CMS. Therefore, the company modified its System to conform to the requirements of the CMS reimbursement. These modifications permit the company to market to medical groups throughout the United States with a product that will help physicians to draw down this new reimbursement as well as to potentially improve the outcomes of their patients.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The company utilized the publicly available algorithm of the AACE & ADA. This feature allows the company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the heathcare provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the healthcare provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed healthcare provider to keep their patients at the optimal dose for longer periods.

Preliminary data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1c levels. On April 17, 2015, the company signed a commercial contract with one of the KCMPA clinics, the Clay-Platte Family Medicine Clinic, to provide remote monitoring services. The Company has provided these services to date to Clay-Platte at no charge as it has provided the Company with continuous users as a sample population for its own strategic planning and business plan. The Company continues to actively provide services to Clay-Platte for certain of its patients.

On June 20, 2017, the Company filed a worldwide patent application under the PCT for its Predictive A1c feature to the World Intellectual Property Office.

On September 18, 2017, the Company received clearance from the FDA for its Insulin Dosage Adjustment feature within the Company’s Diabetes Management System.

Potential Benefits of ALRT Diabetes Management System

Our Diabetes Management System resolves the expensive and complex care requirements with diabetes by taking an unique approach.  While the science of diabetes care is well established and understood, there are disconnects in applying theory into practice.  Our System is designed to connect the gap between the theory and practice of diabetes care. We believe the main gaps between theory and practice are:

  Type 2 diabetes patients are well known for non-adherence to care plans; however, central to conventional diabetes care is patient self-management. A natural contradiction.
  From review of published papers, we came to the conclusion that healthcare providers are also responsible for unacceptable outcomes in diabetes care.

However, the challenges faced by healthcare providers are not related to their ability, rather:

  they face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing.
  when reliable blood glucose data is available, there is "too much information" for a healthcare provider to analyse in a 15 minute clinical visit.

Based on our clinical trials and pilot, the platform will improve patient outcomes and with the new features will be able to track performance of the healthcare providers as well as patients. Patients utilizing the ALRT Diabetes Management System can realize many benefits. They can expect:

·	More timely health care provider attention and action to existing or developing health conditions.
·	Maximization of benefits from health management activities and medication.
·	Improved health outlook.

Health care providers can expect:

·	More timely access to patient blood glucose data and trends
·	Better understanding of factors that affect patient condition and efficacy of prescribed health management program.
·	Increased ability to influence patient compliance behavior.
·	Higher reimbursements resulting from better documentation of post-consultation health care services and potential improvements in diabetes quality scores

Employer, Insurers, and other entities that help manage patient’s health also benefit when their health care providers or patients use the ALRT Diabetes Management System from:

·	Improved health outlook for high cost diabetes patients.
·	Healthier and more productive employees.
·	Reduced number of claims and claims amounts for redundant or ineffective health management activities and medication.
·	Regular monitoring, supervision, and disease-related information provided to high-cost patients.
·	More effective wellness and disease management programs.
·	Ability to base co-pay amount or premium amount on level of compliance.

Our system monitors compliance of disease management activities, such as treatments, medications and diagnostic tests, alerts designated parties when a patient is noncompliant. Our system also facilitates intervention if the patient is deemed at-risk. Often, physicians and caregivers do not detect noncompliance until the next medical appointment when a patient comes to the clinic. We believe more timely intervention should result in substantial health benefits to the patient and significant cost savings. The ongoing monitoring of compliance data will also allow for evaluation of compliance behavior over time, resulting in behavior modification or education efforts when appropriate.

Potential Benefits of ALRT Diabetes Management System (continued)

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

With a specific focus on diabetes treatment plans, a recent study from the Temple University School of Pharmacy indicates that the U.S. could save over $9 billion annually by improving patient adherence. Currently, there is inadequate oversight around the buying, selling and appropriate use of diabetes self-glucose testing supplies. Attempts at oversight are fragmented, primarily paper-based, and rely on unverifiable patient reporting. We feel that policies requiring electronic verification of test supply utilization prior to providing refills of test strips, will improve accountability. The ALRT Diabetes Management System has the capability to monitor and document the results of testing to verify that accountability.

We believe the ALRT Diabetes Management System can provide solutions to overcome numerous obstacles and inefficiencies in the healthcare system, potentially saving the United States billions of dollars while providing improved healthcare levels, as measured by A1c, for its citizens.

Reimbursement for Health Professionals

The Company continues to work to obtain confirmation that the Diabetes Management System will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough as physicians will be paid to provide these important new services to their patients with chronic conditions.

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

Other Products

The Company’s main product is its Diabetes Management System.

Selling Activities

The Company is actively seeking alliances with health care organizations, pharmaceutical companies, insulin providers and other health care companies that can act as catalysts to effect positive change for containing health care costs and improving health outcomes. We will work with these types of organizations to introduce the ALRT Diabetes Management System to their network and seek to start significant pilot projects that will lead to revenue generating arrangements.

Manufacturers

The Company does not have any designated manufacturers at this time.

Patents and Trademarks

-	US Patent D446, 740 received on August 21, 2001 for Ornamental design of a Medication Alert Device in the shape of a heart.

-	US Patent D446,739 received on August 21, 2001 for Ornamental Design of a Medication Alert Device in the shape of a dog bone.

-	US Patent D447,074 received on August 28, 2001 for Ornamental Design of a Medication Alert Device in the shape of a stylized paw.

-	US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert Device.

-	US Patent 7,607,431 issued October 27, 2009 for patient compliance and remote monitoring of patient’s use of nebulizer compressors.

The Company has the following patent applications pending:

-	Provisional Patent Application serial number 61/271,852 filed on July 27, 2009. Title is Patient Care Coordination System Including Home Use of Medical Apparatus.

The Company has the following patent applications under the PCT:

-	PCT/CA2017/050753 dated June 27, 2017. Title is “method and system for monitoring a diabetes treatment plan”.

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

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Diabetes Management System does with the potential cost efficiencies.

Employees and Independent Contractors

The Company has no employees and 17 personnel under independent contractor and consulting arrangements. The consultants of the Company have contracts which outline their roles and responsibilities as independent contractor, as well as outlines the confidentiality requirements for all matters pertaining to the Company.

Recent Developments (continued)

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

Recent Developments (continued)

On April 1, 2014, the Company entered into an amending agreement with Mr. Sidney Chan, the Chairman of the Board of Directors and Chief Executive Officer of the Company, whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. All other terms and conditions of the amended credit agreement remain in force and unaltered. Mr. Chan and the Company had previously entered into an agreement on March 6, 2011, which was subsequently amended by further agreements dated October 24, 2011 and June 15, 2012 and December 28, 2012 whereby Mr. Chan agreed to make available to the Company a credit line equal to $4,000,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

In exchange for increasing the borrowing limit on the line of credit, the Company agreed to:

i.	grant Mr. Chan the option to acquire 83,333,500 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
ii.	modify the exercise price of Mr. Chan’s option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
iii.	modify the exercise price of Mr. Chan’s option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
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

Recent Developments (continued)

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

Recent Developments (continued)

On August 1, 2014, Mr. Peter Stafford, QC, was appointed to the Board of Directors of the Company. Mr. Stafford is a retired lawyer and business consultant, having practised with Fasken Martineau DuMoulin LLP, a major Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm’s Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineu DuMoulin LLP, including leading the start of its Johannesburg, South Africa office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd. a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.) from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr Stafford also served as Director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc., from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960. Mr. Stafford was granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years.

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

Note 1: The grant will vest the option to acquire 100K shares in January of 2018, 2019 and 2020.

Note 2: The grant will vest the option to acquire 100K shares in January of 2018, 2019 and 2020.

Note 3: The grant will vest the option to acquire 50K shares in January 2020.

Note 4: The grant will vest the option to acquire 50K shares at each anniversary date of the option grant until the option grant is fully vested.

Note 5: The grant will vest the option to acquire 100K shares at each anniversary date of the option grant until the option grant is fully vested.

Note 6: The option to acquire 500,000 shares of common stock of the Company will vest 100K at each anniversary date of the option grant, subject to the optionee accepting a full-time role with the Company.

Note 7: The option to acquire 500,000 shares would vest as follow:

1)	Upon entering into a full-time employment (or equivalent) role with the Company within 180 days; and
2)	Each anniversary of her employment, the option to acquire 100,000 shares would vest until the option is fully vested.

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

Recent Developments (continued)

On February 10, 2015, the Company entered into a revised services agreement with the Chief Executive Officer of the Company. In accordance with the terms of the agreement, short term compensation paid to the Chief Executive remains unchanged, however he will receive a 1% sales bonus on all sales of the Company. In addition, should his contract be terminated, all debts repayable to the Chief Executive Officer, his spouse and their family through existing debt facilities will be due within five days of his termination with the Company.

On April 22, 2015, our Board of Directors approved the modification of the exercise price to acquire 12,400,000 shares of common stock of the Company from $0.03 per share to $0.015 per share held by 20 individuals. None of the underlying option amendment agreements have been finalized between the Company and the 20 individuals.

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

In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
·	extended the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement
·	granted Mr. Chan the right and option to purchase, an additional 283,333,267 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.
·	reduced the exercise price of the 46,666,700 shares of common stock under option to the spouse of Mr. Chan, Ms. Christine Kan, from $0.03 to $0.015;
·	extended the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement; and
·	granted Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

On December 28, 2015, the Company was notified by OTC Markets Group that it did not cure its bid price deficiency in the time provided.  The Company’s stock listing was moved from the OTCQB to OTC Pink Current Information on December 29, 2015. To meet the standards of the OTCQB, a Company must have a minimum closing bid price of $0.01 per share on at least one of the prior thirty consecutive calendar days.

On January 15, 2016, the Company announced that it has not been successful in finding follow on financing and accordingly reduced its operating budget by reducing its United States based sales and marketing program and diabetes care facilitation workforce. On January 31, 2016, the Company received the resignation of Mr. William Smith from the positions of President and member of the board of directors of the Company.

Recent Developments (continued)

On June 21, 2016, the Company accepted a proposal from Sidney Chan, the Chairman and Chief Executive Officer of the Company, to amend the existing credit agreement between the two parties to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. All other terms and conditions remain unaltered. Mr. Chan and the Company had previously entered into a credit agreement on March 6, 2011, which was subsequently amended by amending agreements dated October 24, 2011, June 15, 2012, December 28, 2012, April 1, 2014 and May 29, 2015 whereby Mr. Chan agreed to make available to the Company a credit line equal to an aggregate of $7,000,000 for the Company’s corporate purposes. Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand.

Under the terms of the proposal, in exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company would be required to:

·	reduce the exercise price of the 466,666,667 shares of common stock under option to Mr. Chan from $0.015 to $0.002;
·	grant Mr. Chan the right and option to purchase, an additional 3,783,334,200 shares of common stock at a price of $0.002 per share for a term of five years from the date of execution of the amended credit agreement.
·	reduce the exercise price of the 93,333,400 shares of common stock under option to the spouse of Mr. Chan, Ms. Christine Kan, from $0.015 to $0.002;
·	grant Ms. Kan the right and option to purchase, an additional 606,667,100 shares of common stock at a price of $0.002 per share for a term of five years from the date of execution of the amended credit agreement

On December 20, 2016, certain stockholders who beneficially owned 122,998,482, or approximately 50.66%, of the combined voting power of the common stock consented in writing to increase the number of authorized shares of common stock from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares, par value $0.001 per share. The Company filed a preliminary information statement with the SEC but has not filed its definitive statement due to its deficient reporting status.

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company cannot complete its stock split due to its deficient reporting status with the SEC.

On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2015 include $180,666 (December 31, 2014 - $180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount. Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $486,000 or any costs of the judgment reached against the Company.

ITEM 3.	LEGAL PROCEEDINGS (continued).

2)        Ms. Irene Ho

The Company owes a promissory note to Ms. Irene Ho which was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $486,000.

3)        Mr. Stan Link

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $67,000.

On March 27, 2017 the United States District Court granted the motion to dismiss a complaint filed by MyHealth, Inc. against the Company in case 2:16-CV-00535-RWS. The court ordered, adjudged and decreed that My Health, Inc.’s complaints against ALR Technologies, Inc. were dismissed with prejudice. MyHealth, Inc. originally filed a motion of appeal, which subsequently MyHealth, Inc. dismissed. On May 19, 2016 MyHealth, Inc filed a complaint against the Company that it engaged in willful and knowing patent infringement against MyHealth, Inc.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:.

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2015	0.01	0.00
September 30, 2015	0.01	0.00
June 30, 2015	0.02	0.00
March 31, 2015	0.02	0.01
December 31, 2014	0.04	0.01
September 30, 2014	0.04	0.02
June 30, 2014	0.04	0.02
March 31, 2014	0.03	0.02

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2015, there were 242,777,909 common shares of the Company issued and outstanding.

As at December 31, 2015, there were 136 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Recent Sales of Unregistered Securities

There were no issuance of securities that were not under a registration statement during the year ended December 31, 2015 and the subsequent period to the date of this Form 10K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2015.

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

Revenue

The Company did not generate any revenue in 2015 or 2014. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Management System, a patient monitoring, compliance and communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals. In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Diabetes Management System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2015 fiscal year, the majority of the Company’s product development efforts were expended to:

·	Development IDA;
·	Implement IDA into the Diabetes Management System;
·	Prepare for application to the FDA for 510K clearance for the IDA development;
·	Prepare for additional functionality to enhance care facilitation activity;
·	Implement advances as a result of pilot program feedback, and
·	Other general advances of the Diabetes Management System.

            With the completion of the Diabetes Management System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Diabetes Management System.

Product development and research costs were $522,918 in 2015 and $488,839 in 2014.

Operating Capital

The Company has no revenues and has not generated any revenues since creating its Diabetes Management System. The Company is funding operations through the line of credit financing it has available. The majority of the Company’s expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and from time to time, the grant of stock options in exchange for either 1) deferred payment 2) agreements of note extensions and 3) increased borrowing limits provided. All stock options granted related to the debts of the Company have been recorded at their fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable. Where the debt of the Company is a line of credit arrangement with no fixed terms of repayment, the stock option expense is fully recognized at the time of grant.

There is no certainty of the timing or amount of cash flows from sales, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the company’s debts. The Company has limited resources and is seeking to penetrate markets with indirect competition with much greater resources. The Company is seeking to displace generally accepted processes for diabetes management which means it is directly entering into an unestablished market. Management is evaluating alternatives to penetrate both existing and new marketplaces in order to generate cash flows. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the current acceptance levels of the Diabetes Management System, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long term success. For these reasons the Company is seeking additional financing.

The Company has an operating lines of credit with a borrowing limit of $8,500,000. As at December 31, 2015, the Company had borrowing available of approximately $373,000 on its line of credit. The Company does not have any other facilities readily available at this time. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations, overhead and repay its obligations.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. During 2015, the Company increased the borrowing limit from $7,500,000 to $9,000,000 with the expectation of achieving substantial sales during the 2015 fiscal year, which did not materialize. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2015 were $20,676,225. A total of approximately $15,800,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Health-e-Connect System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2014 and 2015 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through sales of the Health-e-Connect Remote Diabetes Management Program.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2014 and 2015, the Company’s two officers were paid from the line of credit financing available.

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself.
-	William Smith, President, was paid $10,000 per month until December 2014, after which point his salary was increased to $15,000 per month.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2015, the Company did not grant any incentive options to its directors. During 2014, the Company granted the option to its directors to acquire shares of common stock at a price of $0.03 for five years as follows:

·	Mr. William Smith - 1,500,000
·	Mr. Kenneth James Robulak - 1,000,000
·	Dr. Alfonso Salas - 1,000,000
·	Mr. Peter Stafford - 500,000

Mr. Ronald Cheng was granted the option to acquire 500,000 shares of common stock at a price of $0.03 for five years during 2014, prior to becoming a board member in 2015.

Capital Structure

As of the date of this Form 10K:

Authorized Common Stock

2,000,000,000 shares of common stock with a par value of $0.001 per share.

On December 20, 2016, certain stockholders who beneficially owned 122,998,482, or approximately 50.66%, of the combined voting power of the common stock consented in writing to increase the number of authorized shares of common stock from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares, par value $0.001 per share. The Company has not completed its Definitive 14C filing with the SEC due to its status as being deficient with its reporting requirements.

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company has filed the amendment to its articles to effect the reverse split with the State of Nevada. The Company did not file its final Schedule 14C due to its deficient reporting status with the SEC.

Issued Common Stock

242,777,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock

No shares of preferred stock have been issued

Stock Options

Options to acquire 579,000,200 shares of common stock are outstanding.

Results of Operations

December 31, 2015 compared to December 31, 2014

			Amount ($)	Percentage (%)
	2015	2014	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General and administrative	836,756	1,039,726	(202,970)	(20)
Product development	522,918	488,836	34,082	7
Professional fees	217,454	293,054	(75,600)	(26)
	1,577,124	1,821,617	(244,493)	(13)

Other items
Foreign exchange gain	(3,483)	(3,446)	(37)	1
Interest expenses	4,795,168	4,705,880	89,288	2
Gain on settlement of debt	-	(88,500)	(88,500)	(100)
Recovery of expense	(70,000)	-	70,000	100

Net Loss	$6,298,813	$6,435,550	(136,737)	(2)

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the year the Company had a significant reduction in the general and administrative expenses incurred by type of general and administrative cost, the variance can be seen as follows:

			Amount ($)
	2015	2014	Increase /
			(Decrease)

General and administrative:
Management salaries & consulting fees	597,000	704,000	(107,000)
Stock based compensation	20,000	107,000	(87,000)
Travel and trade-shows	110,000	121,000	(11,000)
Rent of corporate office	23,000	25,000	(2,000)
Website & information technology	37,000	33,000	4,000
Other general & administrative costs	50,000	50,000	-
Total	$837,000	$1,040,000	(203,000)

The cash-based general & administrative expenditure decreased by approximately $116,000 during the 2015 fiscal year as compared to the 2014 fiscal year. The decrease in operating expenses during 2015 can be attributable to a decrease in stock based compensation for options granted to directors, officers and personnel as well as the reduction of personnel with the Company with the departure of the former president in 2014.

During the 2016 fiscal year, the Company further reduced its general and administrative operating expenditures as compared to 2015 as it reduced its sales and marketing team in the United States.

Results of Operations (continued)

Product development

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The increase from the prior year is related to the level of services required by the development team of the Company and for additional developers and testers retained. For the 2015 fiscal year, the Company was anticipating a 33% increase in product development costs from 2014 which was lower than the actual percentage increase as a result of increased personnel requirements for the pilot program and Diabetes Management System advancements.

For the 2016 fiscal year, the Company had an increase in development expenditures to increase of 5% as the Company required additional internal personnel for ongoing projects for the year.

Interest expense

Interest expense was incurred from the following sources for years ended December 31, 2015 and 2014:

			Amount ($) Increase / (Decrease)
Interest Expense:	2015	2014

Interest expense incurred on promissory notes	516,000	546,000	$(30,000)
Interest expense incurred on lines of credit	944,000	750,000	194,000
Imputed interest on zero interest loans	149,000	111,000	38,000
Stock options granted for promissory notes	3,184,000	3,296,000	(112,000)
Other	2,000	3,000	(1,000)
Total	$4,795,000	$4,706,000	$89,000

Interest on Promissory Notes

Interest on promissory notes was the same as the prior year as there were no repayments, issuances or changes, in any of the promissory notes from December 31, 2014 to December 31, 2015, with the exception of:

a)	interest incurred as a result of a 2014 judgment ruled against the Company whereby a promissory note that had no stated interest rate was to accrue interest at a rate of 8% per annum. Previously, the Company had recognized imputed interest of 12% per annum on this debt; and
b)	a promissory note and related accrued interest totaling $39,000 assigned to Christine Kan as a result of a private transaction during the 2015 fiscal year.

During the 2015 fiscal year, the Company did not anticipate any changes to the promissory note balance owed (except the consent judgement). Interest on promissory notes for the 2016 fiscal year will be consistent with the 2015 fiscal year.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

	Dec 31	Dec 31	Amount ($) Increase /
Lines of Credit:	2015	2014

Line of Credit provided by Sidney Chan	$6,627,000	$5,097,000	$1,530,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$8,627,000	$7,097,000	$1,530,000

Results of Operations (continued)

Interest Expense (continued)

Interest on Lines of Credit (continued)

The Company interest expense on the lines of credit as follows:

	Year Ended	Year Ended	Amount ($)
Interest Expense on Line of Credit :	2015	2014	Increase /

Interest expense incurred on line of credit from Sidney Chan during the year	$704,000	$510,000	$194,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$944,000	$750,000	$194,000

During the 2015 fiscal year, the Company had borrowed an additional $1,530,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed during the 2014 fiscal year, this borrowing during 2015 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2016, the Company financed its operations through line of credit borrowing facilities which as a result, its interest expense related to the line of credit facilities further increased.

Imputed Interest

During the 2015 and 2014 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item “additional paid-in capital”. The Company’s zero interest instruments were as follows as at December 31, 2015 and 2014:

			Amount ($) (Decrease)
Zero Interest Instruments:	2015	2014

Accounts Payable (older than one year)	$665,000	$674,000	$(9,000)
Promissory Notes to unrelated parties	571,000	571,000	-
Total	$1,236,000	$1,245,000	$(9,000)

The Company incurred imputed interest as follows:

			Amount ($) Increase / (Decrease)
Imputed Interest Expense:	2015	2014

Accounts Payable (older than one year)	$80,000	$29,000	$51,000
Promissory Notes to unrelated parties	68,000	82,000	(14,000)
Total	$148,000	$111,000	$37,000

The imputed interest expense increased in the current year as the Company recorded a recovery in the previous year when it transferred a non-interest debt to an interest bearing debt pursuant to a consent judgement ruled against the Company during 2014. Moving forward, we anticipate the expense to be consistent with the amount incurred in the 2015 fiscal year unless accounts payable or promissory notes payable without interest materially change.

Results of Operations (continued)

Interest Expense (continued)

Stock Based Compensation

On May 29, 2015, the Company and Sidney Chan, the Chairman of the Board and Chief Executive Officer of the Company, agreed to amend the existing credit agreement between the two parties to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
·	extended the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement
·	granted Mr. Chan the right and option to purchase, an additional 283,333,400 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.
·	reduced the exercise price of the 46,666,700 shares of common stock under option to the Ms. Christine Kan (Spouse of Mr. Chan) from $0.03 to $0.015;
·	extended the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement; and
·	granted Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

As a result of these stock option grants, the Company incurred $3,184,000 of stock based compensation expense which was allocated to interest expense. As the options were fully vested, and the debt facility was a revolving line of credit, due on demand, the full amount was expensed at the time of the grant of the options.

On April 1, 2014, the Company and Mr. Sidney Chan entered into an agreement whereby the borrowing limit on his existing line of credit with the Company increased from $4,000,000 to $5,500,000. In consideration of the financing, the Company:

·	granted Mr. Chan the option to purchase 83,333,400 shares of common stock at an exercise price of $0.03 per share for a term of five years;
·	reduced the exercise price of the option to purchase 70,000,000 shares of common stock from $0.05 per share to $0.03 per share held by Mr. Chan and his spouse; and
·	granted an option to acquire 26,666,700 shares of common stock at an exercise price of $0.03 per share for a term of five year.

As a result of these stock option grants, the Company incurred $3,296,000 of stock based compensation expense which was allocated to interest expense. As the options were fully vested, and the debt facility was a revolving line of credit, due on demand, the full amount was expensed at the time of the grant of the options.

During the 2016 fiscal year, the Company anticipates significant expense as it granted additional options to finance the operations of the Company.

Results of Operations (continued)

Professional Fees

Professional fees expense consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators fees and stock-based compensation for options granted to professionals.

During the year, there was not a significant reduction in the total expense incurred. By type of professional fee expense, the variance can be seen as follows:

			Amount ($)
Professional Fees:	2015	2014	Increase /
			(Decrease)

Corporate auditor - Year-end and quarterly review	37,000	40,000	(3,000)
Stock based compensation	4,000	46,000	(42,000)
Legal Fees	35,000	46,000	(11,000)
Diabetes care facilitators	88,000	41,000	47,000
Professional advisors retained	53,000	120,000	(67,000)
Total	$217,000	$293,000	(76,000)

A significant amount of the decrease in professional fees for the 2015 year from the prior year can be attributed to stock-based compensation and a reduction in the external advisory firms retained. The decrease was offset by an increase in diabetes care facilitator costs incurred during the year.

During 2014, the Company granted stock options to certain consultants to tie their compensation with the overall success of the Company while reducing cash requirements. The Company granted stock options to:

·	public relations consultant
·	sales consultants
·	market development and investor introduction firm
·	accounting and corporate reporting consultant

During the 2016 fiscal year, the Company is anticipating the professional fees to decrease significantly as it has eliminated its diabetes care facilitation team in the United State. Once the Company is able to achieve sales, the cost of diabetes care facilitation would be considered a cost of services sold and would be presented as such on the income statement.

Liquidity and Capital Resources

Cash Balances

At December 31, 2015, the Company’s cash balance was $52,688 compared to $58,842 at December 31, 2014.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2015	As At December 31, 2014	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$54,000	$66,000	(12,000)	(18)
Current Liabilities	$20,676,000	$17,760,000	2,916,000	16
Working Deficiency	$(20,622,000)	$(17,694,000)	(2,928,000)	17

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

Current Liabilities

The Company has current liabilities of $20,676,225 as at December 31, 2015 as compared to $17,760,323 as at December 31, 2014. Current liabilities were as follows:

	December 31, 2015	December 31, 2014	Change ($)	Change (%)
Accounts payable and accrued liabilities	$982,069	$1,055,468	(73,399)	(7)
Interest payable	$3,135,743	$2,620,172	515,571	20
Line of credit	$11,272,094	$8,798,364	2,473,730	28
Promissory notes to related parties	$2,861,966	$2,861,966	-	-
Promissory notes to arm’s length parties	$2,424,353	$2,424,353	-	-
Total current liabilities	$20,676,225	$17,760,323	2,915,902	16

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and unclassified vendors of the Company. During the 2015 fiscal year, the Company recorded a recovery of $70,000 related to the reversal of certain amounts assessed by the IRS against the Company in prior years. Subsequent to December 31, 2015, the Company was notified that certain of these amounts would be reversed. The remaining amount was reversed during the year ended December 31, 2015.

Interest Payable

Interest payable relates to the accumulated, unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2015 to December 31, 2014 is equal to the interest expense incurred on both those types of promissory notes during the 2015 fiscal year.

Current Liabilities (continued)

Line of Credit

As of December 31, 2015, the Company has borrowed a total of $8,626,993 (2014 - $7,097,273) and has outstanding accrued interest of $2,645,101 (2014 - $1,701,091). During 2015, the Company borrowed $1,529,720 (2014 - $1,576,733) and incurred interest of $944,010 (2014 - $750,401).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2015, the Company has borrowed $2,000,000 (2014 - $2,000,000) and has accrued interest outstanding of $1,016,385 (2014 - $776,385). During the 2015 fiscal year, the Company borrowed $nil (2014 - $nil) and incurred interest of $240,000 (2014 - $240,000).

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000 As of December 31, 2015, the Company has borrowed $6,626,993 (2014 - $5,097,273) and has accrued interest outstanding of $1,628,716 (2014 - $924,706). During 2015, the Company borrowed $1,529,720 (2014 - $1,576,733) and incurred interest of $704,010 (2014 - $472,901).

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month). During the 2015 fiscal year, a promissory note and related accrued interest totaling $39,000 was assigned to Christine Kan as a result of a private transaction.

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2015 - $6,298,813; 2014 - $6,435,550), is currently unable to self-finance its operations, has a working capital deficit of $20,621,972 (2014 - $17,694,771), an accumulated deficit of $61,592,317 (2014 - $55,293,504), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

All of the Company’s debt financing is past due or due on demand. The Company will seek to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options. While certain of the Company’s creditors have agreed not to demand immediate payment. There is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. The Company has faced consent judgements and demand notices against it for overdue promissory notes. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Short and Long Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts payable & accrued liabilities	$982,069	$982,069	$-	$-	$-
Interest payable	$3,135,743	$3,135,743	-	-	-
Line of credit	$11,272,094	$11,272,094	-	-	-
Promissory notes to related parties	$2,861,966	$2,861,966	-	-	-
Promissory notes to arm’s length parties	$2,424,353	$2,424,353	-	-	-
	$20,676,225	$20,676,225	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Cash Flows used in Operating Activities	$(1,535,874)	$(1,487,449)
Cash Flows provided by (used in) Financing Activities	1,529,720	1,516,733
Net (decrease) increase in Cash During Period	$(6,154)	$29,284

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2015 totaled $1,535,874 as compared to $1,487,449 for year ended December 31, 2014. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2015	2014

Net loss	$(6,298,813)	$(6,435,550)

Stock-based compensation incurred for interest, product development, professionals and management personnel	3,222,992	3,468,421
Non-cash imputed interest expenses	148,620	111,498
Non-cash gain on settlement of debt	-	(88,500)
Bonus drawn against line of credit	-	60,000
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	5,145	(2,322)
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	(73,399)	(73,552)
Accrued interest on lines of credit	944,010	750,401
Accrued interest from promissory notes	515,571	545,155

Cash used in operating activities	(1,535,874)	(1,487,449)

Cash Proceeds from Financing Activities

During the year ended December 31, 2015, the Company borrowed $1,529,720 (2014 - $1,516,733) by drawing down on its operating line of credit from the Chairman of the Company.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting polices that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluations of inherent uncertain factors are as follows:

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

ii.	Issued

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

December 31, 2015 and 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ALR Technologies Inc.:

We have audited the accompanying consolidated balance sheet of ALR Technologies Inc. (the “Company”) as at December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, BC

December 8, 2017

ALR TECHNOLOGIES INC.

Consolidated Balance Sheets

($ United States)

December 31, 2015 and 2014

	2015	2014

Assets
Current assets:
Cash	$52,688	$58,842
Prepaid expenses	1,565	6,710
Total assets	$54,253	$65,552

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$982,069	$1,055,468
Promissory notes payable due to related parties	2,891,966	2,861,966
Promissory notes payable due to unrelated parties	2,394,353	2,424,353
Interest payable	3,135,743	2,620,172
Lines of credit from related parties	11,272,094	8,798,364
Total liabilities	20,676,225	17,760,323

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2014 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: No shares of preferred stock (2014: No) were issued and outstanding
Common stock
Authorized: 2,000,000,000 shares of common stock (2014 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (2014 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	40,727,568	37,355,956
Accumulated deficit	(61,592,317)	(55,293,504)
Stockholders’ deficit	(20,621,972)	(17,694,771)
Total liabilities and stockholders’ deficit	$54,253	$65,552

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Operations

($ United States)

Years Ended December 31, 2015 and 2014

	2015	2014

Operating Expenses
Product development	$522,918	$488,836
Professional fees	217,454	293,054
Selling, general and administration	836,756	1,039,726
Operating Loss	1,577,128	1,821,616
Foreign exchange gain	(3,483)	(3,446)
Recovery of expense	(70,000)	—
Interest expense	4,795,168	4,705,880
Gain on settlement of debt	—	(88,500)
Net Loss	(6,298,813)	(6,435,550)

Weighted average number of shares of common stock outstanding, basic and diluted	242,777,909	241,038,731

Loss per share, basic and diluted	$(0.03)	$(0.03)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2014 to December 31, 2015

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	239,477,909	$239,477	$33,670,337	$(48,857,954)	$(14,948,140)
Imputed interest	—	—	111,498	—	111,498
Stock options granted as compensation	—	—	3,468,421	—	3,468,421
Share issued for stock options exercised	3,300,000	3,300	105,700	—	109,000
Net loss for the year	—	—	—	(6,435,550)	(6,435,550)
Balance, December 31, 2014	242,777,909	$242,777	$37,355,956	$(55,293,504)	$(17,694,771)
Imputed interest	—	—	148,621	—	148,621
Stock options granted as compensation	—	—	3,222,992	—	3,222,992
Net loss for the year	—	—		(6,298,813)	(6,298,813)
Balance, December 31, 2015	242,777,909	$242,777	$40,727,569	$(61,592,317)	$(20,621,972)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

($ United States)

Years Ended December 31, 2015 and 2014

	2015	2014

OPERATING ACTIVITIES
Net loss	$(6,298,813)	$(6,435,551)
Stock-based compensation-product development	14,374	19,212
Stock-based compensation-interest expenses	3,184,459	3,296,342
Stock-based compensation-selling, general and admin	20,355	107,034
Stock-based compensation-professional fees	3,804	45,833
Unpaid interest expense on line of credit	944,010	750,401
Non-cash imputed interest expense	148,620	111,498
Gain on settlement of debt	—	88,500
Non-cash gain on reversal of accrual	(70,000)	—
Bonus drawn against line of credit	—	60,000
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	5,145	(2,322)
Increase in accounts payable and accrued liabilities	(3,399)	(73,552)
Increase in interest payable	515,571	545,155

Net cash used in operating activities	(1,535,874)	(1,487,449)

FINANCING ACTIVITIES
Proceeds from lines of credit	1,529,720	1,516,733

Net cash provided by financing activities	1,529,720	1,516,733

Change in cash	(6,154)	29,284
Cash, beginning of year	58,842	29,558
Cash, end of year	$52,688	$58,842
Supplemental cash flow information:
Options exercised for reduction in line of credit from related parties	$—	$37,500

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2015 - $6,298,813; 2014 - $6,435,550), is currently unable to self-finance its operations, has a working capital deficit of $20,621,972 (2014 - $17,694,771), accumulated deficit of $61,592,317 (2014 - $55,293,504), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $20,676,225 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $9,000,000. As of December 31, 2015 the total principal balance outstanding was $8,626,993. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The Company follows the fair value method of accounting for stock-based compensation. The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements. The Company estimates the fair value of the stock options using the Black-Scholes Option Pricing Model. The Black-Scholes Option Pricing Model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

2.       Significant accounting policies (continued)

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

d)	Use of estimates

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

e)	Loss per share

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

2.       Significant accounting policies (continued)

f)	Comprehensive income

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

g)	Fair value of financial instruments

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

h)      Recently adopted and issued accounting pronouncements

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

2.       Significant accounting policies (continued)

h)       Recently adopted and issued accounting pronouncements

ii.	Issued

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

2.       Significant accounting policies (continued)

h)       Recently adopted and issued accounting pronouncements

ii.	Issued

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statement of operations.

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		December 31, 2015	December 31, 2014

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$845,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,861,966

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		December 31,	December 31,
		2015	2014

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	230,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,424,353

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2013	$2,075,017
Interest incurred on promissory notes payable	515,572
Interest incurred on judgment against Company (note 8(a))	29,583

Balance, December 31, 2014	2,620,172
Interest incurred on promissory notes payable	515,571

Balance, December 31, 2015	$3,135,743

	December 31,	December 31,
	2015	2014

Related parties (relatives of the Chairman)	$1,667,977	$1,267,422
Non-related parties	1,467,766	1,352,750

	$3,315,743	$2,620,172

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

e)       Interest expense

During the year ended December 31, 2015, the Company incurred interest expense of $4,795,168 (2014: $4,705,880) substantially as follows:

-	$515,571 (2014: $547,639), including interest incurred on promissory notes (note 3(a)) and other payables;
-	$944,010 (2014: $750,401) incurred on lines of credit payable as shown in note 4;
-	$148,620 (2014: $111,498) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
-	$3,184,459 (2014: $3,296,342) incurred on stock options granted to creditors (note 6(a)).

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

4.        Lines of credit

As of December 31, 2015, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$7,000,000	Due on Demand	$ 6,626,993	$ 1,628,716	$ 8,255,708	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 1,016,385	$ 3,016,385	General Security over Assets	General Corporate Requirements
Total				$ 8,626,993	$ 2,645,101	$11,272,093

On May 29, 2015, the Company and the Chairman and Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000.

As of December 31, 2014, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$5,500,000	Due on Demand	$ 5,097,273	$ 923,374	$ 6,020,647	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 777,718	$ 2,777,718	General Security over Assets	General Corporate Requirements
Total				$ 7,097,273	$ 1,701,091	$ 8,798,364

During the year ended December 31, 2014, the Company recorded a $60,000 bonus for a director of the Company, was recorded as a draw-down on the Chairman’s line of credit. In addition, 1,250,000 stock options were exercised in retirement of $36,000 of accrued interest on the Chairman’s line of credit (Note 5(b)).

5.       Capital stock

a)	Authorized share capital

i.	Common Stock

On June 25, 2015, the Company’s articles of incorporation were amended to increase the authorized shares of common stock from 500,000,000 to 2,000,000,000 shares with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

5.       Capital stock (continued)

b)	Issued share capital

During the year ended December 31, 2015:

There was no activity during the year-ended December 31, 2015.

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

6.        Additional paid-in capital

c)	Stock options

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	245,700,100	$0.030	130,550,000	$0.040
Granted	334,500,100	0.015	118,550,100	0.030
Cancelled	-	-	(100,000)	(0.070)
Expired	(1,200,000)	(0.250)	-	-
Exercised	-	-	(3,300,000)	(0.030)
Outstanding, end of period	579,000,200	$0.015	245,700,100	$0.030

Exercisable, end of period	575,650,200	$0.015	240,650,100	$0.030

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2015:

On January 30, 2015, the Company granted options to acquire 4,500,000 shares of common stock at a price of $0.03 per share to 14 individuals. The fair value of the options granted was $42,858. During the year the Company recognized fair value of $10,964 and will recognize the balance over the vesting period for the unvested options.

On April 22, 2015, our Board of Directors approved the modification of the exercise price to acquire 12,400,000 shares of common stock of the Company from $0.03 per share to $0.015 per share held by 20 individuals. There was no increase in the fair value of the options from this modification. None of these option agreements have been executed.

On May 29, 2015, the Company and Sidney Chan, the Chairman and Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
·	extended the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement;
·	granted Mr. Chan the right and option to purchase, an additional 283,333,267 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.
·	reduced the exercise price of the 46,666,700 shares of common stock under option to the Ms. Christine Kan (Spouse of Mr. Chan) from $0.03 to $0.015;
·	extended the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement
·	granted Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement

Ms. Kan is a creditor of the Company pursuant to a Line of Credit Agreement and certain promissory notes. The interest expense recognized related to the option grant was $3,184,459.

The Company recorded a further $27,569 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2014:

On February 7, 2014, the Company:

i.	granted the option to acquire 300,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	150,000 at the time of the grant, and
-	150,000 one year from the date of grant.

The compensation expense recognized related to this option grant was $7,747. The compensation expense related to the unvested stock options to be recognized when the options vest is $1,223.

ii.	granted options to acquire 400,000 shares of common stock at an exercise price of $0.03 per share to a consultant of the Company. The option to acquire the shares of common stock vest as follows:
-	100,000 at the time of grant, and
-	three respective performance conditions, each for the option to acquire 100,000 shares, with respect to sales and partnership arrangements for the Company’s Health-e-Connect product.

The compensation expense recognized related to this option grant was $2,990. The compensation expense related to the unvested stock options to be recognized if the options vest is $8,970.

On April 1, 2014, the Company:

i.	agreed to the following in exchange for amending the borrowing limit on its line of credit with the Chairman, increasing it from $4,000,000 to $5,500,000:
-	granted the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years,
-	modified the exercise price of the options to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share,
-	modified the exercise price of the options to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share,
-	modified the exercise price of the January 2011 options to the spouse of the Chairman, to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and
-	granted the option to the spouse of the Chairman to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

The compensation expense recognized related to the option grants was $3,280,929. There was no additional compensation expense recognized as a result of the modification to the exercise price of the previously granted options.

ii.	reduced the exercise price of 3,200,000 stock options from $0.05 per share to $0.03 per share. There was no additional compensation expense recognized as a result of the modification to the exercise price of these previously granted options. One individual, a Director of the Company, has exercised their option to acquire 1,250,000 shares of common stock (Note 5(b)) which were modified during 2014.
iii.	allowed 500,000 stock options, with an exercise price of $0.03 per share, to vest. The options were previously to vest if the optionee entered into a full-time employment or equivalent role with the Company. The compensation expense recognized related to this option grant was $19,987.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2014 (continued):

On April 18, 2014, the Company:

i.	granted the option to acquire 1,500,000 shares of common stock at a price of $0.03 per share for a term of five years to a Director of the Company. The options vested on May 19, 2014 when the individual assumed the role as President of the Company. The compensation expense recognized related to the option grant was $37,263.
ii.	granted the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years to a consultant of the Company. Options vest as follow:
-	100,000 shares vest immediately, and
-	400,000 shares vest upon the completion of a partnership with a specified major multinational pharmaceutical company.

The compensation expense recognized related to this option grant was $2,484. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,937.

On May 21, 2014, the Company:

i.	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years. Options vest as follow:
-	100,000 shares vest twelve months from the date of the grant,
-	200,000 shares vest twenty four months from the date of the grant, and
-	200,000 shares vest thirty six months from the date of the grant

The compensation expense recognized related to this option grant was $5,305. The compensation expense related to the unvested stock options to be recognized if the options vest is $9,614.

ii.	granted a consultant the option to acquire 100,000 shares of common stock at a price of $0.03 per share until June 27, 2017. This option to acquire 100,000 shares of common stock was exercised as part of a debt settlement agreement (Note 5(b)). The compensation expense recognized related to this option grant was $2,906.
iii.	entered into agreements with three consultants to modify the exercise price of their collective options to acquire 1,450,000 shares of common stock from $0.07 to $0.03. The options to acquire 1,450,000 shares of common stock was exercised as part of a debt settlement agreement. There was no additional compensation expense recognized related to this option modification.

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2014 (continued):

On August 1, 2014, the Company:

i.	granted a director the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years The compensation expense recognized was $12,393.
ii.	granted a consultant the option to acquire 250,000 shares of common stock at a price of $0.03 per share for a term of five years. The compensation expense was $6,196.
iii.	granted a consultant the option to acquire 500,000 shares of common stock at a price of $0.03 per share for a term of five years subject to:
a)	Consenting to act as an advisor to the Board of Directors of the Company;
b)	Satisfactory completion, at the sole discretion of the Board of Directors, of a six month term as an advisor to the Board of Directors
c)	Completion of an on-going arrangement with the Company in a material capacity immediately subsequent to the completion of the six month term referenced above in b).

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

The Company recorded a further $25,218 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

The options outstanding at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

March 7, 2015	-	$0.050	-	20,000,000	$0.050	-
September 30, 2015	-	$0.250	-	1,200,000	$0.250	-
March 6, 2016	-	$0.050	-	35,750,000	$0.050	-
May 4, 2016	1,000,000	$0.050	-	1,000,000	$0.050	-
May 23, 2016	100,000	$0.030	-	100,000	$0.030	-
May 27, 2017	400,000	$0.030	-	400,000	$0.030	-
May 31, 2017	500,000	$0.050	-	500,000	$0.050	-
August 16, 2017	250,000	$0.030	-	250,000	$0.030	-
December 28, 2017	-	$0.050	-	14,250,000	$0.050	-
December 28, 2017	1,000,000	$0.030	-	51,000,000	$0.030	-
January 28, 2018	2,300,000	$0.030	-	2,300,000	$0.030	-
March 26, 2018	500,000	$0.030	-	500,000	$0.030	-
April 9, 2018	1,000,000	$0.030	-	1,000,000	$0.030	-
October 1, 2018	500,000	$0.030	-	500,000	$0.030	-
February 7, 2019	700,000	$0.030	-	700,000	$0.030	-
April 1, 2019	-	$0.030	-	110,000,100	$0.030	-
April 18,2019	2,000,000	$0.030	-	2,000,000	$0.030	-
May 21, 2019	500,000	$0.030	-	500,000	$0.030	-
July 25, 2019	1,000,000	$0.030	-	1,000,000	$0.030	-
August 1, 2019	1,250,000	$0.030	-	1,250,000	$0.030	-
August 26, 2019	1,500,000	$0.030	-	1,500,000	$0.030	-
January 30, 2020	4,500,000	$0.030	-	-	$-	-
May 29, 2020	560,000,200	$0.015	-	-	$-	-
Total	579,000,200	$0.015	-	245,700,100	$0.030	-
Weighted Average Remaining Contractual Life		4.37			3.09

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

	December 31, 2015	December 31, 2014

Risk-free interest rate	1.68%	2.50%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	194%	245%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2015 was $0.01 (2014: $0.03).

The fair value of the stock options granted was allocated as follows:

	Year End December 31, 2015	Year End December 31, 2014

Interest expense	$3,184,459	$3,296,342
Product development expense	14,374	19,212
Professional expense	3,806	45,833
Selling, general and administration expenses:	20,355	37,263

	$3,222,992	$3,468,421

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

7.       Related party transactions and balances

a)	Related party transactions

	Year End December 31, 2015	Year End December 31, 2014

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$309,826	$306,226
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	$944,010	$750,401
Stock based compensation related to stock options granted to the Chairman & Chief Executive Officer for increasing the borrowing limit on the line of credit available to the Company	$3,184,459	$3,280,929

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	$189,600	$189,600
Consulting fees paid to the President of the Company	$186,000	$160,500
Bonus to a Director for being appointed President of the Company	$—	$60,000
Stock based compensation related to stock options granted to a director of the Company in his role as a consultant to the Company	$—	$37,263
Stock based compensation related to stock options granted to directors	$12,393	$61,983

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

b)	Related party balances

Included in accounts payable is $15,529 (2014: $15,521) due to a Director of the Company.

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,038,568, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

8.       Commitments and contingencies (continued)

a)	Contingencies

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

b)	Commitments

The Company has a consulting arrangement with Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one year terms. Also under the terms of the contract are the following:

i.	Incentive Revenue Bonus

Mr. Chan will be entitled to a 1% net sales commission from the sales of any of the Company’s products at any time during his life, regardless if Mr. Chan is still under contract with the Company.

ii.	Sale of Business

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

9.       Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, interest payable, promissory notes payable to unrelated parties and promissory notes payable to related parties.

a)	Fair value

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

For the purposes of fair value analysis, promissory notes payable to related parties and promissory notes payable to unrelated parties can be separated into two classes of financial liabilities.

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

9.       Financial instruments (continued)

b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company only has an immaterial cash balance and is not exposed to significant credit risk.

c)	Market risk

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2015.

At December 31, 2015, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

9.       Financial instruments (continued)

d)	Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2015, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2014 - 34%) to income before income taxes. The difference results from the following items:

	December 31, 2015	December 31, 2014

Computed expected benefit of income taxes	$(2,141,596)	$(2,188,087)
Stock-based compensation	1,095,817	1,179,263
Non-deductible interest expense	50,531	37,909
Increase in valuation allowance	995,248	970,915

Income tax provision	$—	$—

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2015	December 31, 2014

Net operating loss carried forward	$34,924,072	$31,996,873
Tax rate	34%	34%
Deferred income tax assets	11,874,184	10,878,937
Valuation allowance	(11,874,184)	(10,878,937)

Net deferred income tax asset	$—	$—

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

10.       Income taxes (continued)

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

The operating losses amounting to $34,924,072 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2035 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,631	2034
2015	2,927,200	2035
Total	$34,924,072

11.       Subsequent events

a)	On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,000,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:
·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002;
·	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

($ United States)

11.       Subsequent events (continued)

b)	On December 21, 2016, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares.

c)	On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock.

d)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 31, 2016, the Company failed to file its Form 10K for the year-ended December 31, 2015 and became deficient with its reporting requirements under the SEC. The Company has not filed its Form 10Qs for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016, March 31, 2017, June 30, 2017, and September 30, 2017. The Company has also not filed its Form 10K for the year-ended December 31, 2016. The Company has submitted a letter of intention to become current to the SEC for these delinquent reports by, or before, January 26, 2018.

On November 27, 2017, the Company failed to file a Form 8K when its Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of the date of this Form 10K, the names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	67	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Kenneth James Robulak	69	A member of the Board of Directors

Dr. Alfonso Salas	57	A member of the Board of Directors

Ronald Cheng	68	A member of the Board of Directors

Peter Stafford	80	A member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the By-laws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Sidney Chan – Chairman of the Board of Directors, Chief Executive Officer

and Chief Financial Officer.

Director since December 1999, Chairman of the Board of Directors since July 2010, Chief Executive Officer & Principal Accounting Officer since April 2000.

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company’s financing, product development and corporate development. Mr. Chan has led the Company’s product development of the HeC. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

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

Peter Stafford – A member of the Board of Directors of the Company

Director since August 1, 2014

Mr. Stafford is a retired lawyer and business consultant, having practised with Fasken Martineau DuMoulin LLP, a major Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm’s Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineu DuMoulin LLP, including leading the start of its Johannesburg, South Africa office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd. a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.) from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr Stafford also served as Director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc., from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960.

Ronald Cheng – A member of the Board of Directors of the Company

Director since January 30, 2015

Ronald Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He represented and provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guides to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-HubbellÒ and Best LawyersÒ. Mr. Cheng received his Bachelor of Arts from Amherst College in 1972 and a Juris Doctor degree from the University of Toronto in 1974. Mr. Cheng is an active member of the Canadian Bar Association, American Bar Association, International Bar Association and Inter Pacific Bar Association.

Involvement in Certain Legal Proceedings

During the past ten years, Chan, Robulak, Salas, Stafford and Cheng have not been the subject of the following events:

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

Involvement in Certain Legal Proceedings (continued)

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2015, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis except as follows:

The options granted to Mr. Chan and his spouse on May 29, 2015 were not reported in a form 4 until November 30, 2017. These options were announced in a Form 8K dated May 8, 2015 and the Company Form 10Q filed on August 13, 2015.

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

Summary Compensation Table

						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2015	180,000	0	0	0	0	0	9,600	189,600
Chief Executive Officer	2014	180,000	0	0	0	0	0	9,600	189,600
& Chief Financial	2013	180,000	0	0	0	0	0	9,600	189,600
Officer

Lawrence Weinstein [3]	2015	0	0	0	0	0	0	0	0
Former President &	2014	59,000	0	0	0	0	0	0	59,000
Chief Operating Officer	2013	156,000	0	0	0	0	0	0	198,979

Mr. William Smith [4]	2015	180,000	0	0	0	0	0	6,000	186,000
President	2014	160,000	60,000	0	0	0	0	6,000	166,000
	2013	120,000	0	0	0	0	0	6,000	126,000

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2015, 2014 and 2013 totaling $189,600 for each year remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as President, Chief Operating Officer and member of the Board of Directors effective May 19, 2014.
[4]	Resigned as President and member of the Board of Directors effective January 31, 2016. Other compensation is an office and administrative allowance.

Outstanding Equity Awards at December 31, 2015

			Equity Incentive
	Number of	Number of	Plan Awards:				Equity Incentive
	Securities	Securities	Securities			Number of	Plan Awards:
	Underlying	Underlying	Underlying			Shares	Number of
	Unexercised	Unexercised	Unexercised	Option	Option	Or Units of Stock	Unearned Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	560,000,200	0	0	$0.015	2020	0	0
William Smith	1,500,000	0	0	$0.030	2019	0	0
Dr. Alfonso Salas	0	0	0	-	-	0	0
Kenneth Robulak	1,350,000	0	0	$0.030	2016/17/19	0	0
Ronald Cheng	500,000	0	0	$0.030	2019	0	0
Peter Stafford	500,000	0	0	$0.030	2019	0	0

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

The options in respect of the 64,250,000 shares vest immediately and expire on December 28, 2017

On April 1, 2014, the Company and Sidney Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

  granting Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years, modifying the exercise price of Mr. Chan’s option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share, modifying the exercise price of Mr. Chan’s option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share, modifying the exercise price of the option granted January 2011 to the spouse of Mr Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share, and granting Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

On May 29, 2015, the Company and Sidney Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

·	reducing the exercise price of all existing 183,333,400 shares of common stock under option to Mr. Chan from $0.03 to $0.015;
·	extending the expiry date of the 183,333,400 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement;
·	granting Mr. Chan the right and option to purchase, an additional 283,333,267 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement;
·	reducing the exercise price of all existing 46,666,700 shares of common stock under option to the Ms. Christine Kan (Spouse of Mr. Chan) from $0.03 to $0.015;
·	extending the expiry date of the 46,666,700 shares of common stock under option to Ms. Kan to be five years from the date of execution of the amended credit agreement; and
·	granting Ms. Kan the right and option to purchase, an additional 46,666,700 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

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

Mr. William Smith

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

Mr. Ronald Cheng

On August 1, 2014, the Company granted Mr. Cheng the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years.

Option Exercises and Stock Vested for the year ended December 31, 2015

	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
William Smith	0	0	0	0
Peter Stafford	0	0	0	0
Alfonso Salas	0	0	0	0
Ronald Cheng	0	0	0	0
Kenneth Robulak	0	0	0	0

The Company does not have any long-term incentive plans. The Company has contractual compensation arrangements with the following individuals:

Sidney Chan

The Company has a consulting arrangement with Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services, receive a vehicle allowance of $800 per month, receive health care insurance and receive club allowances. The contract can be terminated at any time with thirty days’ notice and the payment of two years annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one year terms. Also under the terms of the contract are the following:

i.	Incentive Revenue Bonus

Mr. Chan will be entitled to a 1% net sales commission from the sales of any of the Company’s products at any time during his life, regardless if Mr. Chan is still under contract with the Company.

ii.	Sale of Business

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

William Smith

The terms of Mr. Smith’s contract provides for monthly consulting fees of $15,000 per month and an office allowance of $500 per month. The initial term of the contract is for one year and automatically renews for continuous one year terms. Mr. Smith resigned from the position of President effective January 31, 2016.

Compensation of Directors

The Board of Directors consist six members, Mr. Sidney Chan, Mr. Kenneth James Robulak, Dr. Alfonso Salas, Mr. William Smith (Resigned January 31, 2016), Mr. Peter Stafford and Mr. Ronald Cheng. Mr. Kenneth Robulak, Dr. Alfonso Salas, Mr. Cheng and Mr. Stafford are independent directors.

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

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak	0	0	0	0	0	0	0
Mr. Peter Stafford	0	0	0	0	0	0	0
Dr. Alfonso Salas	0	0	0	0	0	0	0
Mr. Ronald Cheng	0	0	0	0	0	0	0
Mr. William Smith	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	570,900,200	$0.015	1,178,891
Total:	570,900,200	$0.015	1,178,891

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2015, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	678,497,682[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	82.6%

William Smith*	4,000,000[2]	President, and a member of the Board of Directors	0.5%

Dr. Alfonso Salas	1,577,738[3]	Member of the Board of Directors	0.2%

Kenneth Robulak	2,540,000[4]	Member of the Board of Directors	0.3%

Peter Stafford	1,000,000[5]	Member of the Board of Directors	0.1%

Ronald Cheng	1,705,800[6]	Member of the Board of Directors	0.2%

All Officers and Directors
as a group (6 people)*	689,321,220		83.9%

* Resigned on January 31, 2016

[1]	Mr. Chan owns 14,845,000 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:
·	35,750,000 until March 6, 2016
·	64,250,000 until December 28, 2017
·	83,333,400 until April 1, 2019
·	283,333,400 until May 29, 2020

Mr. Chan’s spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:

·	20,000,000 until March 7, 2015
·	26,666,700 until April 1, 2019
·	46,666,700 until May 29, 2020

[2]	Mr. Smith owns 2,500,000 shares of common stock. Mr. Smith holds the option to acquire 1,500,000 shares of common stock at a price of $0.03 for a term of five years until April 18, 2019. Mr. Smith resigned in January 2016.

[3]	Dr. Salas owns 1,577,738 shares of common stock.

[4]	Mr. Robulak owns 1,190,000 shares of common stock. Mr. Robulak holds the following options to acquire shares of common stock of the Company:
·	250,000 shares of common stock at $0.03 per share for five years until August 21, 2017;
·	100,000 shares of common stock at $0.03 until May 23, 2016 and
·	1,000,000 shares of common stock until July 25, 2014.

[5]	Mr. Stafford owns 500,000 shares of common stock. Mr. Stafford holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share until August 1, 2019.

[6]	Mr. Cheng owns 1,205,800 shares of common stock. Mr. Cheng holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share until August 1, 2019.

Changes in Control

Mr. Chan and his wife hold the option options to acquire 560,000,200 shares of common stock, all of which are exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2015

During the 2015 fiscal year, the Company incurred interest expense of $309,826 on $2,891,966 of promissory notes due to relatives of Sidney Chan and interest expense of $944,010 on $8,626,993 of amounts outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2015, the accrued interest on promissory notes owed to relatives of Sidney Chan was $1,667,976. As at December 31, 2015, the accrued interest on the lines of credit was $2,645,101.

Year Ended December 31, 2014

During the 2014 fiscal year, the Company incurred interest expense of $306,226 on $2,861,966 of promissory notes due to relatives of Sidney Chan and interest expense of $750,401 on $7,097,273 of amounts borrowed on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2014, the accrued interest on promissory notes owed to relatives of Sidney Chan was $1,352,750. As at December 31, 2014, the accrued interest on the lines of credit was $1,701,091.

Director Independence

The following directors are considered independent pursuant to § 229.407 (Item 407) Corporate governance and sit on the following board committees where indicated:

Kenneth Robulak, Audit Committee Chair, Nomination Committee Chair, Compensation Committee Chair

Alfonso Salas, Audit Committee, Nomination Committee, Compensation Committee

Peter Stafford

Ronald Cheng

Sidney Chan is not considered independent pursuant to § 229.407 (Item 407) Corporate governance and sits on the Audit Committee, Nomination Committee and Compensation Committee.

Peter Stafford

Kenneth Robulak, Audit Committee Chair, Nomination Committee Chair, Compensation Committee Chair

Alfonso Salas, Audit Committee, Nomination Committee, Compensation Committee

Ronald Cheng

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

2015	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2014	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2015	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2014	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2014	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2014	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7	X

10.1	Consulting Agreement with Endocrine Research Society Inc.	10KSB	10/01/13	10.1	X
14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer and Principal Financial Officer				X

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer				X

99.1	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1

99.2	Pooling Agreement.	10-SB	12/10/99	99.2

99.3	Amended Pooling Agreement.	10-SB	12/10/99	99.3

99.4	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.1	X
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
99.30	Nomination Committee Charter	10-KSB	8/15/13	99.3
99.40	Compensation Committee Charter	10-KSB	8/15/13	99.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALR TECHNOLOGIES, INC.
(Registrant)

DATE: December 8, 2017	BY:	“Sidney Chan”__________________
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”_____	Chairman, Principal Executive Officer, Principal	December 8, 2017
Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”____	Member of the Board of Directors	December 8, 2017
Peter Stafford

“Kenneth J. Robulak” __	Member of the Board of Directors	December 8, 2017
Kenneth J. Robulak

“Dr. Alfonso Salas” ___	Member of the Board of Directors	December 8, 2017
Dr. Alfonso Salas

“Mr. Ronald Cheng”_	Member of the Board of Directors	December 8, 2017
Mr. Ronald Cheng

