Form 10-Q
period 2016-06-30
ALR TECHNOLOGIES INC.
filed 2017-12-29
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of December 29, 2017.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	June 30 2016	December 31, 2015
	(unaudited)

Assets
Current assets:
Cash	$37,749	$52,688
Prepaid expenses and other	—	1,565
Total assets	$37,749	$54,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$962,558	$982,069
Interest payable	3,377,478	3,135,742
Lines of credit from related parties	12,370,830	11,272,094
Related party promissory notes payable	2,891,966	2,891,966
Unrelated party promissory notes payable	2,394,353	2,394,353
Total liabilities	21,997,185	20,676,225

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2015 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2015 - No) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 2,000,000,000 (December 31, 2015 – 2,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2015 – 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	40,816,088	40,727,569
Accumulated deficit	(63,018,301)	(61,592,317)
Stockholders’ deficit	(21,959,436)	(20,621,972)
Total liabilities and stockholders’ deficit	$37,749	$54,253

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Expenses
General, selling and administration	$80,287	$227,823	$201,864	$448,193
Product development costs	177,516	145,589	332,985	277,701
Professional fees	13,419	63,571	37,987	122,161
Loss from operations	271,222	436,982	572,836	848,055

Other Expenses (Income)
Foreign exchange (gain) loss	—	278	—	(1,532)
Interest	425,134	3,582,139	853,148	3,967,390
Total Other Expenses	425,134	3,582,417	853,148	3,965,858
Net loss	$(696,356)	$(4,019,399)	$(1,425,984)	$(4,813,913)
Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	242,777,909	242,777,909	242,777,909	242,777,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(1,425,984)	$(4,813,913)
Stock-based compensation-interest expense	—	3,184,459
Stock-based compensation-product development costs	11,559	11,112
Stock-based compensation-selling, general and administration	1,426	16,780
Stock-based compensation-professional fees	1,325	2,175
Non-cash imputed interest expenses	74,209	74,350
Accrued interest on line of credit	536,492	448,748

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,565	4,686
Increase (decrease) in accounts payable and accrued liabilities	(19,511)	844
Increase in interest payable	241,735	257,784

Net cash used in operating activities	(577,184)	(812,975)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	562,244	791,018
Net cash provided by financing activities	562,244	791,018

Decrease in cash	(14,939)	(21,957)
Cash, beginning of period	52,688	58,842
Cash, end of period	$37,749	$36,885

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

1.       Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. The Company has developed a compliance monitoring system that will allow for health care professionals to remotely monitor patient health conditions and provide patient health management. The Company has received Section 510(k) clearance from the United States Food and Drug Administration for its Diabetes Management System. The Company is seeking to commercialize its Diabetes Management System.

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six month periods ended June 30, 2016 and 2015 of $1,425,984 and $4,813,912. In addition, losses incurred for the years ended December 31, 2015 and 2014 were $6,298,813 and $6,435,551. As of June 30, 2016, the Company is currently unable to self-finance its operations, has a working capital deficit of $21,959,436 (December 31, 2015 - $20,621,972), accumulated deficit of $63,018,301 (December 31, 2015 - $61,592,317), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $21,997,185 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $9,000,000 (As of June 30, 2016 the total principal balance outstanding was $9,189,238). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities, and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2016 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2016 and December 31, 2015 and the results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the six month period ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		June 30, 2016	December 31, 2015

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		June 30,	December 31,
		2016	2015

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2014	$2,620,172
Interest incurred on promissory notes payable	515,571

Balance, December 31, 2015	3,135,743
Interest incurred on promissory notes payable	241,735

Balance, June 30, 2016	$3,377,478

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

c)       Interest payable (continued)

	June 30,	December 31,
	2016	2015

Related parties (relatives of the Chairman)	1,806,839	$1,658,977
Non-related parties	1,570,639	1,476,766

	3,377,478	$3,135,743

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the six months ended June 30, 2016, the Company incurred interest expense of $853,148 (2015: $3,967,391) substantially as follows:

-	$241,736 (2015: $257,785) incurred on promissory notes payables;
-	$536,492 (2015: $448,748) incurred on lines of credit payable, and
-	$74,209 (2015: $74,350) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;
-	$nil (2015: $3,184,459) incurred on stock options granted to creditors (note 6(a)).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of June 30, 2016, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$7,000,000	Due on Demand	$ 7,189,238	$ 2,045,207	$ 9,234,445	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	1,136,385	3,136,385	General Security over Assets	General Corporate Requirements
		$9,000,000		$ 9,189,238	$ 3,181,592	$ 12,370,830

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000

As of December 31, 2015, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$7,000,000	Due on Demand	$ 6,626,993	$ 1,628,716	$ 8,255,708	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	1,016,385	3,016,385	General Security over Assets	General Corporate Requirements
		$9,000,000		$ 8,626,993	$ 2,645,101	$ 11,272,093

On May 29, 2015, the Company and the Chairman and Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000.

5.       Capital Stock

a)	Authorized Capital Stock

i.	Common Stock

On June 25, 2015, the Company’s articles of incorporation were amended to increase the authorized shares of common stock from 500,000,000 to 2,000,000,000 shares with a par value of $0.001 per share. The increase is pending approval from the SEC and other regulatory bodies.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5.       Capital Stock (continued)

b)       Issued Capital Stock

During the period ended June 30, 2016:

There were no capital stock issuances for the six month period ended June 30, 2016.

During the year ended December 31, 2015:

There were no capital stock issuances for the year ended December 31, 2015.

6.        Additional paid-in capital

a)	Stock options

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	579,000,200	$0.015	245,700,100	$0.030
Granted	-	-	334,500,100	0.015
Cancelled	(4,600,000)	(0.032)
Expired	(1,100,000)	(0.048)	(1,200,000)	(0.250)

Outstanding, end of period	573,300,200	$0.015	579,000,200	$0.015

Exercisable, end of period	566,550,200	$0.015	575,650,200	$0.015

During the six month period ended June 30, 2016:

The Company recorded $14,310 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2015:

On January 30, 2015, the Company granted the option to acquire 4,500,000 shares of common stock at a price of $0.03 per share to 14 individuals. The fair value of the options granted was $42,858. During the year the Company recognized fair value of $10,964 and will recognize the balance over the vesting period for the unvested options.

On April 22, 2015, the Board of Directors approved the modification of the exercise price to acquire 12,400,000 shares of common stock of the Company from $0.03 per share to $0.015 per share held by 20 individuals. There was no increase in the fair value of the options from this modification. None of these option agreements have been executed.

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

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The options outstanding at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 4, 2016	-	$-	-	1,000,000	$0.050	-
May 23, 2016	-	$-	-	100,000	$0.050	-
May 27, 2017	400,000	$0.050	-	400,000	$0.050	-
May 31, 2017	500,000	$0.250	-	500,000	$0.250
August 16, 2017	250,000	$0.050	-	250,000	$0.050	-
December 28, 2017	1,000,000	$0.030	-	1,000,000	$0.030	-
January 28, 2018	1,700,000	$0.030	-	2,300,000	$0.030	-
March 26, 2018	500,000	$0.030	-	500,000	$0.030	-
April 9, 2018	1,000,000	$0.030	-	1,000,000	$0.030	-
October 1, 2018	-	$-	-	500,000	$0.030	-
February 7, 2019	-	$-	-	700,000	$0.030	-
April 18,2019	-	$-	-	2,000,000	$0.030	-
May 21, 2019	500,000	$0.030	-	500,000	$0.030	-
July 25, 2019	1,000,000	$0.030	-	1,000,000	$0.030	-
August 1, 2019	1,250,000	$0.030	-	1,250,000	$0.030	-
August 26, 2019	1,500,000	$0.030	-	1,500,000	$0.030	-
January 30, 2020	3,700,000	$0.030	-	4,500,000	$0.030	-
May 29, 2020	560,000,200	$0.015		560,000,200	$0.015
Total	573,300,200	$0.015	-	579,000,200	$0.015	-
Weighted Average Remaining Contractual Life	3.88			4.37

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	June 30, 2016	December 31, 2015

Risk-free interest rate	n/a	1.68%
Expected life	n/a	5 years
Expected dividends	n/a	0%
Expected volatility	n/a	194%
Forfeiture rate	n/a	0%

The weighted average fair value for the options granted during the six months ended June 30, 2016 was $nil (2015: $0.01).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended June 30 2016 (unaudited)		Three Months Ended June 30 2015 (unaudited)	Six Months Ended June 30 2016 (unaudited)	Six Months Ended June 30 2015 (unaudited)

Interest expense	$-		$3,184,459	$-	$3,184,459
Product development	1,663		1,631	11,559	11,112
Professional	747		816	1,325	2,175
General, selling and administration		-	14,428	1,426	16,780

	$2,410		$3,201,334	$14,310	$3,214,526

7.       Related party transactions and balances

	Three months ended June 30, 2016 (unaudited)	Three months ended June 30, 2015 (unaudited)	Six months ended June 30, 2016 (unaudited)	Six months ended June 30, 2015 (unaudited)

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$ 73,882	$ 76,557	$ 138,863	$ 153,113
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	272,777	230,809	536,491	448,748
Interest expense from the grant of stock options to the Chairman & Chief Executive Officer	-	3,184,459	-	3,184,459
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	94,800	94,800
Consulting fees paid to the former President of the Company	-	46,500	15,500	93,000

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

9.       Subsequent Events

a)	On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:
·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002; and
·	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years.

b)	On December 21, 2016, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares.

c)	On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company cannot complete its stock split due to its deficient reporting status with the SEC. The reverse share split is pending approval from the SEC and other regulatory bodies.

d)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.
18

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

Under the terms of agreement, in exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company would be required to:

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

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company has filed the amendment to its articles to effect the reverse split with the State of Nevada. The Company cannot complete its stock split due to its deficient reporting status with the SEC. The reverse share split is pending approval from the SEC and other regulatory bodies.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and 2015, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

Six Months Ended June 30, 2016

	Six Months Ended June 30

			Percentage	Amount
	2016	2015	Increase /	Increase /
			(Decrease)	(Decrease)

Operating Expenses
General, selling and administrative	201,864	448,193	(55)	(246,329)
Product development	322,985	277,700	20	55,285
Professional fees	37,987	122,160	(69)	(84,173)
Total Operating Expenses	572,836	848,053	(32)	(275,217)

Other Items
Foreign exchange gain	—	(1,532)	(100)	(1,532)
Interest expenses	853,148	3,967,391	(78)	3,114,243
Net Loss	$1,425,984	4,813,912	(70)	$3,387,928

The net loss for the six months ended June 30, 2016 was reduced by 70% ($3,387,928) from the same period in the prior year as a result of the grant of options with a fair value of $3,184,459 as part of the consideration for providing an increase in the borrowing limit of the primary line of credit facility the Company has available. There was not similar transaction during the current period ended. The fair value of the options granted accounted for 94% of the total reduction in net loss from the prior year. The balance of the reduction in net loss can be attributed to a reduction in the sales, marketing and diabetes care facilitators in the United States effective January 31, 2016.

Consolidated Results of Operations (continued)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015, there was significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30,	Six Months Ended June 30,	Amount Increase / (Decrease)
	2016	2015

General, selling and administrative:
Salaries & consulting fees	$143,000	$303,000	$ (160,000)
Stock based compensation	2,000	17,000	(15,000)
Travel and trade-shows	25,000	70,000	(45,000)
Rent of corporate offices	4,000	13,000	(9,000)
Website & information technology	14,000	23,000	(9,000)
Other general & administrative costs	14,000	22,000	(8,000)
Total	$202,000	$448,000	$ (246,000)

All of categories of general, selling and administrative costs were reduced as compared to the same period in the prior year. During Q1 2016, the Company reduced its general and administrative operating expenditures as compared to the same period in 2015 as it reduced its sales and marketing team in the United States. The cash-based general & administrative expenditure decreased by approximately $231,000 during the six months ended June 30, 2016 as compared to the prior year period.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to an increase in external consulting services related to the Insulin Dosage Adjustment 510K application and the Company quality system and an increase in development personnel.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Amount Increase / (Decrease)

Professionals retained	$26,000	$27,000	$ (1,000)
Corporate auditor	-	24,000	(24,000)
Stock based compensation	600	1,400	(800)
Legal Fees	3,900	24,600	(20,700)
Diabetes care facilitators	7,500	45,000	(37,500)
Total	$38,000	$122,000	$ (84,000)

The decrease in professional fees can be attributed to the Company not filing its 2016 Form 10Qs and its 2015 10K for 2015 during the 2016 fiscal year and terminating its United States Diabetes Care Facilitators.

Consolidated Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016	Six months ended June 30, 2015

Interest expense incurred on promissory notes	$243,000	$258,000
Interest expense incurred on lines of credit	536,000	450,000
Imputed interest on zero interest loans	74,000	75,000
Interest expense related to stock options granted	—	3,184,000
Total	$853,000	$3,967,000

Interest on Promissory Notes

There were not substantial changes in the amount of promissory notes outstanding from June 30, 2015 to June 30, 2016. Related to its promissory notes outstanding, the Company incurred interest expense of $243,000 for the six months ended June 30, 2016 and 258,000 for the six months ended June 30, 2015. The difference of interest expense relates to certain related party creditors reducing the interest rate charged on their promissory notes owed by the Company.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	June 30, 2016	June 30, 2015	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of Credit provided by Sidney Chan	$7,189,000	$5,888,000	$1,301,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$9,189,000	$7,888,000	$1,301,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Six Months	Six Months	Amount ($)
	Ended June 30,	Ended June 30,	Increase / (Decrease)
	2016	2015

Interest expense incurred on line of credit from Sidney Chan	$416,000	$330,000	$86,000
Interest expense incurred on line of credit from Christine Kan	120,000	120,000	-
Total	$536,000	$450,000	$86,000

Imputed Interest

During the 2016 and 2015 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”.

Consolidated Results of Operations (continued)

Three Months Ended June 30, 2016

	Three Months Ended June 30

			Percentage	Amount
	2016	2015	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	80,288	227,823	(65)	(147,536)
Product development	177,516	145,588	22	31,298
Professional fees	13,419	63,571	(79)	(50,152)
Total Operating Expenses	271,223	436,982	(38)	(165,760)

Other Items
Foreign exchange gain	-	278	(100)	(278)
Interest expenses	425,134	3,582,139	(88)	(3,157,005)
Net Loss	$696,356	$4,019,399	(83)	$(3,323,043)

The net loss for the three months ended June 30, 2016 was reduced by 83% ($3,323,043) as compared to the same period in the prior year as a result of 2015 grant of options with a fair value of $3,184,459 as partial consideration for receiving an increase in the borrowing limit of the primary line of credit facility the Company has available. There was not similar transaction during the current period ended. The fair value of the options granted accounted for 96% of the total reduction in net loss from the prior year. The balance of the reduction in net loss can be attributed to a reduction in the sales, marketing and diabetes care facilitators in the United States effective January 31, 2016.

Liquidity and Capital Resources

Working Capital
	As At June 30, 2016	As At December 31, 2015	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$37,749	$54,253	(16,504)	(30)
Current Liabilities	$21,997,185	$20,676,225	1,320,960	6
Working Deficiency	$(21,959,436)	$(20,621,972)	1,337,465	6

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

Current Assets

The Company’s current assets as at June 30, 2016 and December 31, 2015 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $21,997,185 as at June 30, 2016 as compared to $20,676,225 as at December 31, 2015. Current liabilities were as follows:

	June 30, 2016	December 31, 2015	Change $	Change %
Accounts payable and accrued liabilities	$962,559	$982,069	$(19,510)	(2)
Interest payable	3,377,478	3,135,742	241,735	8
Lines of credit to related parties	12,370,830	11,272,094	1,098,736	10
Promissory notes payable to related parties	2,891,966	2,891,966	-	0
Promissory notes payable	2,394,353	2,394,353	-	0
Total current liabilities	$21,997,186	$20,676,225	$1,320,961	6

The increase in interest payable of $241,735 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $1,099,000 is attributable to borrowings of

-	$562,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$537,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows used in Operating Activities	$(577,184)	$(812,975)
Cash Flows provided by Financing Activities	$562,245	$791,018
Net decrease in Cash During Period	$(14,939)	$(21,957)

Cash Balances and Working Capital

As of June 30, 2016, the Company’s cash balance was $37,749 compared to $52,688 as of December 31, 2015.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2016 was $577,000 as compared to $813,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Product Development Consulting and Expenses	$333,000	$278,000
Management and Employees Compensation	$143,000	$303,000
Professional Fees	$38,000	$122,000
Travel and Trade Shows	$25,000	$70,000
Other	$38,000	$40,000
Cash used in Operations	$577,000	$813,000

The majority of the expenditures were to pay product development costs, professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2016 was $562,000 as compared to $791,000 sourced during the same period in the prior year. The funds were sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2016 and 2015 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable. Subsequent to June 30, 2016, the Company received an increase in the borrowing limit available from the Chairman of the Board.

Short and Long Term Liquidity

As of June 30, 2016, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$962,558	$962,558	$—	$—	$—
Interest payable	3,377,478	3,377,478	—	—	—
Line of credit	12,370,830	12,370,830	—	—	—
Promissory notes to related parties	2,891,966	2,891,966
Promissory notes to arm’s length parties	2,394,353	2,394,353	—	—	—
	$21,997,185	$21,997,185	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no other changes from the period beginning April 1, 2016 to the date of this 10Q.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2016, the Company had promissory notes payable and related interest payable, totalling $8,663,797 in default.

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
33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 2017.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

