Form 10-Q
period 2017-09-30
ALR TECHNOLOGIES INC.
filed 2017-12-29
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

September 30, 2016 and 2015

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	September 30 2016	December 31, 2015
	(unaudited)

Assets
Current assets:
Cash	$679	$52,688
Prepaid expenses and other		1,565
Total assets	$679	$54,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$984,877	$982,069
Interest payable	3,503,696	3,135,742
Lines of credit from related parties	12,830,338	11,272,094
Related party promissory notes payable	2,891,966	2,891,966
Unrelated party promissory notes payable	2,394,353	2,394,353
Total liabilities	22,605,230	20,676,225

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2015 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2015 - No) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 2,000,000,000 (December 31, 2015 – 2,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2015 – 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	48,173,772	40,727,569
Accumulated deficit	(71,021,100)	(61,592,317)
Stockholders’ deficit	(22,604,551)	(20,621,972)
Total liabilities and stockholders’ deficit	$679	$54,253

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Expenses
General, selling and administration	$75,520	$187,516	$277,384	$635,709
Product development costs	124,497	130,913	457,482	408,613
Professional fees	41,472	45,395	79,459	167,555
Loss from operations	241,489	363,824	814,325	1,211,877

Other Expenses (Income)
Foreign exchange (gain) loss	—	(1,281)	—	(2,813)
Interest	7,761,309	408,331	8,614,457	4,375,722
Total Other Expenses	7,761,309	407,050	8,614,457	4,372,909
Net loss	$(8,002,798)	$(770,874)	$(9,428,782)	$(5,584,786)
Loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.02)

Weighted average shares outstanding, basic and diluted	242,777,909	242,777,909	242,777,909	242,777,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(9,428,782)	$(5,584,787)
Stock-based compensation-interest expense	7,318,539	3,184,459
Stock-based compensation-product development costs	13,096	12,743
Stock-based compensation-selling, general and administration	2,672	18,568
Stock-based compensation-professional fees	577	2,989
Non-cash imputed interest expenses	111,318	111,531
Accrued interest on line of credit	815,754	690,658

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,565	855
Increase (decrease) in accounts payable and accrued liabilities	2,808	10,971
Increase in interest payable	367,953	386,678

Net cash used in operating activities	(794,500)	(1,165,335)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	742,491	1,137,449
Net cash provided by financing activities	742,491	1,137,449

Decrease in cash	(52,009)	(27,886)
Cash, beginning of period	52,688	58,842
Cash, end of period	$679	$30,956

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine month periods ended September 30, 2016 and 2015 of $9,428,782 and $5,584,786. In addition, losses incurred for the years ended December 31, 2015 and 2014 were $6,298,813 and $6,435,551. As of September 30, 2016, the Company is currently unable to self-finance its operations, has a working capital deficit of $22,604,551 (December 31, 2015 - $20,621,972), an accumulated deficit of $71,021,100 (December 31, 2015 - $61,592,317), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $22,605,230 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000 (As of September 30, 2016 the total principal balance outstanding was $9,369,483). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities, and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of September 30, 2016 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and December 31, 2015 and the results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the nine month period ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		September 30, 2016	December 31, 2015

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		September 30,	December 31,
		2016	2015

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2014	$2,620,172
Interest incurred on promissory notes payable	515,571

Balance, December 31, 2015	3,135,743
Interest incurred on promissory notes payable	367,953

Balance, September 30, 2016	$3,503,696

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

c)       Interest payable (continued)

	September 30,	December 31,
	2016	2015

Related parties (relatives of the Chairman)	1,881,621	$1,658,977
Non-related parties	1,622,075	1,476,766

	3,503,696	$3,135,743

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the nine months ended September 30, 2016, the Company incurred interest expense of $8,614,457(2015: $4,375,722) substantially as follows:

-	$367,953 (2015: $386,678) incurred on promissory notes payables;
-	$815,753 (2015: $690,658) incurred on lines of credit payable, and
-	$111,319 (2015: $111,531) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;
-	$7,318,539 (2015: $3,184,459) incurred on stock options granted to creditors (note 6(a)).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of September 30, 2016, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	$ 7,369,483	$ 2,264,469	$ 9,633,953	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	2,000,000	1,196,385	3,196,385	General Security over Assets	General Corporate Requirements
		$10,500,000		$ 9,369,483	$ 3,460,854	$ 12,830,338

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5.       Capital Stock (continued)

b)       Issued Capital Stock

During the period ended September 30, 2016:

There were no capital stock issuances for the nine month period ended September 30, 2016.

During the year ended December 31, 2015:

There were no capital stock issuances for the year ended December 31, 2015.

6.        Additional paid-in capital

a)	Stock options

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	579,000,200	$0.015	245,700,100	$0.030
Granted	4,390,001,300	0.002	334,500,100	0.015
Cancelled	(5,350,000)	(0.032)	-	-
Expired	(1,100,000)	(0.048)	(1,200,000)	(0.250)

Outstanding, end of period	4,962,551,500	$0.003	579,000,200	$0.015

Exercisable, end of period	4,955,801,500	$0.003	575,650,200	$0.015

During the nine month period ended September 30, 2016:

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. In exchange for Mr. Chan making available the additional borrowing limit on the line of credit, the Company:

·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse, Ms. Kan, from $0.015 to $0.002; and
·	granted Mr. Chan and Ms. Kan the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years.

Ms. Kan is a creditor of the Company pursuant to a Line of Credit Agreement and certain promissory notes.

The interest expense recognized related to the option grant was $7,318,539.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

During the nine month period ended September 30, 2016:

The Company recorded $16,345 in compensation expense related to vesting of stock options granted in previous years.

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

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The options outstanding at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 4, 2016	-	$-	-	1,000,000	$0.050	-
May 23, 2016	-	$-	-	100,000	$0.050	-
May 27, 2017	400,000	$0.050	-	400,000	$0.050	-
May 31, 2017	500,000	$0.250	-	500,000	$0.250
August 16, 2017	250,000	$0.050	-	250,000	$0.050	-
December 28, 2017	1,000,000	$0.030	-	1,000,000	$0.030	-
January 28, 2018	1,500,000	$0.030	-	2,300,000	$0.030	-
March 26, 2018	500,000	$0.030	-	500,000	$0.030	-
April 9, 2018	1,000,000	$0.030	-	1,000,000	$0.030	-
October 1, 2018	-	$-	-	500,000	$0.030	-
February 7, 2019	-	$-	-	700,000	$0.030	-
April 18,2019	-	$-	-	2,000,000	$0.030	-
May 21, 2019	500,000	$0.030	-	500,000	$0.030	-
July 25, 2019	1,000,000	$0.030	-	1,000,000	$0.030	-
August 1, 2019	1,250,000	$0.030	-	1,250,000	$0.030	-
August 26, 2019	1,500,000	$0.030	-	1,500,000	$0.030	-
January 30, 2020	3,150,000	$0.030	-	4,500,000	$0.030	-
May 29, 2020	560,000,200	$0.002	-	560,000,200	$0.015	-
July 1, 2021	4,390,001,300	$0.002	-	-	-	-
Total	4,962,551,200	$0.002	-	579,000,200	$0.015	-
Weighted Average Remaining Contractual Life	4.62			4.37

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	September 30, 2016	December 31, 2015

Risk-free interest rate	1.68%	1.68%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	210%	194%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2016 was $0.002 (2015: $0.01).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended September 30 2016 (unaudited)	Three Months Ended September 30 2015 (unaudited)	Nine Months Ended September 30 2016 (unaudited)	Nine Months Ended September 30 2015 (unaudited)

Interest expense	$7,318,539	$—	$7,318,539	$3,184,459
Product development	1,538	1,631	13,096	12,743
Professional	—	815	577	2,990
General, selling and administration	498	1,789	2,672	18,575

	$7,320,575	$4,235	$7,334,884	$3,218,767

7.       Related party transactions and balances

	Three months ended September 30, 2016 (unaudited)	Three months ended September 30, 2015 (unaudited)	Nine months ended September 30, 2016 (unaudited)	Nine months ended September 30, 2015 (unaudited)

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$74,782	$76,557	$213,645	$229,670
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	339,262	241,910	815,753	690,658
Interest expense from the grant of stock options to the Chairman & Chief Executive Officer	7,318,539	—	7,318,539	3,184,459
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	142,200	142,200
Consulting fees paid to the former President of the Company	—	46,500	15,500	139,500

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

9.       Subsequent Events

a)	On December 21, 2016, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares.

b)	On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company cannot complete its stock split due to its deficient reporting status with the SEC. The reverse share split is pending approval from the SEC and other regulatory bodies.

c)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.
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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2016

	Nine Months Ended September 30

			Percentage	Amount
	2016	2015	Increase /	Increase /
			(Decrease)	(Decrease)

Operating Expenses
General, selling and administrative	$277,384	$635,709	(56)	(358,325)
Product development	457,482	408,613	12	48,869
Professional fees	79,459	167,555	(53)	(88,096)
Total Operating Expenses	814,325	1,211,877	(33)	(397,552)

Other Items
Foreign exchange gain	-	(2,813)	(100)	(2,813)
Interest expenses	8,614,457	4,375,722	97	4,238,735
Net Loss	$9,428,782	$5,584,786	69	3,843,996

The net loss for the Company’s nine months ended September 30, 2016 and September 30, 2015 was significantly impacted by the grant of options to obtain additional debt financing:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Options Granted as Consideration	4,390,001,300	230,000,100
Value of Options Granted as Consideration	$7,318,539	$3,184,459
Percentage of Net Loss	78%	57%

Consolidated Results of Operations (continued)

The net loss for the nine months ended September 30, 2016 increased by 69% ($3,843,996) from the same period in the prior year as a result of the grant of options with a fair value of $7,318,539 as consideration for receiving an increase in the borrowing limit of the primary line of credit facility the Company has available. During the same period in the previous year, the Company incurred expense of $3,184,459 with respect to options granted for increasing the borrowing limit on the line of credit facility the Company had available. The fair value of the options granted accounted for 110% of the total increase in net loss from the same period in the prior year. At the operating expenses level, the Company had a reduction in net loss attributed to a reduction in the sales, marketing and diabetes care facilitators in the United States effective January 31, 2016.

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015, there was significant variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount Increase / (Decrease) ($)
	2016	2015

General, selling and administrative:
Salaries & consulting fees	$191,000	$454,000	(263,000)
Stock based compensation	3,000	19,000	(16,000)
Travel and trade-shows	31,000	87,000	(56,000)
Rent of corporate offices	7,000	20,000	(13,000)
Website & information technology	19,000	26,000	(7,000)
Other general & administrative costs	26,000	30,000	(4,000)
Total	$277,000	$636,000	(359,000)

All of categories of general, selling and administrative costs were reduced as compared to the same period in the prior year. During 2016, the Company reduced its general and administrative operating expenditures as compared to the same period in 2015 as it reduced its sales and marketing team in the United States. The cash-based general & administrative expenditure decreased by approximately $343,000 during the nine month period ended September 30, 2016 as compared to the prior year period.

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

Consolidated Results of Operations (continued)

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

Professional Fees:	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Amount Increase / (Decrease)

Professionals retained	$40,000	$40,000	$ -
Corporate auditor	-	33,000	(33,000)
Stock based compensation	600	3,000	(2,400)
Legal fees	30,900	25,000	5,900
Diabetes care facilitators	7,500	66,000	(58,500)
Total	$79,000	$167,000	$ (88,000)

The decrease in professional fees can be attributed to the Company not filing its 2016 Form 10Qs and its 2015 10K for 2015 during the 2016 fiscal year and terminating its United States Diabetes Care Facilitators.

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Interest expense incurred on promissory notes	$371,000	$387,000
Interest expense incurred on lines of credit	816,000	691,000
Imputed interest on zero interest loans	111,000	112,000
Interest expense related to stock options granted	7,319,000	3,184,000
Other	(3,000)	2,000
Total	$8,614,000	$4,376,000

Interest on Promissory Notes

There were not substantial changes in the amount of promissory notes outstanding from September 30, 2015 to September 30, 2016. Related to its promissory notes outstanding, the Company incurred interest expense of $371,000 for the nine months ended September 30, 2016 and $387,000 for the nine months ended September 30, 2015. The difference of interest expense relates to certain related party creditors reducing the interest rate charged on their promissory notes owed by the Company.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	September 30, 2016	September 30, 2015	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of Credit provided by Sidney Chan	$7,369,000	$6,234,000	$1,135,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$9,369,000	$8,234,000	$1,135,000

Consolidated Results of Operations (continued)

Interest on Lines of Credit (continued)

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Nine Months	Nine Months	Amount ($)
	Ended September 30,	Ended September 30,	Increase / (Decrease)
	2016	2015

Interest expense incurred on line of credit from Sidney Chan	$636,000	$511,000	$125,000
Interest expense incurred on line of credit from Christine Kan	180,000	180,000	-
Total	$816,000	$691,000	$125,000

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

Interest Expense Related to Stock Options Granted

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. In exchange for Mr. Chan making available the additional borrowing limit on the line of credit, the Company granted Mr. Chan and his spouse the option to acquire 4,390,001,300 shares of common stock of the Company. The Company utilized the Black Scholes option pricing model to calculate the fair value of these options. The interest expense recognized related to the option grant was $7,318,539, which was all recognized during 2015 since the line of credit is due on demand and has no other terms of repayment.

On May 29, 2015, the Company and Sidney Chan, the Chairman and Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000 (Note 4). In exchange for Mr. Chan making available the additional borrowing room, the Company granted Mr. Chan and his spouse the option to purchase 330,000,100 shares of common stock of the Company. The Company utilized the Black Scholes option pricing model to calculate the fair value of these options. The interest expense recognized related to the option grant was $3,184,459, which was all recognized during 2015 since the line of credit is due on demand and has no other terms of repayment.

Consolidated Results of Operations (continued)

Three Months Ended September 30, 2016

	Three Months Ended September 30

			Percentage	Amount
	2016	2015	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$75,520	$187,516	(60)	(111,996)
Product development	124,497	130,913	(5)	(6,416)
Professional fees	41,472	45,395	(9)	(3,923)
Total Operating Expenses	241,489	363,824	(34)	(122,335)

Other Items
Foreign exchange gain	-	(1,281)	(100)	(1,281)
Interest expenses	7,761,371	408,331	1801	7,353,040
Net Loss	$8,002,860	$770,874	938	7,231,986

The net loss for the three months ended September 30, 2016 increased by 938% ($7,231,986) as compared to the same period in the prior year as a result of the Q3 2016 grant of option to acquire shares of common stock of the Company with a fair value of $7,318,539 as consideration for receiving an increase in the borrowing limit of the primary line of credit facility the Company has available. There was not similar transaction during the comparable period in the prior year ended. The fair value of the options granted accounted for 101% of the increase in net loss from the prior year. The balance of the reduction in net loss can be attributed to a reduction in the sales, marketing and diabetes care facilitators in the United States effective January 31, 2016.

Liquidity and Capital Resources

Working Capital
	As At September 30, 2016	As At December 31, 2015	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$679	$54,253	(53,574)	(98)
Current Liabilities	$22,605,229	$20,676,225	1,929,004	9
Working Deficiency	$(22,604,550)	$(20,621,972)	(1,982,578)	10

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

Current Assets

The Company’s current assets as at September 30, 2016 and December 31, 2015 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $ as at September 30, 2016 as compared to $20,676,225 as at December 31, 2015. Current liabilities were as follows:

	September 30, 2016	December 31, 2015	Change $	Change %
Accounts payable and accrued liabilities	$984,877	$982,069	2,807	0
Interest payable	3,503,696	3,135,742	367,954	12
Lines of credit to related parties	12,830,338	11,272,094	1,558,244	14
Promissory notes payable to related parties	2,891,966	2,891,966	—	0
Promissory notes payable	2,394,353	2,394,353	—	0
Total current liabilities	$22,605,230	$20,676,225	1,929,004	9

The increase in interest payable of $367,953 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of $1,558,244 is attributable to borrowings as follows:

-	$742,491 to fund operations, product development activities and overhead; and
-	$815,753 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash Flows used in Operating Activities	$(794,500)	$(1,165,335)
Cash Flows provided by Financing Activities	$742,491	$1,137,449
Net decrease in Cash During Period	$(52,009)	$(27,886)

Cash Balances and Working Capital

As of September 30, 2016, the Company’s cash balance was $679 compared to $52,688 as of December 31, 2015.

Cash Provided by (Used in) Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2016 was $791,175 as compared to $1,165,335 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Product Development Consulting and Expenses	$444,000	$396,000
Management and Employees Compensation	$79,000	$165,000
Professional Fees	$191,000	$454,000
Travel and Trade Shows	$25,000	$87,000
Other	$55,000	$63,000
Cash used in Operations	$794,000	$1,165,000

The majority of the expenditures were to pay product development costs, professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine month period ended September 30, 2016 was $742,000 as compared to $1,137,000 sourced during the same period in the prior year. The funds were sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2016 and 2015 covered the operating, product development and market development requirements for the Company repaid certain advances and accounts payable.

Short and Long Term Liquidity

As of September 30, 2016, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$984,877	$984,877	$—	$—	$—
Interest payable	3,503,696	3,503,696	—	—	—
Line of credit	12,830,338	12,830,338	—	—	—
Promissory notes to related parties	2,891,966	2,891,966
Promissory notes to arm’s length parties	2,394,353	2,394,353	—	—	—
	$22,605,230	$22,605,230	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no other changes from the period beginning July 1, 2016 to the date of this 10Q.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2016, the Company had promissory notes payable and related interest payable, totalling $8,790,015 in default.

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
34

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

