Form 10-K
period 2016-12-31
ALR TECHNOLOGIES INC.
filed 2018-02-02
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at February 2, 2018, 242,777,909 shares of the registrant’s common stock were outstanding.

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

Recent Developments – Subsequent to December 31, 2016

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

On January 31, 2018, the Company’s Board of Directors approved the following grants:

·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2016 include $180,666 (December 31, 2015 - $180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount. Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2016	0.00	0.00
September 30, 2016	0.00	0.00
June 30, 2016	0.00	0.00
March 31, 2016	0.00	0.00
December 31, 2015	0.01	0.00
September 30, 2015	0.01	0.00
June 30, 2015	0.02	0.00
March 31, 2015	0.02	0.01

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2016, there were 242,777,909 common shares of the Company issued and outstanding.

As at December 31, 2016, there were 136 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Recent Sales of Unregistered Securities

There were no issuance of securities that were not under a registration statement during the year ended December 31, 2016 and the subsequent period to the date of this Form 10K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2016.

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

Revenue

The Company did not generate any revenue in 2016 or 2015. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Management System, a patient monitoring, compliance and communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals. In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Diabetes Management System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2016 fiscal year, the majority of the Company’s product development efforts were expended to:

·	further development IDA;
·	respond to questions from the FDA for its 510K clearance application for IDA;
·	design, develop and advance Predictive A1c;
·	prepare for additional functionality to enhance care facilitation activity;
·	implement advances as a result of pilot program feedback, and
·	other general advances of the Diabetes Management System.

            With the completion of the Diabetes Management System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Diabetes Management System.

Product development and research costs were $565,804 in 2016 and $522,918 in 2015.

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

The Company has an operating lines of credit with a borrowing limit of $10,500,000. As at December 31, 2016, the Company had borrowing available of approximately $872,000 on its line of credit. The Company does not have any other facilities readily available at this time. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations, overhead and repay its obligations.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. During 2016, the Company increased the borrowing limit from $9,000,000 to $10,500,000 with the expectation of achieving substantial sales during the 2016 fiscal year, which did not materialize. The Company may require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2016 were $23,234,761. A total of approximately $18,200,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Health-e-Connect System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2015 and 2016 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through sales of the Health-e-Connect Remote Diabetes Management Program.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2015, the Company’s two officers were paid from the line of credit financing available.

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided by himself.
-	William Smith, President, was paid $15,500 per month.

Mr. Chan’s compensation for 2016 was the same as disclosed for 2015 above. Effective January 31, 2016 William Smith resigned from his position was President. During the 2016 fiscal year, William Smith was paid $15,500.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2015 and 2016, the Company did not grant any incentive options to its directors for services. The Company granted Mr. Chan the option to acquire shares of common stock in exchange for increasing the borrowing limit on the line of credit he has provided to the Company.

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

Issued Preferred Stock

No shares of preferred stock have been issued

Stock Options

Options to acquire 4,962,301,500 shares of common stock are outstanding.

Results of Operations

December 31, 2016 compared to December 31, 2015

			Amount ($)	Percentage (%)
	2016	2015	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General and administrative	$354,948	$836,756	(481,808)	(58)
Product development	565,804	522,918	42,886	8
Professional fees	108,275	217,454	(109,179)	(50)
	1,029,027	1,577,124	(548,101)	(35)

Other items
Foreign exchange gain	-	(3,483)	3,483	100
Interest expenses	9,064,706	4,795,168	4,269538	89
Recovery of expense	-	(70,000)	70,000	100

Net Loss	$10,093,733	$6,298,813	(3,794,920)	(60)

The net loss for the Company’s year ended December 31, 2016 and December 31, 2015 was significantly impacted by the grant of options to obtain additional debt financing:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Options Granted as Consideration	4,390,001,300	230,000,100
Value of Options Granted as Consideration	$ 7,318,539	$ 3,184,459
Percentage of Net Loss	73%	51%

The net loss for the year ended December 31, 2016 increased by 60% ($3,794,920) from prior year as a result of the grant of options with a fair value of $7,318,539 as consideration for receiving an increase in the borrowing limit of the primary line of credit facility the Company has available. During the same period in the previous year, the Company incurred expense of $3,184,459 with respect to options granted for increasing the borrowing limit on the line of credit facility the Company had available. The additional fair value of the options granted in 2016 accounted for 109% of the total increase in net loss from the same period in the prior year. At the operating expenses level, the Company had a significant reduction in net loss attributed to a reduction in the sales, marketing and diabetes care facilitators in the United States effective January 31, 2016.

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

Results of Operations (continued)

During the year the Company had a significant reduction in the general and administrative expenses incurred by type of general and administrative cost, the variance can be seen as follows:

			Amount ($)
	2016	2015	Increase /
			(Decrease)

General and administrative:
Management salaries & consulting fees	$256,000	$602,000	(346,000)
Stock based compensation	3,000	20,000	(17,000)
Travel and trade-shows	52,000	110,000	(58,000)
Rent of corporate office	9,000	23,000	(14,000)
Website & information technology	24,000	37,000	(13,000)
Other general & administrative costs	11,000	45,000	(34,000)
Total	$355,000	$837,000	(482,000)

The cash-based general & administrative expenditure decreased by approximately $465,000 during the 2016 fiscal year as compared to the 2015 fiscal year. During the 2016 fiscal year, the Company reduced its general and administrative operating expenditures as compared to 2015 as it reduced its sales and marketing team in the United States. We anticipate that operating expenses for 2017 will be similar to the amounts in 2016, before any new endeavors or projects.

Product development

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The increase from the prior year is related to the level of services required by the development team of the Company and for additional developers and testers retained. For the 2016 fiscal year, the Company was anticipating a 5% increase in product development costs from 2015 which was in line with the actual percentage increase as a result of the full year from new full-time personnel that were hired part way through 2015.

For the 2017 fiscal year, the Company is anticipating similar or reduced overall development expenditures as the number of individuals under contract was lower for the 2017 fiscal year as compared to 2016.

Interest expense

Interest expense was incurred from the following sources for years ended December 31, 2016 and 2015:

			Amount ($) Increase / (Decrease)
Interest Expense:	2016	2015

Interest expense incurred on promissory notes	494,000	516,000	$(12,000)
Interest expense incurred on lines of credit	1,102,000	944,000	158,000
Imputed interest on zero interest loans	148,000	149,000	(1,000)
Stock options granted for promissory notes	7,319,000	3,184,000	4,135,000
Other	2,000	2,000	-
Total	$9,065,000	$4,795,000	$4,270,000

Interest on Promissory Notes

Interest on promissory notes was the same as the prior year as there were no repayments, issuances or changes, in any of the promissory notes from December 31, 2015 to December 31, 2016, with the exception of the interest rate on promissory notes totaling 695,000 was reduced from 12% per annum to 6% per annum effective January 1, 2015. The full amount of the reduction for 2015 and 2016 was recognized in the 2016 fiscal year.

Results of Operations (continued)

Interest Expense (continued)

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

	Dec 31	Dec 31	Amount ($) Increase /
Lines of Credit:	2016	2015

Line of Credit provided by Sidney Chan	$7,628,000	$6,627,000	$1,001,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$9,628,000	$8,627,000	$1,001,000

Interest on Lines of Credit

The Company interest expense on the lines of credit as follows:

	Year Ended	Year Ended	Amount ($)
Interest Expense on Line of Credit :	2016	2015	Increase /

Interest expense incurred on line of credit from Sidney Chan during the year	$862,000	$704,000	$158,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$1,102,000	$944,000	$158,000

During the 2016 fiscal year, the Company had borrowed an additional $1,001,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed during the 2015 fiscal year, this borrowing during 2016 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2017, the Company financed its operations through line of credit borrowing facilities which as a result, its interest expense related to the line of credit facilities further increased.

Imputed Interest

During the 2016 and 2015 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item “additional paid-in capital”. The Company’s zero interest instruments were as follows as at December 31, 2016 and 2015:

			Amount ($) (Decrease)
Zero Interest Instruments:	2016	2015

Accounts Payable (older than one year)	$666,000	$665,000	$1,000
Promissory Notes to unrelated parties	571,000	571,000	-
Total	$1,237,000	$1,236,000	$1,000

The Company incurred imputed interest as follows:

			Amount ($) Increase / (Decrease)
Imputed Interest Expense:	2016	2015

Accounts Payable (older than one year)	$80,000	$80,000	$-
Promissory Notes to unrelated parties	68,000	68,000	-
Total	$148,000	$148,000	$-

Moving forward, we anticipate the expense to be consistent with the amount incurred in the 2016 fiscal year unless accounts payable or promissory notes payable without interest materially change.

Results of Operations (continued)

Interest Expense (continued)

Stock Based Compensation

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002;
·	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years

The interest expense recognized related to the option grant was $7,318,539.

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

During the 2017 fiscal year, the Company did not grant any options as compensation for financing and therefore does not anticipate any related interest expense.

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

During the year, there was not a significant reduction in the total expense incurred. By type of professional fee expense, the variance can be seen as follows:

			Amount ($)
Professional Fees:	2016	2015	Increase /
			(Decrease)

Legal Fees	50,000	35,000	15,000
Diabetes care facilitators	7,000	88,000	(81,000)
Professional advisors retained	51,000	53,000	(2,000)
Corporate auditor - Year-end and quarterly review	-	37,000	(37,000)
Stock based compensation	-	4,000	(4,000)
Total	$108,000	$217,000	(109,000)

The the decrease in professional fees for the 2016 year from the prior year can be attributed to

a) the Company reducing its US based budget for sales, marketing and diabetes care facilitators;

b) the Company retaining additional legal counsel to respond to the complaint and filing against the Company by MyHealth, and

c) the Company becoming deficient with its SEC reporting requirements and not completing its quarterly reviews or year-end audit during the fiscal year.

During the 2017 fiscal year, the Company is anticipating the professional fees to increase as it incurred legal fees in winning its case with MyHealth and incurred audit fees as part of the process of becoming compliant with the reporting requirements of the SEC.

Liquidity and Capital Resources

Cash Balances

The Company’s cash balance was $2,607 at December 31, 2016 and $52,688 at December 31, 2015.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2016	As At December 31, 2015	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$4,000	$54,000	(50,000)	(93)
Current Liabilities	$23,235,000	$20,676,000	2,559,000	12
Working Deficiency	$(23,231,000)	$(20,622,000)	(2,609,000)	12

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

Current Liabilities

The Company has current liabilities of $23,235,000 as at December 31, 2016 as compared to $20,676,000 as at December 31, 2015. Current liabilities were as follows:

	December 31, 2016	December 31, 2015	Change ($)	Change (%)
Accounts payable and accrued liabilities	$943,000	$982,000	(39,000)	(4)
Interest payable	$3,630,000	$3,136,000	494,000	16
Line of credit	$13,376,000	$11,272,000	2,104,000	19
Promissory notes to related parties	$2,892,000	$2,892,000	-	-
Promissory notes to arm’s length parties	$2,394,000	$2,394,000	-	-
Total current liabilities	$23,235,000	$20,676,000	2,559,000	12

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and unclassified vendors of the Company.

Interest Payable

Interest payable relates to the accumulated, unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2016 to December 31, 2015 is equal to the interest expense incurred on both categories of promissory notes during the 2016 fiscal year.

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

Current Liabilities (continued)

Line of Credit

As of December 31, 2016, the Company has borrowed a total of $9,628,219 (2015 - $8,626,993) and has outstanding accrued interest of $3,747,343 (2015 - $2,645,101). During 2016, the Company borrowed $1,001,226 (2015 - $1,529,720) and incurred interest of $1,102,243 (2014 - $944,010).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2016, the Company has borrowed $2,000,000 (2015 - $2,000,000) and has accrued interest outstanding of $1,256,385 (2014 - $1,016,385). During the 2016 fiscal year, the Company borrowed $nil (2015 - $nil) and incurred interest of $240,000 (2014 - $240,000).

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000. As of December 31, 2016, the Company has borrowed $7,628,219 (2015 - $6,626,993) and has accrued interest outstanding of $2,490,958 (2015 - $1,628,716). During 2016 the Company borrowed $1,001,226 (2015 - $1,529,720) and incurred interest of $862,242 (2015 - $704,010).

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2016 - $10,093,733; 2015 - $6,298,813), is currently unable to self-finance its operations, has a working capital deficit of $23,230,725 (2015 - $20,621,972), an accumulated deficit of $71,686,050 (2015 - $61,592,317), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

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

Short and Long Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts payable & accrued liabilities	$943,000	$943,000	$-	$-	$-
Interest payable	$3,630,000	$3,630,000	-	-	-
Line of credit	$13,376,000	$13,376,000	-	-	-
Promissory notes to related parties	$2,892,000	$2,892,000	-	-	-
Promissory notes to arm’s length parties	$2,394,000	$2,394,000	-	-	-
	$23,235,000	$23,235,000	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Cash Flows used in Operating Activities	$(1,051,000)	$(1,536,000)
Cash Flows provided by Financing Activities	1,001,000	1,530,000
Net decrease in Cash During Period	$(50,000)	$(6,000)

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2016 totaled $1,051,000 as compared to $1,535,000 for year ended December 31, 2015. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2016	2015

Net loss	$(10,093,733)	$(6,298,813)

Stock-based compensation incurred for interest, product development, professionals and management personnel	7,336,554	3,222,992
Non-cash imputed interest expenses	148,426	148,620
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	136	5,145
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	(39,102)	(73,399)
Accrued interest on lines of credit	1,102,242	944,010
Accrued interest from promissory notes	494,170	515,571

Cash used in operating activities	(1,051,307)	(1,535,874)

Cash Proceeds from Financing Activities

During the year ended December 31, 2016, the Company borrowed $1,001,000 (2015 - $1,530,000) by drawing down on its operating line of credit from the Chairman of the Company.

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

Recent Accounting Pronouncements

i.       Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for annual and interim periods beginning after December 15, 2016. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ALR Technologies Inc.

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. (the “Company”) as at December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dale Matheson Carr-Hilton LaBonte LLP

Chartered PROFESSIONAL Accountants

Vancouver, Canada

February 2, 2018

ALR TECHNOLOGIES INC.

Consolidated Balance Sheets

($ United States)

December 31, 2016 and 2015

	2016	2015

Assets
Current assets:
Cash	$2,607	$52,688
Prepaid expenses	1,429	1,565
Total assets	$4,036	$54,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$942,967	$982,069
Promissory notes payable due to related parties	2,891,966	2,891,966
Promissory notes payable due to unrelated parties	2,394,353	2,394,353
Interest payable	3,629,913	3,135,743
Lines of credit from related parties	13,375,562	11,272,094
Total liabilities	23,234,761	20,676,225

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2015 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: No shares of preferred stock (2015: No) were issued and outstanding
Common stock
Authorized: 2,000,000,000 shares of common stock (2015 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (2015 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	48,212,548	40,727,568
Accumulated deficit	(71,686,050)	(61,592,317)
Stockholders’ deficit	(23,230,725)	(20,621,972)
Total liabilities and stockholders’ deficit	$4,036	$54,253

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Operations

($ United States)

Years Ended December 31, 2016 and 2015

	2016	2015

Operating Expenses
Product development	$565,804	$522,918
Professional fees	108,275	217,454
Selling, general and administration	354,948	836,756
Operating Loss	1,029,027	1,577,128
Foreign exchange gain	—	(3,483)
Recovery of expense	—	(70,000)
Interest expense	9,064,706	4,795,168
Net Loss	(10,093,733)	(6,298,813)

Weighted average number of shares of common stock outstanding, basic and diluted	242,777,909	242,777,909

Loss per share, basic and diluted	$(0.04)	$(0.03)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2015 to December 31, 2016

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	242,777,909	$242,777	$37,355,956	$(55,293,504)	$(17,694,771)
Imputed interest	—	—	148,621	—	148,621
Stock options granted as compensation	—	—	3,222,992	—	3,222,992
Net loss for the year	—	—		(6,298,813)	(6,298,813)
Balance, December 31, 2015	242,777,909	242,777	40,727,569	(61,592,317)	(20,621,972)
Imputed interest	—	—	148,426	—	148,426
Stock options granted as compensation	—	—	7,336,554	—	7,336,554
Net loss for the year	—	—		(10,093,733)	(10,093,733)
Balance, December 31, 2016	242,777,909	$242,777	$48,212,548	$(71,686,050)	$(23,230,725)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

($ United States)

Years Ended December 31, 2016 and 2015

	2016	2015

OPERATING ACTIVITIES
Net loss	$(10,093,733)	$(6,298,813)
Stock-based compensation-product development	14,268	14,374
Stock-based compensation-interest expenses	7,318,539	3,184,459
Stock-based compensation-selling, general and admin	3,170	20,355
Stock-based compensation-professional fees	577	3,804
Unpaid interest expense on line of credit	1,102,243	944,010
Non-cash imputed interest expense	148,426	148,620
Non-cash gain on reversal of accrual	—	(70,000)
Changes in assets and liabilities:
Decrease in prepaid expenses	136	5,145
Increase in accounts payable and accrued liabilities	(39,102)	(3,399)
Increase in interest payable	494,170	515,571

Net cash used in operating activities	(1,051,307)	(1,535,874)

FINANCING ACTIVITIES
Proceeds from lines of credit	1,001,226	1,529,720

Net cash provided by financing activities	1,001,226	1,529,720

Decrease in cash	(50,081)	(6,154)
Cash, beginning of year	52,688	58,842
Cash, end of year	$2,607	$52,688

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2016 - $10,093,733; 2015 - $6,298,813), is currently unable to self-finance its operations, has a working capital deficit of $23,230,725 (2015 - $20,621,972), accumulated deficit of $71,686,050 (2015 - $61,592,317), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $23,234,762 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000. As of December 31, 2016 the total principal balance outstanding was $9,628,210. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

For the Years Ended December 31, 2016 and 2015

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

For the Years Ended December 31, 2016 and 2015

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

h)      Recently adopted and issued accounting pronouncements

i.       Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for annual and interim periods beginning after December 15, 2016. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. This new standard was effective for the Company for annual and interim periods beginning after December 15, 2016. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on the Company’s financial position, results of operations or statement of cash flows upon adoption.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		December 31, 2016	December 31, 2015

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,00

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		December 31,	December 31,
		2016	2015

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	230,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2014	$2,620,172
Interest incurred on promissory notes payable	515,571

Balance, December 31, 2015	3,135,743
Interest incurred on promissory notes payable	494,171

Balance, December 31, 2016	$3,629,913

	December 31,	December 31,
	2016	2015

Related parties (relatives of the Chairman)	$1,956,403	$1,667,977
Non-related parties	1,673,511	1,467,766

	$3,629,913	$3,135,743

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the year ended December 31, 2016, the Company incurred interest expense of $9,064,906 (2015: $4,795,168) substantially as follows:

-	$494,170 (2015: $515,571), including interest incurred on promissory notes (note 3(a)) and other payables;
-	$1,102,242 (2015: $944,010) incurred on lines of credit payable as shown in note 4;
-	$148,426 (2015: $148,620) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
-	$7,318,539 (2015: $3,184,459) incurred on stock options granted to creditors (note 6(a)).

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

4.        Lines of credit

As of December 31, 2016, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$8,500,000	Due on Demand	$ 7,628,219	$ 2,490,958	$10,119,177	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 1,256,385	$ 3,256,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 9,628,219	$ 3,747,343	$13,375,562

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000.

As of December 31, 2015, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$7,000,000	Due on Demand	$ 6,626,993	$ 1,628,716	$ 8,255,708	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 1,016,385	$ 3,016,385	General Security over Assets	General Corporate Requirements
Total		$9,000,000		$ 8,626,993	$ 2,645,101	$11,272,093

On May 29, 2015, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000.

5.       Capital stock

a)	Authorized share capital

i.	Common Stock

During the year ended December 31, 2016:

On December 21, 2016, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares. The increase in the authorized shares of common stock of the Company is pending approval from the Securities and Exchange Commission (“SEC”).

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

5.       Capital stock (continued)

a)	Authorized share capital (continued)

i.	Common Stock (continued)

During the year ended December 31, 2015:

On June 25, 2015, the Company’s articles of incorporation were amended to increase the authorized shares of common stock from 500,000,000 to 2,000,000,000 shares with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)	Issued share capital

During the years ended December 31, 2016 and December 31, 2015:

There was no activity during the period.

6.        Additional paid-in capital

a)	Stock options

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	579,000,200	$0.015	245,700,100	$0.030
Granted	4,390,001,300	0.002	334,500,100	0.015
Cancelled	(6,700,000)	(0.030)	-	-
Expired	-	-	(1,200,000)	(0.250)
Exercised	-	-	-	-
Outstanding, end of period	4,962,301,500	$0.004	579,000,200	$0.015

Exercisable, end of period	4,960,101,500	$0.004	575,650,200	$0.015

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2016:

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002;
·	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years

The interest expense recognized related to the option grant was $7,318,539.

The Company recorded a further $18,014 in compensation expense related to vesting of stock options granted in previous years.

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

On May 29, 2015, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 230,000,100 shares of common stock under option to Mr. Chan and his spouse from $0.03 to $0.015;
·	extended the expiry date of the 230,000,100 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement;
·	granted Mr. Chan the right and option to purchase, an additional 329,999,967 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

The interest expense recognized related to the option grant was $3,184,459.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

During the year ended December 31, 2015: (continued)

The Company recorded a further $27,569 in compensation expense related to vesting of stock options granted in previous years.

The options outstanding at December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 4, 2016	-	$-	-	1,000,000	$0.050	-
May 23, 2016	-	$-	-	100,000	$0.030	-
May 27, 2017	400,000	$0.030	-	400,000	$0.030	-
May 31, 2017	500,000	$0.050	-	500,000	$0.050	-
August 16, 2017	250,000	$0.030	-	250,000	$0.030	-
December 28, 2017	1,000,000	$0.030	-	1,000,000	$0.030	-
January 28, 2018	1,500,000	$0.030	-	2,300,000	$0.030	-
March 26, 2018	500,000	$0.030	-	500,000	$0.030	-
April 9, 2018	1,000,000	$0.030	-	1,000,000	$0.030	-
October 1, 2018	-	$-	-	500,000	$0.030	-
February 7, 2019	-	$-	-	700,000	$0.030	-
April 18,2019	-	$-	-	2,000,000	$0.030	-
May 21, 2019	500,000	$0.030	-	500,000	$0.030	-
July 25, 2019	1,000,000	$0.030	-	1,000,000	$0.030	-
August 1, 2019	1,250,000	$0.030	-	1,250,000	$0.030	-
August 26, 2019	1,500,000	$0.030	-	1,500,000	$0.030	-
January 30, 2020	2,900,000	$0.030	-	4,500,000	$0.030	-
May 29, 2020	560,000,200	$0.002	-	560,000,200	$0.015	-
July 21, 2021	4,390,001,300	$0.002		-	$-
Total	4,962,301,500	$0.002	-	579,000,200	$0.015	-
Weighted Average Remaining Contractual Life		4.81			4.37

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

6.        Additional paid-in capital (continued)

a)	Stock options (continued)

	December 31, 2016	December 31, 2015

Risk-free interest rate	1.68%	1.68%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	210%	194%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2016 was $0.002 (2015: $0.010).

The fair value of the stock options granted was allocated as follows:

	December 31, 2016	December 31, 2015

Interest expense	$7,318,539	$3,184,459
Product development expense	14,267	14,374
Professional expense	577	3,806
Selling, general and administration expenses:	3,170	20,355

	$7,336,553	$3,222,992

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

7.       Related party transactions and balances

a)	Related party transactions

	Year End December 31, 2016	Year End December 31, 2015

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$288,426	$309,826
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	$1,102,242	$944,010
Stock based compensation related to stock options granted to the Chairman & Chief Executive Officer for increasing the borrowing limit on the line of credit available to the Company	$7,318,539	$3,184,459

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	$189,600	$189,600
Consulting fees paid to the President of the Company	$15,500	$186,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

b)	Related party balances

Included in accounts payable is $nil (2015: $15,529) due to a Director of the Company.

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,076,168, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

8.       Commitments and contingencies (continued)

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

9.       Financial instruments

The Company’s financial instruments consist of cash, accounts payable, interest payable, promissory notes payable to unrelated parties and promissory notes payable to related parties.

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

For the Years Ended December 31, 2016 and 2015

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2016.

At December 31, 2016, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

9.       Financial instruments (continued)

c) Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2016, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2015 - 34%) to income before income taxes. The difference results from the following items:

	December 31, 2016	December 31, 2015

Computed expected benefit of income taxes	$(3,431,869)	$(2,141,596)
Stock-based compensation	2,494,428	1,095,817
Non-deductible interest expense	50,465	50,531
Increase in valuation allowance	886,976	995,248

Income tax provision	$—	$—

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carried forward	$37,532,822	$34,924,072
Tax rate	34%	34%
Deferred income tax assets	12,761,159	11,874,184
Valuation allowance	(12,761,159)	(11,874,184)

Net deferred income tax asset	$—	$—

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

The operating losses amounting to $37,532,822 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2036 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,631	2034
2015	2,927,200	2035
2016	2,608,750	2036
Total	$37,532,822

11.       Subsequent events

a)	On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The reverse share split is pending approval from the SEC and other regulatory bodies.

b)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

($ United States)

11.       Subsequent events (continued)

c)	On January 31, 2018, the Company’s Board of Directors approved the following grants:
·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 31, 2018, the Company failed to file a Form 8K when the Board of Directors approved the grant of the option to acquire 47,200,000 shares of common stock at a price of $0.015 per share for a term of five years as follows:

·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to nine (9) consultants of the Company as follows, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to one (1) consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

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

The options granted to Mr. Chan and his spouse on July 1, 2016 were not reported in a form 4 until January 2018. These options were announced in a Form 10K dated December 8, 2017 and a Preliminary Schedule 14(c) dated January 11, 2017.

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

Summary Compensation Table

						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2016	180,000	0	0	0	0	0	9,600	189,600
Chief Executive Officer	2015	180,000	0	0	0	0	0	9,600	189,600
& Chief Financial	2014	180,000	0	0	0	0	0	9,600	189,600
Officer

Lawrence Weinstein [3]	2016	0	0	0	0	0	0	0	0
Former President &	2015	0	0	0	0	0	0	0	0
Chief Operating Officer	2014	59,000	0	0	0	0	0	0	59,000

Mr. William Smith [4]	2016	15,000	0	0	0	0	0	500	15,500
Former President	2015	180,000	0	0	0	0	0	6,000	186,000
	2014	160,000	60,000	0	0	0	0	6,000	226,000

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2016, 2015 and 2014 totaling $189,600 for each year remain unpaid and are included in the line of credit payable of the Company. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as President, Chief Operating Officer and member of the Board of Directors effective May 19, 2014.
[4]	Resigned as President and member of the Board of Directors effective January 31, 2016. Other compensation is an office and administrative allowance.

Outstanding Equity Awards at December 31, 2016

Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not vested
	Number of Securities Underlying Unexercised Options Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options
Number of Securities Underlying Unexercised Options Unexercisable
				Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock that have not Vested

Name

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	4,950,001,500	0	0	$0.002	2020/21	0	0
Dr. Alfonso Salas	-	0	0	-	-	0	0
Kenneth Robulak	250,000	0	0	$0.015	2019	0	0
Ronald Cheng	500,000	0	0	$0.015	2019	0	0
Peter Stafford	500,000	0	0	$0.015	2019	0	0

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

The options in respect of the 64,250,000 shares vest immediately and expire on December 28, 2017

On April 1, 2014, the Company and Mr. Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

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

Outstanding Equity Awards at December 31, 2016 (continued)

On May 29, 2015, the Company and Mr. Chan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 230,000,100 shares of common stock under option to Mr. Chan and his spouse from $0.03 to $0.015;
·	extended the expiry date of the 230,000,100 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement;
·	granted Mr. Chan the right and option to purchase, an additional 329,999,967 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

On July 1, 2016, the Company and Mr. Chan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

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

Mr. Peter Stafford

On August 1, 2014, the Company granted Mr. Stafford the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On April 22, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

Mr. Kenneth Robulak

Mr. Robulak was granted an option to acquire 250,000 shares of common stock at an exercise price of $0.07 per share, for five years which expire on August 21, 2017 and an option to acquire 100,000 shares of common stock at $0.07 per share which expire May 23, 2016. On December 28, 2012, the exercise price to for the option to acquire 350,000 shares of common stock was amended from $0.07 per share to $0.05 per share. On April 1, 2014, the exercise price of the option to acquire 350,000 shares of common stock was reduced from $0.05 to $0.03 per share. On July 25, 2014, the Company granted Mr. Robulak the option to acquire 1,000,000 shares of common stock at a price of $0.03 for a term of five years. On April 22, 2015, the exercise price of the option to acquire 1,450,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

Mr. Ronald Cheng

On August 1, 2014, the Company granted Mr. Cheng the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On April 22, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

Option Exercises and Stock Vested for the year ended December 31, 2016

	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
William Smith	0	0	0	0
Peter Stafford	0	0	0	0
Alfonso Salas	0	0	0	0
Ronald Cheng	0	0	0	0
Kenneth Robulak	0	0	0	0

The Company does not have any long-term incentive plans except as disclosed below. The Company has contractual compensation arrangements with the following individuals:

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

Compensation of Directors

The Board of Directors consists of five members, Mr. Sidney Chan, Mr. Kenneth James Robulak, Dr. Alfonso Salas, Mr. Peter Stafford and Mr. Ronald Cheng. Mr. Kenneth Robulak, Dr. Alfonso Salas, Mr. Cheng and Mr. Stafford are independent directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	4,955,801,500	$0.003	4,794,670,591
Total:	4,955,801,500	$0.003	4,794,670,591

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2016, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	5,068,498,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	97.4%

Dr. Alfonso Salas	1,577,738[2]	Member of the Board of Directors	0.0%

Kenneth Robulak	1,440,000[3]	Member of the Board of Directors	0.0%

Peter Stafford	1,000,000[4]	Member of the Board of Directors	0.0%

Ronald Cheng	1,705,800[5]	Member of the Board of Directors	0.0%

All Officers and Directors
as a group (5 people)*	5,074,222,520		97.5%

Security Ownership of Certain Beneficial Owners (continued)

[1]	Mr. Chan owns 14,845,000 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.002 per share:
·	466,666,800 until May 29, 2020
·	3,783,334,200 until July 1, 2021

Mr. Chan’s spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:

·	93,333,400 until May 29, 2020
·	606,667,100 until July 1, 2021

[2]	Dr. Salas owns 1,577,738 shares of common stock.

[3]	Mr. Robulak owns 1,190,000 shares of common stock. Mr. Robulak holds the option to acquire 250,000 shares of common stock of the Company until August 21, 2017

[4]	Mr. Stafford owns 500,000 shares of common stock. Mr. Stafford holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share until August 1, 2019.

[5]	Mr. Cheng owns 1,205,800 shares of common stock. Mr. Cheng holds the option to acquire 500,000 shares of common stock at a price of $0.03 per share until August 1, 2019.

Changes in Control

Mr. Chan and his wife hold the option options to acquire 4,950,001,500 shares of common stock, all of which are exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2016

During the 2016 fiscal year, the Company incurred interest expense of $288,526 on $2,891,966 of promissory notes due to relatives of Sidney Chan and interest expense of $1,102,242 on $9,628,219 of amounts outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2016, the accrued interest on promissory notes owed to relatives of Sidney Chan was $1,956,403. As at December 31, 2016, the accrued interest on the lines of credit was $3,747,343.

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

Peter Stafford (no committee appointment)

Ronald Cheng (no committee appointment)

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

2016	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2015	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2016	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2015	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2015	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2015	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

ALR TECHNOLOGIES, INC.
(Registrant)

DATE: February 2, 2018	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	February 2, 2018
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	February 2, 2018
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	February 2, 2018
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	February 2, 2018
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	February 2, 2018
Mr. Ronald Cheng

