Form 10-Q
period 2017-03-31
ALR TECHNOLOGIES INC.
filed 2018-02-23
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of February 23, 2018.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	March 31 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash	$5,867	$2,607
Prepaid expenses and other	—	1,429
Total assets	$5,867	$4,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$988,611	$942,967
Lines of credit from related parties	13,853,494	13,375,562
Related party promissory notes payable	2,891,966	2,891,966
Unrelated party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	3,756,131	3,629,913
Total liabilities	23,884,555	23,234,761

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2016 – 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2016 - No) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 2,000,000,000 (December 31, 2016 – 2,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2016 – 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	48,252,298	48,212,548
Accumulated deficit	(72,373,763)	(71,686,050)
Stockholders’ deficit	(23,878,688)	(23,230,725)
Total liabilities and stockholders’ deficit	$5,867	$4,036

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Expenses
General, selling and administration	$90,932	$121,576
Product development costs	100,629	155,469
Professional fees	39,913	24,568
Loss from operations	231,474	301,613
Other expenses
Foreign exchange gain	—	144
Interest	456,239	416,270
Total Other expenses	456,239	416,414
Net loss	$(687,713)	$(718,027)
Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, - basic and diluted	242,777,909	242,777,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(687,713)	$(718,027)
Stock-based compensation-product development costs	1,012	9,895
Stock-based compensation-selling, general and administration	724	1,426
Stock-based compensation-professional fees	—	578
Non-cash imputed interest expenses	38,014	37,038
Accrued interest on line of credit	292,077	263,715
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,429	1,565
Increase (decrease) in accounts payable and accrued liabilities	45,644	(15,031)
Increase in interest payable	126,218	115,517
Net cash used in operating activities	(182,665)	(303,325)
FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	185,925	257,577
Net cash provided by financing activities	185,925	257,577
Change in cash	3,260	(45,747)
Cash, beginning of period	2,607	52,688
Cash, end of period	$5,867	$6,941

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three month periods ended March 31, 2017 and 2016 of $687,713 and $718,027. In addition, losses incurred for the years ended December 31, 2016 and 2015 were $10,093,733 and $6,298,813. As of March 31, 2017, the Company is currently unable to self-finance its operations, has a working capital deficit of $23,878,688 (December 31, 2016 - $23,230,726), accumulated deficit of $72,373,763 (December 31, 2016 - $71,686,051), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $23,884,556 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000 (As of March 31, 2017 the total principal balance outstanding was $9,814,145). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities, and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of March 31, 2017 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and December 31, 2016 and the results of operations, and cash flows as of March 31, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The results of operations for the three month period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		March 31, 2017	December 31, 2016

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		March 31,	December 31,
		2017	2016

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2015	$3,135,743
Interest incurred on promissory notes payable	494,171

Balance, December 31, 2016	3,629,913
Interest incurred on promissory notes payable	126,218

Balance, March 31, 2017	$3,756,131

	March 31,	December 31,
	2017	2016

Related parties (relatives of the Chairman)	2,031,184	$1,956,403
Non-related parties	1,724,947	1,673,511

	3,756,131	$3,629,913

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the three months ended March 31, 2017, the Company incurred interest expense of $456,239 (2016: $416,270) substantially as follows:

-	$126,218 (2016: $115,517) incurred on promissory notes payables as shown in note 3(b);
-	$292,007 (2016: $263,714) incurred on lines of credit payable, and
-	$38,014 (2016: $37,038) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of March 31, 2017, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 8,500,000	Due on Demand	$ 7,814,144	$ 2,722,965	$ 10,537,109	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$ 2,000,000	Due on Demand	2,000,000	1,316,385	3,316,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 9,814,145	$ 4,039,350	$ 13,853,494

As of December 31, 2016, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 8,500,000	Due on Demand	$ 7,628,219	$ 2,490,958	$ 10,119,177	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$ 2,000,000	Due on Demand	2,000,000	1,256,385	3,256,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 9,628,219	$ 3,747,343	$ 13,375,562

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000.

5.       Capital Stock

a)	Authorized Capital Stock

i.	Common Stock

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. Subsequently, on February 22, 2018, the Company’s Board of Directors proposed a reversal of such share split. The initial reverse share split and subsequent reversal are pending approval from the Securities and Exchange Commission (“SEC”) and other regulatory bodies.

On December 21, 2016, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares. The increase in the authorized shares of common stock of the Company is pending approval from the SEC.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

5.       Capital Stock (continued)

a)	Authorized Capital Stock (continued)

i.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)       Issued Capital Stock

During the period ended March 31, 2017:

There were no capital stock issuances for the three month period ended March 31, 2017.

During the year ended December 31, 2016:

There were no capital stock issuances for the year ended December 31, 2016.

6.        Additional paid-in capital

a)	Stock options

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2017		December 31, 2016
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	4,962,301,500	$0.003	579,000,200	$0.015
Granted	-	-	4,390,001,300	0.002
Cancelled	-	-	(6,700,000)	(0.030)
			-	-
Outstanding, end of period	4,962,301,500	$0.003	4,962,301,500	$0.003

Exercisable, end of period	4,956,451,500	$0.003	4,960,101,500	$0.003

During the period ended March 31, 2017:

The Company recorded $1,736 in compensation expense related to vesting of stock options granted in previous years.

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

6.        Additional paid-in capital

a)       Stock options (continued)

During the year ended December 31, 2016:

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

•	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002;
•	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years

The interest expense recognized related to the option grant was $7,318,539.

The Company recorded a further $18,014 in compensation expense related to vesting of stock options granted in previous years.

Options Outstanding:

The options outstanding at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 27, 2017	400,000	$0.050	-	400,000	$0.050	-
May 31, 2017	500,000	$0.250	-	500,000	$0.250
August 16, 2017	250,000	$0.050	-	250,000	$0.050	-
December 28, 2017	1,000,000	$0.030	-	1,000,000	$0.030	-
January 28, 2018	1,500,000	$0.015	-	1,500,000	$0.015	-
March 26, 2018	500,000	$0.015	-	500,000	$0.015	-
April 9, 2018	1,000,000	$0.015	-	1,000,000	$0.015	-
May 21, 2019	500,000	$0.015	-	500,000	$0.015	-
July 25, 2019	1,000,000	$0.015	-	1,000,000	$0.015	-
August 1, 2019	1,250,000	$0.015	-	1,250,000	$0.015	-
August 26, 2019	1,500,000	$0.015	-	1,500,000	$0.015	-
January 30, 2020	2,900,000	$0.015	-	2,900,000	$0.015	-
May 29, 2020	560,000,200	$0.002		560,000,200	$0.002
July 1, 2021	4,390,001,300	$0.002		4,390,001,300	$0.002
Total	4,962,301,500	$0.003	-	4,962,301,500	$0.003	-
Weighted Average Remaining Contractual Life	0.56			0.81

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Product development expense	$1,012	9,896
Professional expense	—	578
Selling, general and administration expenses:	724	1,426

	$1,736	$11,900

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	March 31, 2017	December 31, 2016

Risk-free interest rate	n/a	1.68%
Expected life	n/a	5 years
Expected dividends	n/a	0%
Expected volatility	n/a	194%
Forfeiture rate	n/a	0%

The weighted average fair value for the options granted during the three months ended March 31, 2017 was $nil (2016: $nil).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

7.       Related party transactions and balances

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$74,782	$64,082
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	$292,007	$263,714

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	$47,400	$47,400
Consulting fees paid to the former President of the Company	$—	$15,500

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,274,943 (2016 - $1,236,929), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

8.       Commitments and contingencies (continued)

b)	Commitments (continued)

ii.	Sale of Business

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus
-	3% of sales price between $25,000,000 and $49,999,999 plus
-	4% of sales price between $50,000,000 and $199,999,999 plus
-	5% of sales price in excess of $200,000,000

9.       Subsequent Events

a)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to acquire up to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

b)	On January 31, 2018, the Company’s Board of Directors approved the following grants:
·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Recent Developments

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company cannot complete its stock split due to its deficient reporting status with the SEC. Subsequently, on February 22, 2018, the Company’s Board of Directors proposed a reversal of such share split. The initial reverse share split and subsequent reversal are pending approval from the SEC and other regulatory bodies.

Recent Developments – Subsequent to March 31, 2017

On November 27, 2017, the Company’s Board of Directors approved the grant of the option to acquire up to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Three Months Ended March 31

			Percentage	Amount
	2017	2016	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$90,932	$121,576	(25)	(30,644)
Product development	100,629	155,469	(35)	(54,840)
Professional fees	39,913	24,568	62	15,345
Total Operating Expenses	231,474	301,613	(23)	(70,139)

Other Items
Foreign exchange gain	-	144	(100)	(144)
Interest expenses	456,239	416,270	10	39,969
Net Loss	$687,713	$718,027	(4)	$(30,314)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, there was both a significant reduction and variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Consolidated Results of Operations (continued)

	Three Months Ended March 31,	Three Months Ended March 31,	Amount Increase / (Decrease)
	2017	2016

General, selling and administrative:
Salaries & consulting fees	$56,000	$87,000	$ (31,000)
Stock based compensation	1,000	1,400	(400)
Travel and trade-shows	17,000	22,000	(5,000)
Rent of corporate offices	2,000	800	1,200
Website & information technology	7,000	6,700	300
Other general & administrative costs	8,000	4,100	3,900
Total	$91,000	$122,000	$ (31,000)

During Q1 2017, the Company reduced its general and administrative operating expenditures as compared to the same period in 2016 as it eliminated its sales and marketing team in the United States in Q1 2016. The cash-based general & administrative expenditure decreased by approximately $31,000 during Q1 2017 as compared to the Q1 2016.

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

	Three Months Ended March 31, 2017	Three Months Ended	Amount Increase / (Decrease)
		March 31,
		2016
Professional fees:
Corporate auditor - Quarterly review	$-	$-	$ -
Stock based compensation	-	600	(600)
Legal Fees	26,000	3,000	23,000
Diabetes care facilitators	-	8,000	(8,000)
Professionals retained	13,000	13,000	-
Total	$39,000	$24,600	$ 14,400

The increase in professional fees can be attributed to the Company defending the patent infringement complaint filed against it. The complaint against the Company was dismissed by the US District Court during 2017. In January 2016, the Company discontinued its US based diabetes care facilitator program.

Consolidated Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Interest expense
Interest expense incurred on promissory notes	$126,000	$115,000
Interest expense incurred on lines of credit	292,000	264,000
Imputed interest on zero interest loans	38,000	37,000
Total	$456,000	$416,000

Interest on Promissory Notes

There was not any substantial changes in the amount of promissory notes outstanding from March 31, 2016 to March 31, 2017. During the previous year, the Company received a reduction of interest payable on loans issued to related parties, which provided a reduction in expenses incurred. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the three months ended March 31, 2017 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	March 31, 2017	March 31, 2016	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of Credit provided by Sidney Chan	$7,814,000	$6,885,000	$929,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$9,814,000	$8,885,000	$929,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Three Months	Three Months	Amount ($)
	Ended March 31,	Ended March 31,	Increase / (Decrease)
	2017	2016

Interest expense incurred on line of credit from Sidney Chan during the year	$232,000	$204,000	$28,000
Interest expense incurred on line of credit from Christine Kan during the year	60,000	60,000	-
Total	$292,000	$264,000	$(28,000)

Imputed Interest

During the 2017 and 2016 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”.

Liquidity and Capital Resources

Working Capital
	As At March 31, 2017	As At December 31, 2016	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$5,867	$4,036	1,831	45
Current Liabilities	$23,884,555	$23,234,762	649,794	3
Working Capital (Deficiency)	$(23,878,688)	$(23,230,726)	(647,963)	3

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

Current Assets

The Company’s current assets as at March 31, 2017 consist substantially of cash. The Company’s current assets as at December 31, 2016 consist substantially of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $23,884,555 as at March 31, 2017 as compared to $23,234,762 as at December 31, 2016. Current liabilities were as follows:

	March 31, 2017	December 31, 2016	Change $	Change %
Accounts payable and accrued liabilities	$989,000	$943,000	46,000	5%
Interest payable	3,756,000	3,630,000	126,000	3%
Lines of credit to related parties	13,853,000	13,376,000	478,000	4%
Promissory notes payable to related parties	2,892,000	2,892,000	—	0%
Promissory notes payable	2,394,000	2,394,000	—	0%
Total current liabilities	$23,885,000	$23,235,000	650,000	3%

The increase in interest payable of $126,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $478,000 is attributable to borrowings of

-	$186,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$292,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows used in Operating Activities	$(183,000)	$(303,000)
Cash Flows provided by Financing Activities	$186,000	$258,000
Net change in Cash During Period	$3,000	$(45,000)

Cash Balances and Working Capital

As of March 31, 2017, the Company’s cash balance was $5,867 compared to $2,607 as of December 31, 2016.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2017 was $183,000 in comparison with $303,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Product Development Consulting and Expenses	$83,000	$155,000
Management and Employees Compensation	$56,000	$87,000
Professional Fees	$10,000	$24,000
Travel and Trade Shows	$17,000	$22,000
Other	$17,000	$15,000
Cash used in Operations	$183,000	$303,000

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2017 was $186,000 in comparison with $258,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2017 and 2016 covered the operating, product development and market development requirements for the Company repaid certain accounts payable.

Short and Long Term Liquidity

As of March 31, 2017, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$989,000	$989,000	$—	$—	$—
Interest payable	3,756,000	3,756,000	—	—	—
Line of credit	13,853,000	13,853,000	—	—	—
Promissory notes to related parties	2,892,000	2,892,000
Promissory notes to arm’s length parties	2,394,000	2,394,000	—	—	—
	$23,885,000	$23,885,000	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2017 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2017, the Company had promissory notes payable and related interest payable, totalling $9,042,450 in default.

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
29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February 23rd 2018.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

