Form 10-Q
period 2017-06-30
ALR TECHNOLOGIES INC.
filed 2018-02-26
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of February 26, 2018.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	June 30 2017	December 31, 2016
	(unaudited)

Assets
Current assets:
Cash	$235	$2,607
Prepaid expenses and other	—	1,429
Total assets	$235	$4,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$972,285	$942,967
Lines of credit from related parties	14,341,086	13,375,562
Related party promissory notes payable	2,891,966	2,891,966
Unrelated party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	3,882,349	3,629,913
Total liabilities	24,482,039	23,234,761

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2016 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: No (December 31, 2016 - No) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 2,000,000,000 (December 31, 2016 - 2,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2016 – 242,777,909 shares of common stock)	242,777	242,777
Additional paid-in capital	48,292,517	48,212,548
Accumulated deficit	(73,017,098)	(71,686,050)
Stockholders’ deficit	(24,481,804)	(23,230,725)
Total liabilities and stockholders’ deficit	$235	$4,036

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Expenses
General, selling and administration	$73,375	$80,287	$164,307	$201,864
Product development costs	83,821	177,516	184,450	332,985
Professional fees	22,821	13,419	62,734	37,987
Loss from operations	180,017	271,222	411,491	572,836

Other Expense
Interest	463,318	425,134	919,557	853,148
Total other expense	463,318	425,134	919,557	853,148
Net loss	$(643,335)	$(696,356)	$(1,331,048)	$(1,425,984)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	242,777,909	242,777,909	242,777,909	242,777,909

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(1,331,048)	$(1,425,984)
Stock-based compensation-product development costs	1,945	11,559
Stock-based compensation-selling, general and administration	1,077	1,426
Stock-based compensation-professional fees	—	1,325
Non-cash imputed interest expenses	76,947	74,209
Accrued interest on line of credit	590,174	536,492
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,429	1,565
Increase (decrease) in accounts payable and accrued liabilities	29,318	(19,511)
Increase in interest payable	252,436	241,735

Net cash used in operating activities	(377,722)	(577,184)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	375,350	562,244

Net cash provided by financing activities	375,350	562,244

Decrease in cash	(2,372)	(14,939)
Cash, beginning of period	2,607	52,688

Cash, end of period	$235	$37,749

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six month periods ended June 30, 2017 and 2016 of $1,331,048 and $1,425,984. In addition, losses incurred for the years ended December 31, 2016 and 2015 were $10,093,733 and $6,298,813. As of June 30, 2017, the Company is currently unable to self-finance its operations, has a working capital deficit of $24,481,804 (December 31, 2016 - $23,230,726), accumulated deficit of $73,017,098 (December 31, 2016 - $71,686,051), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $24,482,039 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000 (As of June 30, 2017 the total principal balance outstanding was $10,003,569). The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities, and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

The Company’s activities will necessitate significant uses of working capital beyond 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available and future debt arrangements it obtains.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2017 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2017 and December 31, 2016 and the results of operations, and cash flows as of June 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The results of operations for the six month period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		June 30, 2017	December 31, 2016

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		June 30,	December 31,
		2017	2016

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Non-interest-bearing loan repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2015	$3,135,743
Interest incurred on promissory notes payable	494,171

Balance, December 31, 2016	3,629,913
Interest incurred on promissory notes payable	252,436

Balance, June 30, 2017	$3,882,349

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

c)       Interest payable (continued)

	June 30,	December 31,
	2017	2016

Related parties (relatives of the Chairman)	2,105,966	$1,956,403
Non-related parties	1,776,383	1,673,511

	3,882,349	$3,629,913

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the six months ended June 30, 2017, the Company incurred interest expense of $919,557 (2016: $853,148) substantially as follows:

-	$252,436 (2016: $241,736) incurred on promissory notes payables as shown in note 3(b);
-	$590,174 (2016: $536,491) incurred on lines of credit payable, and
-	$76,947 (2016: $74,210) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate;

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of June 30, 2017, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 8,500,000	Due on Demand	$ 8,003,569	$ 2,961,132	$ 10,964,701	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$ 2,000,000	Due on Demand	2,000,000	1,376,385	3,376,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 10,003,569	$ 4,337,517	$ 14,341,086

As of December 31, 2016, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 8,500,000	Due on Demand	$ 7,628,219	$ 2,490,958	$ 10,119,177	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$ 2,000,000	Due on Demand	2,000,000	1,256,385	3,256,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 9,628,219	$ 3,747,343	$ 13,375,562

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

b)       Issued Capital Stock

During the period ended June 30, 2017:

There were no capital stock issuances for the six month period ended June 30, 2017.

During the year ended December 31, 2016:

There were no capital stock issuances for the year ended December 31, 2016.

6.        Additional paid-in capital

a)	Stock options

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2017		December 31, 2016
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	4,962,301,500	$0.003	579,000,200	$0.015
Granted	-	-	4,390,001,300	0.002
Cancelled	(900,000)	-	(6,700,000)	(0.030)
			-	-
Outstanding, end of period	4,961,401,500	$0.003	4,962,301,500	$0.003

Exercisable, end of period	4,956,451,500	$0.003	4,960,101,500	$0.003

During the period ended June 30, 2017:

The Company recorded $3,022 in compensation expense related to vesting of stock options granted in previous years.

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

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

During the year ended December 31, 2016:

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000 (Note 4). In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

•	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002;
•	granted Mr. Chan and his spouse the right and option to purchase, an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years

The interest expense recognized related to the option grant was $7,318,539.

Options Outstanding:

The options outstanding at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 27, 2017	-	$-	-	400,000	$0.050	-
May 31, 2017	-	$-	-	500,000	$0.250
August 16, 2017	250,000	$0.050	-	250,000	$0.050	-
December 28, 2017	1,000,000	$0.030	-	1,000,000	$0.030	-
January 28, 2018	1,500,000	$0.015	-	1,500,000	$0.015	-
March 26, 2018	500,000	$0.015	-	500,000	$0.015	-
April 9, 2018	1,000,000	$0.015	-	1,000,000	$0.015	-
May 21, 2019	500,000	$0.015	-	500,000	$0.015	-
July 25, 2019	1,000,000	$0.015	-	1,000,000	$0.015	-
August 1, 2019	1,250,000	$0.015	-	1,250,000	$0.015	-
August 26, 2019	1,500,000	$0.015	-	1,500,000	$0.015	-
January 30, 2020	2,900,000	$0.015	-	2,900,000	$0.015	-
May 29, 2020	450,000,100	$0.002		560,000,200	$0.002
July 1, 2021	4,390,001,300	$0.002		4,390,001,300	$0.002
Total	4,961,401,500	$0.003	-	4,962,301,500	$0.003	-
Weighted Average Remaining Contractual Life	3.88			4.81

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

a)       Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended June 30, 2017 (unaudited)	Three Months Ended June 30, 2016 (unaudited)	Six Months Ended June 30, 2017 (unaudited)	Six Months Ended June 30, 2016 (unaudited)

Interest expense	$-	$-	$-	$-
Product development	933	1,663	1,945	11,559
Professional	-	-	-	1,325
General, selling and administration	353	747	1,077	1,426

	$1,286	$2,410	$3,022	$14,310

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	June 30, 2017	December 31, 2016

Risk-free interest rate	n/a	1.68%
Expected life	n/a	5 years
Expected dividends	n/a	0%
Expected volatility	n/a	194%
Forfeiture rate	n/a	0%

The weighted average fair value for the options granted during the six months ended June 30, 2017 was $nil (2016: $nil).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

($ United States)

(Unaudited)

7.       Related party transactions and balances

	Three months ended June 30, 2017 (unaudited)	Three months ended June 30, 2016 (unaudited)	Six months ended June 30, 2017 (unaudited)	Six months ended June 30, 2016 (unaudited)

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$ 74,782	$ 73,882	$ 146,850	$ 138,863
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	298,168	272,777	598,454	536,491
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	94,800	94,800
Consulting fees paid to the former President of the Company	-	-	-	15,500

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,094,968 (2016 - $1,076,168), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company.

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus
-	3% of sales price between $25,000,000 and $49,999,999 plus
-	4% of sales price between $50,000,000 and $199,999,999 plus
-	5% of sales price in excess of $200,000,000

9.       Subsequent Events

a)	On November 27, 2017, the Company’s Board of Directors approved the grant of the option to acquire 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

b)	On January 31, 2018, the Company’s Board of Directors approved the following grants:
·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

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

Recent Developments – Subsequent to June 30, 2017

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2017 and 2016, which have been prepared in accordance with GAAP.

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

Consolidated Results of Operations

	Six Months Ended June 30

			Percentage	Amount
	2017	2016	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	164,307	201,864	(19)	(37,557)
Product development	184,450	332,985	(45)	(148,535)
Professional fees	62,734	37,987	65	24,747
Total Operating Expenses	411,491	572,836	(28)	(161,345)

Other Items
Interest expenses	919,557	853,148	8	66,409
Net Loss	$1,331,048	$1,425,984	(7)	$(94,936)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016, there was both a significant reduction and variance in the total expense incurred. By type of general and administrative cost, the variance can be seen as follows:

Consolidated Results of Operations (continued)

	Six Months Ended June 30,	Six Months Ended June 30,	Amount Increase / (Decrease)
	2017	2016

General, selling and administrative:
Salaries & consulting fees	$113,000	$143,000	$ (30,000)
Stock based compensation	1,000	2,000	(1,000)
Travel and trade-shows	20,000	22,000	(2,000)
Rent of corporate offices	5,000	4,000	1,000
Website & information technology	10,000	14,000	(4,000)
Other general & administrative costs	15,000	17,000	(2,000)
Total	$164,000	$202,000	$ (38,000)

During 2017, the Company reduced its general and administrative operating expenditures as compared to the same period in 2016 as it eliminated its sales and marketing team in the United States in Q1 2016 and had less general activity. The cash-based general & administrative expenditure decreased by approximately $38,000 during Q2 2017 as compared to the Q2 2016.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to 1) a reduction in the number of development personnel under contract and 2) a reduction in the external consulting services related to the Insulin Dosage Adjustment 510K application and quality systems from the previous year.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30, 2017	Six Months Ended	Amount Increase / (Decrease)
		June 30,
		2016
Professional fees:
Professionals retained	30,000	24,000	6,000
Legal Fees	33,000	4,000	29,000
Stock based compensation	-	1,000	(1,000)
Diabetes care facilitators	-	8,000	(8,000)
Total	$63,000	$38,000	$ 25,000

The increase in professional fees can be attributed substantially to the Company defending the patent infringement complaint filed against it. The complaint against the Company was dismissed by the US District Court during Q2 2017. In January 2016, the Company discontinued its US based diabetes care facilitator program.

Consolidated Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the six months ended June 30, 2017 and 2016:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Interest expense
Interest expense incurred on promissory notes	$252,000	$242,000
Interest expense incurred on lines of credit	590,000	536,000
Imputed interest on zero interest loans	77,000	74,000
Other interest	1,000	1,000
Total	$920,000	$853,000

Interest on Promissory Notes

There was not any changes in the amount of promissory notes outstanding from June 30, 2016 to June 30, 2017. During the previous year, the Company received a reduction of interest payable on loans issued to related parties, which provided a reduction in expenses incurred during 2016. The Company anticipates interest expense related to the promissory notes payable to be consistent with the results for the six months ended June 30, 2017 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	June 30, 2017	June 30, 2016	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of Credit provided by Sidney Chan	$8,004,000	$7,189,000	$815,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$10,004,000	$9,189,000	$815,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Six Months	Six Months	Amount ($)
	Ended June 30,	Ended June 30,	Increase / (Decrease)
	2017	2016

Interest expense incurred on line of credit from Sidney Chan during the year	$470,000	$416,000	$54,000
Interest expense incurred on line of credit from Christine Kan during the year	120,000	120,000	-
Total	$590,000	$536,000	$54,000

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

Consolidated Results of Operations (continued)

	Three Months Ended June 30

			Percentage	Amount
	2017	2016	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	73,375	80,287	(9)	(6,912)
Product development	83,821	177,516	(53)	(93,695)
Professional fees	22,821	13,419	70	9,402
Total Operating Expenses	180,017	271,222	(34)	(91,205)

Other Items
Interest expenses	463,318	425,134	9	38,184
Net Loss	$643,335	$696,356	(8)	$(53,021)

The Company’s net loss for the three months ended June 30, 2017 was 643,335 as compared to $696,356 for the same period ended June 30, 2016. The difference of $53,201 was mainly a result of a decrease or product development expenses of $93,695 which was offset by an increase of interest expense of $38,184. See the results of operations for the six month period ended June 30, 2017 for discussion with respect to these changes as they were consistent with the three months period ended June 30, 2017.

Liquidity and Capital Resources

Working Capital
	As At June 30, 2017	As At December 31, 2016	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$235	$4,036	(3,801)	(94)
Current Liabilities	$24,482,039	$23,234,761	1,247,278	5
Working Capital (Deficiency)	$(24,481,804)	$(23,230,725)	(1,251,079)	5

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

Current Assets

The Company’s current assets as at June 30, 2017 consist of cash. The Company’s current assets as at December 31, 2016 consisted of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $24,482,000 as at June 30, 2017 as compared to $23,235,000 as at December 31, 2016. Current liabilities were as follows:

	June 30, 2017	December 31, 2016	Change $	Change %
Accounts payable and accrued liabilities	$973,000	$943,000	$30,000	3%
Interest payable	3,882,000	3,630,000	252,000	7%
Lines of credit to related parties	14,341,000	13,376,000	965,000	7%
Promissory notes payable to related parties	2,892,000	2,892,000	-	0%
Promissory notes payable	2,394,000	2,394,000	-	0%
Total current liabilities	$24,482,000	$23,235,000	$1,247,000	5%

The fluctuations in accounts payables occurred as part of operations.

The increase in interest payable of $252,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The increase in the lines of credit payable of approximately $965,000 is attributable to borrowings of

-	$375,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$590,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows used in Operating Activities	$(377,000)	$(577,000)
Cash Flows provided by Financing Activities	$375,000	$562,000
Net change in Cash During Period	$(2,000)	$(15,000)

Cash Balances and Working Capital

As of June 30, 2017, the Company’s cash balance was $235 compared to $2,607 as of December 31, 2016.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months period ended June 30, 2017 was $377,000 in comparison with $577,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Product Development Consulting and Expenses	$184,000	$333,000
Management and Employees Compensation	$113,000	$143,000
Professional Fees	$30,000	$38,000
Travel and Trade Shows	$20,000	$25,000
Other	$30,000	$38,000
Cash used in Operations	$377,000	$577,000

The majority of the expenditures were to repay accounts payable owing to certain consultants, pay product development costs, pay professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six month period ended June 30, 2017 was $375,000 in comparison with $562,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2017 and 2016 covered the operating, product development and market development requirements for the Company repaid certain accounts payable.

Short and Long Term Liquidity

As of June 30, 2017, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$973,000	$973,000	$-	$-	$-
Interest payable	3,882,000	3,882,000	-	-	-
Line of credit	14,341,000	14,341,000	-	-	-
Promissory notes to related parties	2,892,000	2,892,000
Promissory notes to arm’s length parties	2,394,000	2,394,000	-	-	-
	$24,482,000	$24,482,000	$-	$-	$-

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning April 1, 2017 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2017, the Company had promissory notes payable and related interest payable, totalling $9,168,668 in default.

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
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2018.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

