Form 10-K
period 2017-12-31
ALR TECHNOLOGIES INC.
filed 2018-03-30
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at March 30, 2018, 242,777,909 shares of the registrant’s common stock were outstanding.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. This inactive subsidiary was dissolved on October 4, 2016. Accordingly ALRTech Health Systems Inc. has been deconsolidated from such date.

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

On December 20, 2016, certain stockholders who beneficially owned 122,998,482, or approximately 50.66%, of the combined voting power of the common stock consented in writing to increase the number of authorized shares of common stock from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares, par value $0.001 per share. The Company filed a preliminary information statement with the SEC (“Securities and Exchange Commission”) but has not filed its definitive statement due to its deficient reporting status.

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. The Company cannot complete its stock split due to its deficient reporting status with the SEC. Subsequently, on February 22, 2018, the Company’s Board of Directors approved a reversal of such share split. The initial reverse share split and subsequent reversal are pending approval from the Securities and Exchange Commission (“SEC”) and other regulatory bodies.

On November 27, 2017, the Company’s Board of Directors approved the grant of the option to 8,700,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,200,000 of the approved options were to a director of the Company and 6,500,000 were to consultants of the Company.

Recent Developments – Subsequent to December 31, 2017

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

Accounts payable and accrued liabilities as of December 31, 2017 include $180,666 (December 31, 2016 - $180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount. Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

As part of the Settlement Agreement Mr. Stan Cruitt, a Director of the Company at the time assigned unsecured advances payable by the Company totaling $425,000 with no stated terms of interest or repayment to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

- $300,000 repayable at a rate of $25,000 per month evidenced by a promissory note and

- $125,000 repayable in whole by January 15, 2011.

The plaintiffs (Niblock Financial Systems, Inc. et al) filed a motion of default against the Company (ALR Technologies, Inc.) in the Superior Court of Forsyth County, North Carolina (case number 10-CVS-685) for failure to meet the repayment terms of the $300,000 promissory note. On October 26, 2010, case 10-CVS-685 was heard and the court found in favor of the plaintiff, meaning the Company was ordered to repay full principal of $300,000 along with $11,000 of accrued interest from the original settlement date, being September 30, 2009. During the 2017 fiscal year, the Company determined it would be appropriate to accrue interest of 8% on the principal outstanding from the judgement date onward. Previously, the Company had recorded imputed interest on the amount as there was no legal requirement for the Company to pay interest on the principal. As a result, during the 2017 fiscal year the Company reversed the imputed interest, recorded the accrued interest and recorded the difference as a recovery of expense.

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

ITEM 3.	LEGAL PROCEEDINGS (continued).

1)        Mr. H. Gordon Niblock (continued)

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $678,000 or any costs of the judgment reached against the Company.

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

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2017	0.07	0.03
September 30, 2017	0.15	0.00
June 30, 2017	0.00	0.00
March 31, 2017	0.00	0.00
December 31, 2016	0.00	0.00
September 30, 2016	0.00	0.00
June 30, 2016	0.00	0.00
March 31, 2016	0.00	0.00

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2017, there were 242,777,909 common shares of the Company issued and outstanding.

As at December 31, 2017, there were 136 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Recent Sales of Unregistered Securities

There were no issuance of securities that were not under a registration statement during the year ended December 31, 2017 and the subsequent period to the date of this Form 10K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2017.

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

Revenue

The Company did not generate any revenue in 2017 or 2016. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Management System, a patient monitoring, compliance and communications platform to allow health professionals and case managers to communicate as needed to the patient and/or to other health professionals. In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. Since receiving FDA clearance, the Company’s senior leadership team has been presenting how the Diabetes Management System uniquely supports mutual priorities around improved patient care, healthcare cost-containment, accountability, and job creation based on the results from the clinical trials conducted and applied to studies surrounding diabetes management by numerous sources.

Product Development

During the 2017 fiscal year, the majority of the Company’s product development efforts were expended to:

·	further development its IDA;
·	respond to questions from the FDA for its 510K clearance application for IDA;
·	design, develop and advance Predictive A1c;
·	submit its Predictive A1c PCT application to the World Intellectual Property Organization;
·	prepare for additional functionality to enhance care facilitation activity;
·	implement advances as a result of user feedback, and
·	other general advances of the Diabetes Management System.

            With the completion of the Diabetes Management System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Diabetes Management System.

Product development and research costs were $416,304 in 2017 and $565,804 in 2016.

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

The Company has an operating lines of credit with a borrowing limit of $10,500,000. As at December 31, 2017, the Company had borrowing available of approximately $102,000 on its line of credit. The Company does not have any other facilities readily available at this time. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its HeC product to support its cost of operations, overhead and repay its obligations.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company will require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2017 were $25,979,490. A total of approximately $20,500,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Diabetes Management System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2016 and 2017 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through sale of Diabetes Management subscriptions.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2017, the Company’s sole officer was paid from the line of credit financing available as follows:

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided to the Company.

Mr. Chan’s compensation was the same for the 2016 fiscal year. Effective January 31, 2016 William Smith resigned from his position was President. During the 2016 fiscal year, William Smith was paid $15,500.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as Director of the Company. Those Directors that hold a position as Officer or consultant of the Company earn fees for those services provided. During 2016 the Company:

·	did not grant any incentive options to its directors for services;
·	granted Mr. Chan the option to acquire shares of common stock in exchange for increasing the borrowing limit on the line of credit he has provided to the Company.

During 2017, the Company granted Ken Robulak the option to acquire 2,350,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years.

Capital Structure

As of the date of this Form 10K:

Authorized Common Stock

2,000,000,000 shares of common stock with a par value of $0.001 per share.

On December 20, 2016, certain stockholders who beneficially owned 122,998,482, or approximately 50.66%, of the combined voting power of the common stock consented in writing to increase the number of authorized shares of common stock from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares, par value $0.001 per share. The Company has not completed its Definitive 14C filing with the SEC due to its status as being deficient with its reporting requirements. The Company considers this action to be effective since it was approved by the shareholders of the Company.

Issued Common Stock

242,777,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock

No shares of preferred stock have been issued

Stock Options

Options to acquire 4,963,851,500 shares of common stock are outstanding.

Results of Operations

December 31, 2017 compared to December 31, 2016

			Amount ($)	Percentage (%)
	2017	2016	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General and administrative	$405,556	$354,948	50,608	14
Product development	416,304	565,804	(149,500)	(26)
Professional fees	244,430	108,275	136,155	126
	1,066,290	1,029,027	37,263	4

Other items
Interest expenses	1,861,971	9,064,706	(7,202,735)	(79)
Recovery of expense	(86,236)	-	(86,236)	~

Net Loss	$2,842,025	$10,093,733	(7,251,708)	(72)

The net loss for the Company’s year ended December 31, 2017 and December 31, 2016 was significantly impacted by the grant of options to obtain additional debt financing as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Options Granted as Consideration	-	4,390,001,300
Value of Options Granted as Consideration	$nil	$ 7,318,539
Percentage of Net Loss	N/A	73%

The net loss for the year ended December 31, 2016 was 72% ($7,251,708) higher than the net loss at December 31, 2017 as a result of the grant of options with a fair value of $7,318,539 during 2016 as consideration for receiving an increase in the borrowing limit of the line of credit facility the Company has available. The fair value from the grant of the options in 2016 accounted for 101% of the total change in net loss as compared to 2017. At the operating expenses level, the Company had a slight increase in net loss attributed to professional expenses incurred to bring the Company compliant with its financial reporting requirements with the SEC and to defend itself from the action brought forward by MyHealth.

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

Results of Operations (continued)

During the year the Company had a significant reduction in the general and administrative expenses incurred by type of general and administrative cost, the variance can be seen as follows:

			Amount ($)
	2017	2016	Increase /
			(Decrease)

General and administrative:
Management salaries & consulting fees	$226,000	$256,000	(30,000)
Stock based compensation	81,000	3,000	78,000
Travel and trade-shows	46,000	52,000	(6,000)
Rent of corporate office	9,000	9,000	-
Website & information technology	20,000	24,000	(4,000)
Other general & administrative costs	23,000	11,000	12,000
Total	$406,000	$355,000	51,000

Once adjusting for stock-based compensation expense related to the grant of stock options, the cash-based general & administrative expenditure decreased by approximately $27,000 during the 2017 fiscal year as compared to the 2016 fiscal year. During the 2016 fiscal year, the Company by reduced its sales and marketing team in the United States. The Company incurred approximately $30,000 of costs in 2016 related to the sales and marketing team which it did not incur in 2017. We anticipate that cash based operating expenses for 2018 will be similar to the amounts in 2017, before any new endeavors or projects.

Product development

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The increase from the prior year is related to the extent of services required by the development team of the Company and for additional developers and testers retained. For the 2017 fiscal year, the Company was anticipating reduction in product development costs from 2016. The actual results were a reduction is operating expenses by 26%, which would have been 37% if stock-based compensation was not included. The reduction was a result of 1) a reduction in the number of service providers and 2) a reduction in the amount of certain service providers for 510K applications.

For the 2018 fiscal year, the Company is anticipating similar or slightly reduced overall development expenditures before any stock based compensation expense incurred in 2017.

Interest expense

Interest expense was incurred from the following sources for years ended December 31, 2017 and 2016:

			Amount ($) Increase / (Decrease)
Interest Expense:	2017	2016

Interest expense incurred on promissory notes	677,000	494,000	$183,000
Interest expense incurred on lines of credit	1,202,000	1,102,000	100,000
Imputed interest on zero interest loans	155,000	148,000	7,000
Stock options granted for promissory notes	-	7,319,000	(7,319,000)
Other	(172,000)	2,000	(174,000)
Total	$1,862,000	$9,065,000	$(7,203,000)

Interest on Promissory Notes

Interest on promissory notes was the same as the prior year as there were no repayments, issuances or changes, in any of the promissory notes from December 31, 2016 to December 31, 2017, with the exception of the accrued interest of $172,491 being transferred from imputed interest to accrued interest related to one promissory note for $300,000 dating back to 2010. The Company determined that it was more appropriate to record accrued interest of 8% on this loan, as opposed to imputed interest of 12%. The difference of 4% totaling $86,000 was recorded as a recovery of expense during the 2017 fiscal year.

Results of Operations (continued)

Interest Expense (continued)

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

	Dec 31	Dec 31	Amount ($) Increase /
Lines of Credit:	2017	2016

Line of Credit provided by Sidney Chan	$8,398,000	$7,628,000	$770,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$10,398,000	$9,628,000	$770,000

Interest on Lines of Credit

The Company interest expense on the lines of credit as follows:

	Year Ended	Year Ended	Amount ($)
Interest Expense on Line of Credit :	2017	2016	Increase /

Interest expense incurred on line of credit from Sidney Chan during the year	$962,000	$862,000	$100,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$1,202,000	$1,102,000	$100,000

During the 2017 fiscal year, the Company had borrowed an additional $770,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed during the 2016 fiscal year, this borrowing during 2017 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2018, the Company is anticipating financing its operations through line of credit borrowing facilities which as a result, its interest expense related to the line of credit facilities further increased.

Imputed Interest

During the 2017 and 2016 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item “additional paid-in capital”. The Company’s zero interest instruments were as follows as at December 31, 2017 and 2016:

			Amount ($) (Decrease)
Zero Interest Instruments:	2017	2016

Accounts Payable (older than one year)	$727,000	$665,000	$62,000
Promissory Notes to unrelated parties	571,000	571,000	-
Total	$1,298,000	$1,236,000	$62,000

The Company incurred imputed interest as follows:

			Amount ($) Increase / (Decrease)
Imputed Interest Expense:	2017	2016

Accounts Payable (older than one year)	$87,000	$80,000	$7,000
Promissory Notes to unrelated parties	68,000	68,000	-
Total	$155,000	$148,000	$-

Moving forward, we anticipate the expense to be significant lower as promissory notes totaling $300,000 are now accruing interest at rate of 8% per annum and will be excluded from imputed interest.

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

Professional Fees

Professional fees expense consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators fees and stock-based compensation for options granted to professionals. By type of professional fee expense, the variance can be seen as follows:

			Amount ($)
Professional Fees:	2017	2016	Increase /
			(Decrease)

Legal Fees	38,000	50,000	(12,000)
Diabetes care facilitators	-	7,000	(7,000)
Professional advisors retained	94,000	51,000	43,000
Corporate auditor - Year-end and quarterly review	60,000	-	60,000
Stock based compensation	52,000	-	51,000
Total	$244,000	$108,000	136,000

The increase in professional fees for the 2017 year from the prior year can be attributed to

a) the Company granting stock-based compensation to its service providers;

b) the Company retaining consultants to generate business opportunities with government agencies and other regulatory bodies; and

c) the Company committing to becoming in compliance its SEC reporting requirements and initiating its 2015 and 2016 audit and review engagements.

During the 2018 fiscal year, the Company is anticipating the cash based professional fees to decrease as its audit fees will be significantly lower since the 2017 expenses represent multiple years of engagements. The Company has granted significant stock options with vesting terms which could vest during the 2018 fiscal year based on sales programs generated.

Results of Operations (continued)

Liquidity and Capital Resources

Cash Balances

The Company’s cash balance was $3,111 at December 31, 2017 and $2,607 at December 31, 2016.

Short and Long Term Liquidity

Working Capital
	As At December 31, 2017	As At December 31, 2016	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$3,000	$4,000	1,000	(25)
Current Liabilities	$25,979,000	$23,235,000	2,746,000	12
Working Deficiency	$(25,976,000)	$(23,231,000)	(2,745,000)	12

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

Current Liabilities

The Company has current liabilities of $25,979,000 as at December 31, 2017 as compared to $20,676,000 as at December 31, 2016. Current liabilities were as follows:

	December 31, 2017	December 31, 2016	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,038,000	$943,000	95,000	10
Interest payable	$4,307,000	$3,630,000	677,000	15
Line of credit	$15,348,000	$13,376,000	1,972,000	19
Promissory notes to related parties	$2,892,000	$2,892,000	-	-
Promissory notes to arm’s length parties	$2,394,000	$2,394,000	-	-
Total current liabilities	$25,979,000	$23,235,000	2,744,000	12

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and unclassified vendors of the Company.

Interest Payable

Interest payable relates to the accumulated, unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2017 to December 31, 2016 is equal to 1) the interest expense incurred on both categories of promissory notes during the 2016 fiscal year and 2) the transfer of $172,000 from accumulated imputed interest to interest payable related to one promissory note.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month).

Current Liabilities (continued)

Line of Credit

As of December 31, 2017, the Company has borrowed a total of $10,398,000 (2016 - $9,628,000) and has outstanding accrued interest of $4,950,000 (2016 - $3,747,000). During 2017, the Company borrowed $770,000 (2016 - $1,001,000) and incurred interest of $1,202,000 (2016 - $1,102,000).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2017, the Company has borrowed $2,000,000 (2016 - $2,000,000) and has accrued interest outstanding of $1,496,000 (2016 - $1,256,000). During the 2017 fiscal year, the Company borrowed $nil (2016 - $nil) and incurred interest of $240,000 (2016 - $240,000).

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000. As of December 31, 2017, the Company has borrowed $8,398,000 (2016 - $7,628,000) and has accrued interest outstanding of $3,453,000 (2016 - $2,491,000). During 2017 the Company borrowed $770,000 (2016 - $1,102,000) and incurred interest of $962,000 (2016 - $962,000).

Short and Long Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2017 - $2,842,025; 2016 - $10,093,733), is currently unable to self-finance its operations, has a working capital deficit of $25,976,379 (2016 - $23,230,725), an accumulated deficit of $74,528,075 (2016 - $71,686,050), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

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

Short and Long Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts payable & accrued liabilities	$1,038,000	$1,038,000	$-	$-	$-
Interest payable	$4,307,000	$4,307,000	-	-	-
Line of credit	$15,348,000	$15,348,000	-	-	-
Promissory notes to related parties	$2,892,000	$2,892,000	-	-	-
Promissory notes to arm’s length parties	$2,394,000	$2,394,000	-	-	-
	$25,979,000	$25,979,000	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash Flows used in Operating Activities	$(770,000)	$(1,051,000)
Cash Flows provided by Financing Activities	770,000	1,001,000
Net decrease in Cash During Period	$-	$(50,000)

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2017 totaled $770,000 as compared to $1,051,000 for year ended December 31, 2016. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2017	2016

Net loss	$(2,842,025)	$(10,093,733)

Stock-based compensation incurred for interest, product development, professionals and management personnel	200,230	7,336,554
Non-cash imputed interest expenses	154,848	148,426
Recovery of expense	(86,236)
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	(1,429)	136
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	95,107	(39,102)
Accrued interest on lines of credit	1,202,250	1,102,242
Accrued interest from promissory notes	504,872	494,170

Cash used in operating activities	(769,526)	(1,051,307)

Cash Proceeds from Financing Activities

During the year ended December 31, 2017, the Company borrowed $770,000 (2016 - $1,001,000) by drawing down on its operating line of credit from the Chairman of the Company.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ALR Technologies Inc.

We have audited the accompanying balance sheets of ALR Technologies Inc. (the “Company”) as at December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

Dale Matheson Carr-Hilton LaBonte LLP

Chartered PROFESSIONAL Accountants

Vancouver, Canada

March 29, 2018

ALR TECHNOLOGIES INC.

Balance Sheets

($ United States)

December 31, 2017 and 2016

	2017	2016

Assets
Current assets:
Cash	$3,111	$2,607
Prepaid expenses	—	1,429
Total assets	$3,111	$4,036

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,038,073	$942,967
Promissory notes payable due to related parties	2,891,966	2,891,966
Promissory notes payable due to unrelated parties	2,394,353	2,394,353
Interest payable	4,307,256	3,629,913
Lines of credit from related parties	15,347,842	13,375,562
Total liabilities	25,979,490	23,234,761

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2016 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: No shares of preferred stock (2016: No) were issued and outstanding
Common stock
Authorized: 10,000,000,000 shares of common stock (2016 – 2,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (2016 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	48,308,919	48,212,548
Accumulated deficit	(74,528,075)	(71,686,050)
Stockholders’ deficit	(25,976,379)	(23,230,725)
Total liabilities and stockholders’ deficit	$3,111	$4,036

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Operations

($ United States)

Years Ended December 31, 2017 and 2016

	2017	2016

Operating Expenses
Product development	$416,304	$565,804
Professional fees	244,430	108,275
Selling, general and administration	405,556	354,948
Operating Loss	1,066,290	1,029,027
Recovery of expense	(86,236)	—
Interest expense	1,861,971	9,064,706
Net Loss	$(2,842,025)	$(10,093,733)

Weighted average number of shares of common stock outstanding, basic and diluted	242,777,909	242,777,909

Loss per share, basic and diluted	$(0.01)	$(0.04)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2016 to December 31, 2017

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	242,777,909	$242,777	$40,727,569	$(61,592,317)	$(20,621,972)
Imputed interest	—	—	148,426	—	148,426
Stock options granted as compensation	—	—	7,336,554	—	7,336,554
Net loss for the year	—	—	—	(10,093,733)	(10,093,733)
Balance, December 31, 2016	242,777,909	242,777	48,212,548	(71,686,050)	(23,230,725)
Imputed interest (reversal)	—	—	(103,858)	—	(103,858)
Stock options granted as compensation	—	—	200,229	—	200,229
Net loss for the year	—	—	—	(2,842,025)	(2,842,025)
Balance, December 31, 2017	242,777,909	$242,777	$48,308,919	$(74,528,075)	$(25,976,379)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Cash Flows

($ United States)

Years Ended December 31, 2017 and 2016

	2017	2016

OPERATING ACTIVITIES
Net loss	$(2,842,025)	$(10,093,733)
Stock-based compensation-product development	66,800	14,268
Stock-based compensation-interest expenses	—	7,318,539
Stock-based compensation-selling, general and admin	80,937	3,170
Stock-based compensation-professional fees	52,492	577
Unpaid interest expense on line of credit	1,202,250	1,102,243
Non-cash imputed interest expense	154,848	148,426
Non-cash gain on reversal of expense	(86,236)	—
Changes in assets and liabilities:
Decrease in prepaid expenses	1,429	136
Increase in accounts payable and accrued liabilities	95,106	(39,103)
Increase in interest payable	504,873	494,170

Net cash used in operating activities	(769,526)	(1,051,307)

FINANCING ACTIVITIES
Proceeds from lines of credit	770,030	1,001,226

Net cash provided by financing activities	770,030	1,001,226

Change in cash	504	(50,081)
Cash, beginning of year	2,607	52,688
Cash, end of year	$3,111	$2,607

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2017 - $2,842,025; 2016 - $10,093,733), is currently unable to self-finance its operations, has a working capital deficit of $25,976,379 (2016 - $23,230,725), accumulated deficit of $74,528,075 (2016 - $71,686,050), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest, lines of credit and promissory notes payable totaling $25,979,490 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, payroll payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000. As of December 31, 2017 the total principal balance outstanding was $10,398,249. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. If additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

On October 4, 2016, the Company’s wholly-owned inactive Canadian subsidiary, ALRTech Health Systems Inc. was dissolved and appropriately deconsolidated from such date.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

2.       Significant accounting policies

a)	Stock-based compensation

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

2.       Significant accounting policies (continued)

b)	Income taxes

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

c)	Use of estimates

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

d)	Loss per share

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

2.       Significant accounting policies (continued)

e)	Comprehensive income

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

f)	Fair value of financial instruments

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

g)      Recently adopted and issued accounting pronouncements

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		December 31, 2017	December 31, 2016

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,00

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		December 31,	December 31,
		2017	2016

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	230,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2015	$3,135,742
Interest incurred on promissory notes payable	494,171

Balance, December 31, 2016	3,629,913
Interest incurred on promissory notes payable	504,873
Transfer from implicit interest to interest payable on promissory note	172,470

Balance, December 31, 2017	$4,307,256

As at December 31, 2017, the interest of $172,471 was transferred from imputed interest to interest payable as the Company determined it was more appropriate to treat interest amounts recorded as a liability for one promissory note which had no stated interest rate. The difference between the rate at which interest was imputed and the rate at which interest was deemed reasonable for accrual purposes, totaling $86,236, has been recorded as a recovery of expense.

	December 31,	December 31,
	2017	2016

Related parties (relatives of the Chairman)	$2,255,529	$1,956,403
Non-related parties	2,051,727	1,673,511

	$4,307,256	$3,629,913

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

e)       Interest expense

During the year ended December 31, 2017, the Company incurred interest expense of $1,861,971 (2016: $9,064,906) substantially as follows:

-	$504,873 (2016: $494,170), including interest incurred on promissory notes (note 3(a)) and other payables;
-	$1,202,250 (2016: $1,102,242) incurred on lines of credit payable as shown in note 4;
-	$154,848 (2016: $148,426) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
-	$nil (2016: $7,318,539) incurred on stock options granted to creditors (note 6(a)).

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

4.        Lines of credit

As of December 31, 2017, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$8,500,000	Due on Demand	$ 8,398,249	$ 3,453,208	$11,851,457	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 1,496,385	$ 3,496,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 10,398,249	$ 4,949,593	$15,347,842

As of December 31, 2016, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$7,000,000	Due on Demand	$ 7,628,219	$ 2,490,958	$10,119,177	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$ 2,000,000	$ 1,256,385	$ 3,016,385	General Security over Assets	General Corporate Requirements
Total		$9,000,000		$ 9,628,219	$ 3,747,343	$13,375,562

On July 1, 2016, the Company and the Chief Executive Officer of the Company agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000.

5.       Capital stock

a)	Authorized share capital

i.	Common Stock

During the year ended December 31, 2017:

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. Subsequently, on February 22, 2018, the Company’s Board of Directors approved a reversal of such share split. The initial reverse share split and subsequent reversal are pending approval from the Securities and Exchange Commission (“SEC”) and other regulatory bodies.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

During the years ended December 31, 2017 and December 31, 2016:

There was no activity during the period.

6.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	4,962,301,500	$0.013	579,000,200	$0.015
Granted	6,500,000	0.002	4,390,001,300	0.002
Cancelled	(4,950,000)	(0.061)	(6,700,000)	(0.030)
Outstanding, end of period	4,963,851,500	$0.002	4,962,301,500	$0.004

Exercisable, end of period	4,958,201,500	$0.002	4,960,101,500	$0.004

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2017:

On November 27, 2017, the Company’s Board of Directors approved

·	the grant of the option to 10 individuals to acquire a total of 6,500,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,350,000 of the approved options were to a director of the Company and 4,150,000 were to consultants of the Company.
·	the life of the option held by 4 consultants to acquire an aggregate of 2,200,000 shares of common stock was extended to November 27, 2022.

The Company recorded compensation expense of $194,970 related to the grant of options.

The Company recorded a further $5,259 in compensation expense related to vesting of stock options granted in previous years.

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

Outstanding

The options outstanding at December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 27, 2017	-	$0.030	-	400,000	$0.030	-
May 31, 2017	-	$0.050	-	500,000	$0.050	-
August 16, 2017	-	$0.030	-	250,000	$0.030	-
December 28, 2017	-	$0.030	-	1,000,000	$0.030	-
January 28, 2018 *	1,200,000	$0.030	-	1,500,000	$0.030	-
March 26, 2018	500,000	$0.030	-	500,000	$0.030	-
April 9, 2018	500,000	$0.030	-	1,000,000	$0.030	-
May 21, 2019	500,000	$0.030	-	500,000	$0.030	-
July 25, 2019	1,000,000	$0.030	-	1,000,000	$0.030	-
August 1, 2019	1,250,000	$0.030	-	1,250,000	$0.030	-
August 26, 2019	-	$0.030	-	1,500,000	$0.030	-
January 30, 2020	2,400,000	$0.030	-	2,900,000	$0.030	-
May 29, 2020	560,000,200	$0.002	-	560,000,200	$0.002	-
July 21, 2021	4,390,001,300	$0.002	-	4,390,001,300	$0.002	-
November 27, 2022	6,500,000	$0.020	-		$0.020	-
Total	4,963,851,500	$0.002	-	4,962,301,500	$0.002	-
Weighted Average Remaining Contractual Life		3.35			4.38

* Subsequently expired, unexercised.

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

	December 31, 2017	December 31, 2016

Risk-free interest rate	2.34%	1.68%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	330%	210%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2017 was $0.03 (2016: $0.002).

The fair value of the stock options granted and vested was allocated as follows:

	December 31, 2017	December 31, 2016

Interest expense	$-	$7,318,539
Product development expense	66,800	14,267
Professional expense	52,492	577
Selling, general and administration expenses:	80,937	3,170

	$200,229	$7,336,553

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

7.       Related party transactions and balances

	Year End December 31, 2017	Year End December 31, 2016

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	$299,125	$288,426
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	$1,202,250	$1,102,242
Stock based compensation related to stock options granted to the Chairman & Chief Executive Officer for increasing the borrowing limit on the line of credit available to the Company	$-	$7,318,539

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	$189,600	$189,600
Stock-based compensation related to stock options granted a Director of the Company	$70,489	$-
Consulting fees paid to the President of the Company	$-	$15,500

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,113,768, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued additional interest of $172,471 related to one of these promissory notes.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company has one non-interest-bearing promissory notes payable past due. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds.  Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s-length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a level 2 input in the fair value hierarchy.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2017.

At December 31, 2017, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

($ United States)

9.       Financial instruments (continued)

c) Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2017, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollar would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2016 - 34%) to income before income taxes. The difference results from the following items:

	December 31, 2017	December 31, 2016

Computed expected benefit of income taxes	$(966,289)	$(3,431,869)
Stock-based compensation	68,036	2,494,428
Non-deductible interest expense	52,648	50,465
Increase in valuation allowance	845,604	886,976

Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carried forward	$39,717,436	$34,924,072
Tax rate	34%	34%
Deferred income tax assets	13,503,928	11,874,184
Valuation allowance	(13,503,928)	(11,874,184)

Net deferred income tax asset	$-	$-

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The operating losses amounting to $39,717,436 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2037 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,631	2034
2015	2,927,200	2035
2016	2,471,978	2036
2017	2,487,072	2037
Total	$39,717,436

11.       Subsequent events

On January 31, 2018, the Company’s Board of Directors approved the following grants:

·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company, and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2017, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis except as follows:

·	Peter Stafford and Ron Cheng failed to file a form 4 in a timely manner for their reduction of the exercise price to acquire 500,000 shares of common stock from $0.03 to $0.015 per share. Both Mr. Stafford and Mr. Cheng have since filed their Form 4 for the modification, and
·	Ken Robulak failed to file a form 4 in a timely manner for his grant to acquire 2,350,000 shares of common stock at a price of $0.015 per share for five year. Mr. Robulak has filed his Form 4 since.

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

Summary Compensation Table

						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2017	180,000	0	0	0	0	0	9,600	189,600
Chief Executive Officer	2016	180,000	0	0	0	0	0	9,600	189,600
& Chief Financial	2015	180,000	0	0	0	0	0	9,600	189,600
Officer

Mr. William Smith [3]	2017	0	0	0	0	0	0	0	0
Former President	2016	15,000	0	0	0	0	0	500	15,500
	2015	180,000	0	0	0	0	0	0	186,000

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2017, 2016 and 2015 totaling $189,600 for each year are paid as an increase in the line of credit payable by the Company to Mr. Chan. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as President and member of the Board of Directors effective January 31, 2016. Other compensation is an office and administrative allowance.

Outstanding Equity Awards at December 31, 2017

							Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not vested
	Number of Securities Underlying Unexercised Options Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options
		Number of Securities Underlying Unexercised Options Unexercisable
				Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock that have not Vested

Name
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	4,950,001,500	0	0	$0.002	2020/21	0	0
Dr. Alfonso Salas	-	0	0	-	-	0	0
Kenneth Robulak	3,350,000	0	0	$0.015	2022	0	0
Ronald Cheng	500,000	0	0	$0.015	2019	0	0
Peter Stafford	500,000	0	0	$0.015	2019	0	0

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

Outstanding Equity Awards at December 31, 2017 (continued)

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

Mr. Peter Stafford

On August 1, 2014, the Company granted Mr. Stafford the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On July 2, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

Mr. Kenneth Robulak

On July 25, 2014, the Company granted Mr. Robulak the option to acquire 1,000,000 shares of common stock at a price of $0.03 for a term of five years. On July 2, 2015, the exercise price of the option to acquire 1,000,000 shares of common stock was reduced from $0.03 per share to $0.015 per share. On November 27, 2017, the Company granted Mr. Robulak the option to acquire 2,350,000 shares of common stock at a price of $0.015 for a term of five years.

Mr. Ronald Cheng

On August 1, 2014, the Company granted Mr. Cheng the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On July 2, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

 -

Option Exercises and Stock Vested for the year ended December 31, 2017

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

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak	0	0	70,489	0	0	0	70,489
Mr. Peter Stafford	0	0	0	0	0	0	0
Dr. Alfonso Salas	0	0	0	0	0	0	0
Mr. Ronald Cheng	0	0	0	0	0	0	0
Mr. William Smith	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	4,963,851,500	$0.002	4,793,370,591
Total:	4,963,851,500	$0.002	4,793,370,591

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2017, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	5,068,498,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	97.4%

Dr. Alfonso Salas	1,577,738[2]	Member of the Board of Directors	0.0%

Kenneth Robulak	4,540,000[3]	Member of the Board of Directors	0.1%

Peter Stafford	1,000,000[4]	Member of the Board of Directors	0.0%

Ronald Cheng	1,705,800[5]	Member of the Board of Directors	0.0%

All Officers and Directors
as a group (5 people)*	5,077,322,520		97.5%

Security Ownership of Certain Beneficial Owners (continued)

[1]	Mr. Chan owns 14,845,000 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.002 per share:
·	466,666,800 until May 29, 2020
·	3,783,334,200 until July 1, 2021

Mr. Chan’s spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:

·	93,333,400 until May 29, 2020
·	606,667,100 until July 1, 2021

[2]	Dr. Salas owns 1,577,738 shares of common stock.

[3]	Mr. Robulak owns 1,190,000 shares of common stock. Mr. Robulak holds the option to acquire
·	1,000,000 shares of common stock at a price of $0.015 per share until July 19, 2019 and
·	2,350,000 shares of common stock at a price of $0.015 per share until November 27, 2022.

[4]	Mr. Stafford owns 500,000 shares of common stock. Mr. Stafford holds the option to acquire 500,000 shares of common stock at a price of $0.015 per share until August 1, 2019.

[5]	Mr. Cheng owns 1,205,800 shares of common stock. Mr. Cheng holds the option to acquire 500,000 shares of common stock at a price of $0.015 per share until August 1, 2019.

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

Year Ended December 31, 2017

During the 2017 fiscal year, the Company incurred interest expense of $299,125 on $2,891,966 of promissory notes due to relatives of Sidney Chan and interest expense of $1,202,250 on $10,398,249 of amounts outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2017, the accrued interest on promissory notes owed to relatives of Sidney Chan was $2,255,529. As at December 31, 2017, the accrued interest on the lines of credit was $4,949,593.

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

2017	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2016	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2017	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2016	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2016	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2016	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

ALR TECHNOLOGIES, INC.
(Registrant)

DATE: March 30, 2018	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	March 30, 2018
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	March 30, 2018
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	March 30, 2018
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	March 30, 2018
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	March 30, 2018
Mr. Ronald Cheng

