Form 10-Q
period 2018-03-31
ALR TECHNOLOGIES INC.
filed 2018-05-15
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30414

ALR TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

88-0225807

(I.R.S. Employer Identification No.)

7400 Beaufont Springs Drive Suite 300

Richmond, VA 23225

(Address of principal executive offices, including zip code.)

(804) 554-3500

(Telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ x ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of May 15, 2018.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

March 31, 2018 and 2017

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	March 31 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash	$444	$3,111
Total assets	$444	$3,111

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,014,758	$1,038,073
Related party promissory notes payable	2,891,966	2,891,966
Nonrelated party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	4,439,473	4,307,256
Lines of credit from related parties	15,833,701	15,347,842
Total liabilities	26,574,251	25,979,490

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2017 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2017 - Nil) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 10,000,000,000 (December 31, 2017 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2017 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	49,712,328	48,308,919
Accumulated deficit	(76,528,912)	(74,528,075)
Stockholders’ deficit	(26,573,807)	(25,976,379)
Total liabilities and stockholders’ deficit	$444	$3,111

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Expenses
General, selling and administration	$1,060,587	$90,932
Product development costs	240,634	100,629
Professional fees	222,875	39,913
Loss from operations	1,524,096	231,474
Other expenses
Interest	476,741	456,239
Total other expenses	476,741	456,239
Net loss	$(2,000,837)	$(687,713)
Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, - basic and diluted	242,777,909	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(2,000,837)	$(687,713)
Stock-based compensation-product development costs	184,867	1,012
Stock-based compensation-selling, general and administration	977,469	724
Stock-based compensation-professional fees	211,183	—
Non-cash imputed interest expenses	29,890	38,014
Accrued interest on line of credit	314,634	291,778

Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	1,429
Increase (decrease) in accounts payable and accrued liabilities	(23,315)	45,644
Increase in interest payable	132,217	126,218
Net cash used in operating activities	(173,892)	(182,895)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	171,225	186,155
Net cash provided by financing activities	171,225	186,155
Change in cash	(2,667)	3,260
Cash, beginning of period	3,111	2,607
Cash, end of period	$444	$5,867

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

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

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three month periods ended March 31, 2018 and 2017 of $2,000,837 and $687,713. In addition, losses incurred for the years ended December 31, 2017 and 2016 were $2,842,025 and $10,093,733. As of March 31, 2018, the Company is unable to self-finance its operations, has a working capital deficit of $26,573,807 (December 31, 2017 - $25,976,379), accumulated deficit of $76,528,912 (December 31, 2017 - $74,528,075), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $26,574,251 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going-concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its Chairman’s family through lines of credit facilities with available borrowing in principal amount up to $10,500,000 (As of March 31, 2018 the total principal balance outstanding was $10,569,474)(note 4). During 2018 the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not formalized a new agreement for the amount of borrowing available.

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

Notes to Condensed Financial Statements

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

The Company’s activities will necessitate significant uses of working capital beyond 2018. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available and future debt arrangements it obtains.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.       Significant Accounting Policies

The unaudited condensed financial statements as of March 31, 2018 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2018 and December 31, 2017 and the results of operations, and cash flows as of March 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the three month period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		March 31, 2018	December 31, 2017

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		March 31,	December 31,
		2018	2017

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate.	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2017	$3,629,913
Interest incurred on promissory notes payable	504,873
Transfer from implicit interest to interest payable on promissory note	172,470

Balance, December 31, 2017	4,307,256
Interest incurred on promissory notes payable	132,217

Balance, March 31, 2018	$4,439,473

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory notes and interest payable (continued)

c)       Interest payable (continued)

	March 31,	December 31,
	2018	2017

Related parties (relatives of the Chairman)	2,330,310	$2,255,529
Non-related parties	2,109,163	2,051,727

	4,439,473	$4,307,256

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the three months ended March 31, 2018, the Company incurred interest expense of $476,742 (2017: $456,239) substantially as follows:

-	$132,217 (2017: $126,218) incurred on promissory notes payables as shown in note 3(b);
-	$314,634 (2017: $292,007) incurred on lines of credit payable, and
-	$29,890 (2017: $38,014) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of March 31, 2018, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	$8,569,474	$3,707,842	$12,277,316	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$1,556,385	$1,556,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$10,569,474	$5,264,227	$15,833,701

The Chairman has continued to provide financing to the Company in excess of the line of credit borrowing limit available under the same terms as the existing line of credit facility.

As of December 31, 2017, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	$8,398,249	$3,453,208	$11,851,457	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	$2,000,000	Due on Demand	$2,000,000	$1,496,385	$3,496,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$10,569,475	$4,949,593	$15,347,842

5.       Capital Stock

a)	Authorized Capital Stock

i.	Common Stock

During the period ended March 31, 2018:

None

During the year ended December 31, 2017:

On January 27, 2017, the Company’s Board of Directors approved a 100:1 reverse share split of the Company’s common stock. Subsequently, on February 22, 2018, the Company’s Board of Directors proposed a reversal of such reverse share split. The initial reverse share split and subsequent reversal are pending approval from regulatory bodies. On May 3, 2018, the Company filed a stock split with the State of Nevada to affect the reversal of the reverse share split.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

5.       Capital Stock (continued)

a)	Authorized Capital Stock (continued)

i.	Common Stock (continued)

On December 21, 2017, the Company’s shareholders holding a majority of the issued capital stock consented in writing to increase the authorized shares of common stock of the Company from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares. The increase in the authorized shares of common stock of the Company is pending approval from regulatory bodies.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)       Issued Capital Stock

During the period ended March 31, 2018:

There were no capital stock issuances for the three month period ended March 31, 2018.

During the year ended December 31, 2017:

There were no capital stock issuances for the year ended December 31, 2017.

6.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2018		December 31, 2017
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	4,963,851,500	$0.002	4,962,301,500	$0.002
Granted	47,200,000	$0.015	6,500,000	$0.002
Cancelled	(1,500,000)	$(0.015)	(4,950,000)	$(0.061)
Outstanding, end of period	5,009,511,500	$0.002	4,963,851,500	$0.002

Exercisable, end of period	4,983,851,500	$0.002	4,958,201,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the period ended March 31, 2018:

On January 31, 2018, the Company granted 9 consultants and advisors the option to acquire a total of 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years and 1 advisor the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019. Options to acquire 24,000,000 shares of common stock will vest based on achievements of performance milestones by one consulting group. The fair value of the options granted totalled $2,722,605, of which, $1,338,207 related to vested options was recorded as compensation expense and $1,384,399 related to options with performance vesting conditions was not recorded.

The Company recorded $35,512 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2017:

On November 27, 2017, the Company:

·	granted 10 individuals the option to acquire a total of 6,500,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,350,000 of the approved options were to a director of the Company and 4,150,000 were to consultants of the Company, and
·	extended the life of the option held by 4 consultants to acquire an aggregate of 2,200,000 shares of common stock to November 27, 2022.

The Company recorded compensation expense of $194,970 related to the grant of options. There was no compensation expense related to the extension of life of the options.

The Company recorded a further $5,259 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.        Additional paid-in capital (continued)

Stock options (continued)

Options Outstanding:

The options outstanding at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	200,000	$0.030	$0.015	-	-	$-
May 21, 2019	500,000	$0.030	$0.015	500,000	$0.030	$0.01
July 25, 2019	1,000,000	$0.015	$0.030	1,000,000	$0.030	$0.01
August 1, 2019	1,250,000	$0.015	$0.030	1,250,000	$0.030	$0.01
January 30, 2020	2,400,000	$0.015	$0.030	2,400,000	$0.030	$0.01
May 29, 2020	560,000,200	$0.002	$0.043	560,000,200	$0.002	$0.038
July 1, 2021	4,390,001,300	$0.002	$0.043	4,390,001,300	$0.002	$0.038
November 27, 2022	7,200,000	0.015	$0.030	8,700,000	$0.015	$0.025
January 31, 2023	47,000,000	0.015	$0.030	-	$-	$-
Total	5,009,551,500	$0.002	0.043	4,963,851,500	$0.002	$0.038
Weighted Average Remaining Contractual Life		3.15			3.38

The expense incurred related to stock options was allocated as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Product development expense	$184,867	$1,012
Professional expense	211,183	—
Selling, general and administration expenses:	977,469	724

	$1,373,519	$1,736

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes Option Pricing Model based on the following weighted average assumptions:

	March 31, 2018	December 31, 2017

Risk-free interest rate	2.52%	2.34%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	325%	330%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2018 was $0.06 (December 31, 2017: $0.03).

7.       Related party transactions and balances

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$74,782	$74,782
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$314,634	$291,778

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$47,400	$47,400

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

8.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,123,168 (December 31, 2017 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $178,471 (December 31, 2017 - $172,471) related to one of these promissory notes.

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus;
-	3% of sales price between $25,000,000 and $49,999,999 plus;
-	4% of sales price between $50,000,000 and $199,999,999 plus, and
-	5% of sales price in excess of $200,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On April 15, 2008, the Company incorporated a wholly-owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. This subsidiary was wound up during 2017.

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

Recent Developments – Subsequent to March 31, 2018

On May 3, 2018, the Company affected the reversal of the reserve share split by filing completing the filing with the State of Nevada.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the three months ended March 31, 2018 and 2017, which have been prepared in accordance with GAAP.

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

The Company’s condensed financial statements have been prepared on a going-concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. See note 1 of the condensed financial statements.

Due to our being a development stage company and not having generated significant revenues, in the Notes to our financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Results of Operations

	Three Months Ended March 31

			Percentage	Amount
	2018	2017	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$1,060,587	$90,932	1066	969,655
Product development	240,634	100,629	139	140,005
Professional fees	222,875	39,913	451	182,962
Total Operating Expenses	1,524,096	231,474	557	1,292,622

Other Items
Interest expenses	476,741	456,239	4	20,502
Net Loss	$2,000,837	$687,713	191	1,313,124

The net loss for the Company’s three month period ended March 31, 2018 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Options Granted as Compensation	47,200,000	N/A
Value of Options Granted as Consideration	$0.06	N/A
Percentage of Net Loss	69%	N/A

The net loss for the three months ended March 31, 2018 was 191% ($1,310,124) higher than the net loss at March 31, 2017 as a result of the grant of options with a fair value of $1,338,000 during as consideration for services received. The fair value from the grant of the options in three months ended March 31, 2018 accounted for 102% of the total change in net loss as compared to 2017. Of the 47,200,000 options to acquire shares of common stock granted, 24,000,000 (a fair value of approximately $1.4M) did not vest during the period.

Results of Operations (continued)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017, there was both a significant increase and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administrative cost, the variance can be seen as follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Amount Increase / (Decrease)
	2018	2017

General, selling and administrative:
Salaries & consulting fees	$56,000	$56,000	-
Stock based compensation	977,000	1,000	976,000
Travel and trade-shows	11,000	17,000	(6,000)
Rent of corporate offices	1,000	2,000	(1,000)
Website & information technology	4,000	7,000	(3,000)
Other general & administrative costs	12,000	8,000	4,000
Total	$1,061,000	$91,000	970,000

During Q1 2018, aside from the grant of stock options the Company slightly reduced its general and administrative operating expenditures as compared to the same period in 2017. The cash-based general & administrative expenditure decreased by approximately $6,000 during Q1 2018 as compared to the Q1 2017.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to an increase in external consulting services related to the grant of stock options to development personnel under contract.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Three Months Ended March 31, 2018	Three Months Ended	Amount Increase / (Decrease)
		March 31,
		2017
Professional fees:
Corporate auditor - Quarterly review	$-	$-	-
Stock based compensation	211,000	-	211,000
Legal Fees	4,000	26,000	(22,000)
Professionals retained	8,000	14,000	(6,000)
Total	$223,000	$40,000	183,000

The increase in professional fees can be attributed to the Company granting stock options to certain professionals during the period.

Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Interest expense
Interest expense incurred on promissory notes	$132,000	$126,000
Interest expense incurred on lines of credit	315,000	292,000
Imputed interest on zero interest loans	30,000	38,000
Total	$477,000	$456,000

Interest on Promissory Notes

There was not any substantial changes in the amount of promissory notes outstanding from March 31, 2017 to March 31, 2018. During the previous year, the Company transferred amounts from imputed interest to interest on promissory notes and continued recording interest on the outstanding principal during the current period. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the three months ended March 31, 2018 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	March 31, 2018	March 31, 2017	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of Credit provided by Sidney Chan	$8,569,000	$7,814,000	$755,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$10,569,000	$9,814,000	$755,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Three Months	Three Months	Amount ($)
	Ended March 31,	Ended March 31,	Increase / (Decrease)
	2018	2017

Interest expense incurred on line of credit from Sidney Chan during the year	$255,000	$232,000	$23,000
Interest expense incurred on line of credit from Christine Kan during the year	60,000	60,000	-
Total	$315,000	$292,000	$23,000

Imputed Interest

During the 2018 and 2017 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”. The change from the prior year is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working Capital
	As At March 31, 2018	As At December 31, 2017	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$-	$3,000	(3,000)	(100)
Current Liabilities	$26,574,000	$25,979,000	595,000	2
Working Capital (Deficiency)	$26,574,000	$(25,976,000)	598,000	2

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

Current Assets

The Company’s nominal current assets as at March 31, 2018 consist substantially of cash. The Company’s current assets as at December 31, 2017 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $26,571,000 as at March 31, 2018 as compared to $25,979,000 as at December 31, 2017. Current liabilities were as follows:

	March 31, 2018	December 31, 2017	Change $	Change %
Accounts payable and accrued liabilities	$1,015,000	$1,038,000	(23,000)	(2)
Interest payable	4,439,000	4,307,000	132,000	3
Lines of credit to related parties	15,834,000	15,348,000	486,000	3
Promissory notes payable to related parties	2,892,000	2,892,000	—	0
Promissory notes payable	2,394,000	2,394,000	—	0
Total current liabilities	$26,574,000	$25,979,000	595,000	2

The increase in interest payable of $132,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payables occurred as part of operations.

The increase in the lines of credit payable of approximately $486,000 is attributable to borrowings of

-	$171,000 to fund operations, product development activities, overhead and its sales and marketing program.
-	$315,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows used in Operating Activities	$(174,000)	$(183,000)
Cash Flows provided by Financing Activities	$171,000	$186,000
Net change in Cash During Period	$(3,000)	$3,000

Cash Balances and Working Capital

As of March 31, 2018, the Company’s cash balance was $444 compared to $3,111 as of December 31, 2017.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three months period ended March 31, 2018 was $183,000 in comparison with $303,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Product Development Consulting and Expenses	$60,000	$83,000
Management and Employees Compensation	56,000	56,000
Professional Fees	25,000	10,000
Travel and Trade Shows	11,000	17,000
Other	22,000	17,000
Cash used in Operations	$174,000	$183,000

The majority of the expenditures were to repay advances payable, overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three month period ended March 31, 2018 was $171,000 in comparison with $186,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2018 and 2017 covered the operating, product development and market development requirements for the Company repaid certain accounts payable.

Short and Long Term Liquidity

As of March 31, 2018, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable & accrued liabilities	$1,015,000	$1,015,000	$—	$—	$—
Interest payable	4,439,000	4,439,000	—	—	—
Line of credit	15,834,000	15,834,000	—	—	—
Promissory notes to related parties	2,892,000	2,892,000	—	—	—
Promissory notes to arm’s length parties	2,394,000	2,394,000	—	—	—
	$26,574,000	$26,574,000	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2018 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2018, the Company had promissory notes payable and related interest payable, totalling $9,725,792 in default.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financia Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40
29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2018.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

