Form 10-Q
period 2018-06-30
ALR TECHNOLOGIES INC.
filed 2018-08-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of August 13, 2018.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

June 30, 2018 and 2017

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	June 30, 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash	$130	$3,111
Total assets	$130	$3,111

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,014,303	$1,038,073
Related party promissory notes payable	2,891,966	2,891,966
Non-related party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	4,571,961	4,307,256
Lines of credit from related parties	16,312,686	15,347,842
Total liabilities	27,184,999	25,979,490

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2017 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2017 - Nil) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 10,000,000,000 (December 31, 2017 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2017 - 242,777,909 shares of common stock)	242,777	242,777
Additional paid-in capital	49,933,372	48,308,919
Accumulated deficit	(77,361,018)	(74,528,075)
Stockholders’ deficit	(27,184,869)	(25,976,379)
Total liabilities and stockholders’ deficit	$130	$3,111

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Expenses
General, selling and administration	$95,160	$73,375	$1,155,747	$164,307
Product development costs	55,164	83,821	295,798	184,450
Professional fees	199,260	22,821	422,135	62,734
Loss from operations	349,584	180,017	1,873,680	411,491

Other Expense
Interest	482,522	463,318	959,263	919,557
Total other expense	482,522	463,318	959,263	919,557
Net loss	$(832,106)	$(643,335)	$(2,832,943)	$(1,331,048)
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	242,777,909	242,777,909	242,777,909	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(2,832,943)	$(1,331,048)
Stock-based compensation-product development costs	185,404	1,945
Stock-based compensation-selling, general and administration	977,576	1,077
Stock-based compensation-professional fees	401,151	—
Non-cash imputed interest expenses	60,322	76,947
Accrued interest on line of credit	634,506	590,174
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	1,429
Increase (decrease) in accounts payable and accrued liabilities	(23,770)	29,318
Increase in interest payable	264,435	252,436

Net cash used in operating activities	(333,319)	(377,722)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	330,338	375,350

Net cash provided by financing activities	330,338	375,350

Decrease in cash	(2,981)	(2,372)
Cash, beginning of period	3,111	2,607

Cash, end of period	$130	$235

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six-month periods ended June 30, 2018 and 2017 of $2,832,943 and $1,331,048. In addition, losses incurred for the years ended December 31, 2017 and 2016 were $2,842,025 and $10,093,733. As of June 30, 2018, the Company is unable to self-finance its operations, has a working capital deficit of $27,184,869 (December 31, 2017 - $25,976,379), accumulated deficit of $77,361,018 (December 31, 2017 - $74,528,075), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $27,184,999 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,500,000 (as of June 30, 2018 the total principal balance outstanding was $10,728,587) (note 5). During 2018, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not entered into a new agreement for the amount of borrowing available.

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

2.       Significant Accounting Policies

The unaudited condensed financial statements as of June 30, 2018 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2018 and December 31, 2017 and the results of operations and cash flows as of June 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	June 30, 2018	December 31, 2017

Accounts payables	$786,337	$788,681
Accrued liabilities	227,966	255,766

	$1,014,303	$1,038,073

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		June 30, 2018	December 31, 2017

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the US bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		June 30, 2018	December 31, 2017

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2016	$3,629,913
Interest incurred on promissory notes payable	504,873
Transfer from implicit interest to interest payable on promissory notes	172,470

Balance, December 31, 2017	4,307,256
Interest incurred on promissory notes payable	264,435

Balance, June 30, 2018	$4,571,691

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	June 30, 2018	December 31, 2017

Related parties (relatives of the Chairman)	$2,405,091	$2,255,529
Non-related parties	2,166,600	2,051,727

	$4,571,691	$4,307,256

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the six months ended June 30, 2018, the Company incurred interest expense of $959,263 (2017 - $919,557) substantially as follows:

-	$264,435 (2017 - $252,436) incurred on promissory notes payables as shown in note 3(b);
-	$634,506 (2017 - $590,174) incurred on lines of credit payable; and
-	$60,322 (2017 - $76,947) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

5.        Lines of Credit

As of June 30, 2018, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	$8,725,587	$3,967,714	$12,696,301	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,616,385	3,616,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$10,728,587	$5,584,099	$16,312,686

The Chairman has continued to provide financing to the Company in excess of the line of credit borrowing limit available under the same terms as the existing line of credit facility.

As of December 31, 2017, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	$8,398,249	$3,453,208	$11,851,457	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,496,385	3,496,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$10,398,249	$4,949,593	$15,347,842

6.       Capital Stock

a)	Authorized capital stock

i.	Common stock

During the period ended June 30, 2018:

None.

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

b)       Issued capital stock

During the period ended June 30, 2018:

There were no capital stock issuances for the six-month period ended June 30, 2018.

During the year ended December 31, 2017:

There were no capital stock issuances for the year ended December 31, 2017.

7.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2018		December 31, 2017
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	4,963,851,500	$0.002	4,962,301,500	$0.002
Granted	52,200,000	$0.015	6,500,000	$0.002
Cancelled	(1,500,000)	$(0.015)	(4,950,000)	$(0.061)
Outstanding, end of period	5,014,551,500	$0.002	4,963,851,500	$0.002

Exercisable, end of period	4,987,551,500	$0.002	4,958,201,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended June 30, 2018:

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

On June 13, 2018, the Company granted one consultant the option to acquire a total of 5,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. The fair value of the options granted totalled $189,968.

The Company recorded $35,956 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2017:

On November 27, 2017, the Company:

·	granted 10 individuals the option to acquire a total of 6,500,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years; 2,350,000 of the approved options were to a director of the Company and 4,150,000 were to consultants of the Company; and
·	extended the life of the option held by 4 consultants to acquire an aggregate 2,200,000 shares of common stock to November 27, 2022.

The Company recorded compensation expense of $194,970 related to the grant of options. There was no compensation expense related to the extension of life of the options.

The Company recorded a further $5,259 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017

Interest expense	$		$-	$		$-
Product development		537	933		185,404	1,945
Professional		189,968	-		401,151	-
General, selling and administration		107	353		977,576	1,077

		$190,612	$1,286		$1,564,131	$3,022

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2018	December 31, 2017

Risk-free interest rate	2.52%	2.34%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	309%	330%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2018 was $0.06 (December 31, 2017 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding:

The options outstanding at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	200,000	$0.030	$0.017	-	-	$-
May 21, 2019	500,000	$0.030	$0.017	500,000	$0.030	$0.01
July 25, 2019	1,000,000	$0.015	$0.032	1,000,000	$0.030	$0.01
August 1, 2019	1,250,000	$0.015	$0.032	1,250,000	$0.030	$0.01
January 30, 2020	2,400,000	$0.015	$0.032	2,400,000	$0.030	$0.01
May 29, 2020	560,000,200	$0.002	$0.045	560,000,200	$0.002	$0.038
July 1, 2021	4,390,001,300	$0.002	$0.045	4,390,001,300	$0.002	$0.038
November 27, 2022	7,200,000	$0.015	$0.032	8,700,000	$0.015	$0.025
January 31, 2023	47,000,000	$0.015	$0.032	-	$-	$-
June 13, 2023	5,000,000	$0.015	$0.032
Total	5,014,551,500	$0.002	0.045	4,963,851,500	$0.002	$0.038
Weighted Average Remaining Contractual Life		2.90			3.38

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	$	$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	74,782	74,782	149,562	146,850
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	319,872	298,168	634,506	598,454
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	94,800	94,800

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

9.       Commitments and Contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,132,568 (December 31, 2017 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $184,472 (December 31, 2017 - $172,471) related to one of these promissory notes.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

9.       Commitments and Contingencies (continued)

b)	Commitments

The Company has a consulting arrangement with Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years’ annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also, under the terms of the contract are the following:

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus;
-	3% of sales price between $25,000,000 and $49,999,999 plus;
-	4% of sales price between $50,000,000 and $199,999,999 plus; and
-	5% of sales price in excess of $200,000,000.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Financial Statements and Notes thereto and Management Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission (“SEC”) and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “ALRT” mean ALR Technologies Inc., unless otherwise indicated.

Overview

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

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “MBET”. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc. Subsequently the symbol was changed to “ALRT”.

In April 1999, the Company acquired 99.9% (36,533,130) of the issued and outstanding Class A shares of common stock of ALR in exchange for 36,533,130 shares of the Company’s common stock thereby making ALR a subsidiary corporation of the Company. ALR also had outstanding 124,695 shares of Class B common stock, none of which was owned by the Company.

ALR was incorporated pursuant to the Company Act of British Columbia on May 24, 1996. ALR owned one subsidiary corporation, Timely Devices, Inc. (“TDI”). TDI was founded in Edmonton, Alberta, Canada, on July 27, 1994. ALR owned all of the total outstanding shares of TDI. TDI had only one class of common stock outstanding.

On July 31, 2000, the Company sold all of its shares of ALR. From that point onward, the Company focused on developing its own technology, products and performed its own marketing.

On April 15, 2008, the Company incorporated a wholly owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. This subsidiary was wound up during 2017.

In late 2011, the Company relocated its headquarters to 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received FDA clearance and achieved HIPPA compliance for its Diabetes Management System. With these key achievements and successful clinical trials completed, the Company began implementing its commercialization strategy that included a pilot program with patients in Kansas in 2014. The Company obtained significant findings from this pilot program, which led to the development of its Insulin Dosage Adjustment (“IDA”).

During 2017, the Company received FDA clearance for IDA and submitted worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization for its Predictive A1c innovation. The Company is actively seeking to commence revenue-generating activities for its Diabetes Management System.

Recent Developments

On January 31, 2018, the Company’s Board of Directors approved the following grants:

·	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to 9 consultants of the Company; and
·	the option to acquire 200,000 shares of common stock of the Company at a price of $0.015 per share until April 19, 2019 to 1 consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

On May 3, 2018, the Company affected a reversal of the previously approved and reserved share split by filing completing the filing with the State of Nevada.

On June 3, 2018, the Company received notification that an option holder would be exercising their option to acquire 1,000,000 shares of common stock of the Company at a price of $0.015 by extinguishing $15,000 of accounts payable owed by the Company to the option holder. The transaction has not been completed and the Company has not yet issued the shares as certain of the options still had vesting conditions.

On June 13, 2018, the Company announced that its board of directors have elected to migrate or re-domicile the Company from the United States of America to Canada (the “Migration”). Accordingly, the Board has instructed Management to work with legal counsel to present a suitable Migration plan for the Company that is in compliance with all applicable regulatory authorities.

On June 13, 2018 the Chief Executive Officer of the Company accepted a proposal from the board of directors of the Company to purchase a $5,000,000 convertible debenture financing (the “Financing”). The convertible debenture will be convertible for a period of five years into common shares of the Company’s capital stock at a price of $0.05 per share. The convertible debenture will bear interest at a rate of 8 percent per annum and will be repayable in 4 equal semi-annual instalments starting 42 months after its issuance until maturity. The convertible debenture will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

The Company and the Chairman have begun developing on a definitive agreement to implement the convertible debenture with the customary terms, conditions and representations of a commercial lending agreement based on the terms agreed upon. The closing of the issue and sale of the convertible debenture will not occur until such time that is 30 days subsequent to the confirmation of the Company’s first commercial sale of its diabetes management software program

Products

ALR Technologies products utilize internet-based technologies to facilitate a healthcare provider’s ability to monitor their patient’s health and ensure adherence to health maintenance activities.

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

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that, “Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems”.

However, as noted in Patrick Connole, “UnitedHealthcare, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013 Volume 23 Issue 5, 80% of United States patients with diabetes do not follow their prescribed care plan.

ALRT Diabetes Management System (continued)

Furthermore, in Treatment intensification for patients with type 2 diabetes and poor glycaemic control by Fu and Sheenan, it was noted that out of 11,525 patients investigated with an A1c greater than 8% patients received intensification as follows:

  37% within 6 months;
  11% within 6-12 months; and
  52% never.

A study in 2013 by Khunti, Wolden, Thorstead, Anderson and Davies entitled Clinical inertia in people with type 2 diabetes: a retrospective cohort study of more than 80,000 people found that it took on average 19 months to escalate patients with an average A1c of 8.7% from single medication to dual therapy and 82 months to escalate patients with an average A1c of 8.8% from dual medication to triple therapy. Furthermore, they found that it took approximately 20 years to advance patients with an average A1c of over 9% to insulin. At the end of the study, less than 50% of the patients had their treatment intensified.

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

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System. The trial showed A1c dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s Health-e-Connect System as part of a diabetes management program. The A1c test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients. According to the Center for Disease Control and Prevention, “In general, every percentage drop in A1c blood test results (e.g., from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%”. The trial served as the basis for an article titled Effect of Internet Therapeutic Intervention on A1c Levels in Patients with Type 2 Diabetes Treated with Insulin, which was published in the August 2010 Diabetes Care publication.

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using Health-e-Connect System as an Internet-Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycaemic control and patient satisfaction”.

In October 2011, the Company received 510(k) clearance from the US Food and Drug Administration (FDA) for its Diabetes Management System (then known as the Health-e-Connect System) for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enables the Company to commence with the United States marketing and sales launch of its Health-e-Connect System.

ALRT Diabetes Management System (continued)

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

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association clinics to deploy its Diabetes Management System for up to 200 patients that fit certain criteria. As a result of the pilot program findings and general industry trends, the Company proceeded with developing three new innovations:

·	Insulin Dosage Adjustment uses both American Diabetes Association (ADA) and American Association of Clinical Endocrinologists (AACE) guidelines for adjusting insulin;
·	Predictive A1c, which converts blood glucose data uploaded into our Diabetes Management Systems and converts the large amount of data into a predicted or simulated A1c; and
·	Diabetes Therapy Review allows the healthcare providers to change care plans for patients on a timely basis based on the results of Predictive A1c and overall how patients are managing their diabetes.

On January 1, 2015, the Center for Medicaid and Medicare Services began reimbursing physicians for the non-face-to-face management of Medicare patients with two or more serious chronic diseases. Physicians would be paid a per-patient-per-month fee for “Chronic Care Management” and the examination of data from a remote monitoring platform is considered a reimbursable activity by CMS. Therefore, the Company modified its System to conform to the requirements of the CMS reimbursement. These modifications permit the Company to market to medical groups throughout the United States with a product that will help physicians to draw down this new reimbursement, as well as to potentially improve the outcomes of their patients.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The Company utilized the publicly available algorithm of the AACE and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the heathcare provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the healthcare provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed healthcare providers to keep their patients at the optimal dose for longer periods.

Preliminary data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1c levels. On April 17, 2015, the Company signed a commercial contract with one of the KCMPA clinics, the Clay-Platte Family Medicine Clinic, to provide remote monitoring services. The Company has provided these services to date to Clay-Platte at no charge, as it has provided the Company with continuous users as a sample population for its own strategic planning and business plan. The Company continues to actively provide services to Clay-Platte for certain of its patients.

On June 20, 2017, the Company filed a worldwide patent application under the PCT for its Predictive A1c feature to the World Intellectual Property Office.

On September 18, 2017, the Company received clearance from the FDA for its Insulin Dosage Adjustment feature within the Company’s Diabetes Management System.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the six months ended June 30, 2018 and 2017, which have been prepared in accordance with GAAP.

The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

The Company’s condensed financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. See note 1 of the condensed financial statements.

Due to our being a development stage company and not having generated significant revenues, in the notes to our financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Results of Operations

	Six Months Ended June 30

			Amount (%)	Amount ($)
	2018	2017	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$1,155,747	$164,307	603	991,440
Product development	295,798	184,450	60	111,348
Professional fees	422,135	62,734	587	359,401
Total Operating Expenses	1,873,680	411,491	355	1,462,189

Other Items
Interest expenses	959,263	919,557	4	39,706
Net Loss	$2,832,943	$1,331,048	113	1,501,895

The net loss for the Company’s six-month period ended June 30, 2018 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Options Granted as Compensation	52,200,000	N/A
Value of Options Granted as Consideration	$0.06	N/A
Percentage of Net Loss	54%	N/A

The net loss for the six months ended June 30, 2018 was 113% ($1,501,896) higher than the net loss at June 30, 2017 as a result of the grant of options with a fair value recognized of $1,528,175  as consideration for services received. The fair value from the grant of the options in the six months ended June 30, 2018 accounted for 102% of the total change in net loss as compared to 2017. Of the 52,200,000 options to acquire shares of common stock granted, 24,000,000 (a fair value of approximately $1.4M) did not vest (and was not recorded) during the period.

Results of Operations (continued)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the six-month period ended June 30, 2018 as compared to the six-month period ended June 30, 2017, there was both a significant increase and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30,	Six Months Ended June 30,	Amount ($) Increase / (Decrease)
	2018	2017

General, selling and administrative:
Salaries and consulting fees	$128,000	$113,000	15,000
Stock-based compensation	978,000	1,000	977,000
Travel and trade shows	21,000	21,000	-
Rent of corporate offices	-	6,000	(6,000)
Website and information technology	8,000	18,000	(10,000)
Other general and administrative costs	21,000	5,000	16,000
Total	$1,156,000	$164,000	992,000

During the six month period ended June 30, 2018, aside from the grant of stock options, the Company slightly increased its general and administrative operating expenditures as compared to the same period in 2017. The cash-based general and administrative expenditure decreased by approximately $15,000 during the six month period ended 2018 as compared to 2017.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to an increase in external consulting services related to the grant of stock options to development personnel under contract.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$13,000	$30,000	(17,000)
Legal fees	8,000	33,000	(25,000)
Stock based compensation	401,000	-	401,000
Diabetes care facilitators	-	-
Total	$422,000	$63,000	359,402

The increase in professional fees can be attributed to the Company granting stock options to certain professionals during the period.

Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the six-months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest expense
Interest expense incurred on promissory notes	$264,000	$252,000
Interest expense incurred on lines of credit	635,000	590,000
Imputed interest on zero interest loans	60,000	78,000
Total	$959,000	$920,000

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from June 30, 2017 to June 30, 2018. During the previous year, the Company transferred amounts from imputed interest to interest on promissory notes and continued recording interest on the outstanding principal during the current period. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the six months ended June 30, 2018 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	June 30, 2018	June 30, 2017	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$8,729,000	$8,004,000	$725,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$10,729,000	$10,004,000	$725,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Six Months	Six Months	Amount ($)
	Ended June 30,	Ended June 30,	Increase / (Decrease)
	2018	2017

Interest expense incurred on line of credit from Sidney Chan during the year	$514,000	$470,000	$44,000
Interest expense incurred on line of credit from Christine Kan during the year	120,000	120,000	-
Total	$634,000	$590,000	$44,000

Imputed Interest

During the 2018 and 2017 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item additional paid-in capital. The change from the prior year is related to the discussion included under Interest on Promissory Notes above.

Results of Operations (continued)

	Three Months Ended June 30

			Amount (%)	Amount ($)
	2018	2017	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$95,160	$73,375	30	$21,785
Product development	55,164	83,821	(34)	(28,657)
Professional fees	199,260	22,821	773	176,439
Total Operating Expenses	349,584	180,017	94	169,567

Other Items
Interest expenses	482,522	463,318	4	19,204
Net Loss	$832,106	$643,335	29	$188,771

The net loss for the three months ended June 30, 2018 increased by 29% ($188,771) as compared to the same period in the prior year as a result of the grant of an option to acquire shares of common stock of the Company with a fair value of $190,000. There was not similar transaction during the three months ended June 30, 2017. The fair value of the options granted in 2018 accounted for 100% of the increase in net loss from the prior period.

Liquidity and Capital Resources

Working Capital
	As at June 30, 2018		As at December 31, 2017	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$		$3,000	(3,000)	(100)
Current Liabilities		$27,185,000	$25,979,000	1,206,000	5
Working Capital (Deficiency)		$(27,185,000)	$(25,976,000)	(1,209,000)	(5)

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue-generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or anytime in the future, which could ultimately lead to business failure.

Current Assets

The Company’s nominal current assets as at June 30, 2018 consist substantially of cash. The Company’s current assets as at December 31, 2017 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $27,185,000 as at June 30, 2018 as compared to $25,979,000 as at December 31, 2017. Current liabilities were as follows:

	June 30, 2018	December 31, 2017	Change $	Change %
Accounts payable and accrued liabilities	$1,014,000	$1,038,000	(24,000)	(2)
Lines of credit to related parties	16,313,000	15,348,000	965,000	6
Promissory notes payable to related parties	2,892,000	2,892,000	-	-
Promissory notes payable	2,394,000	2,394,000	-	-
Interest payable	4,572,000	4,307,000	265,000	6
Total current liabilities	$27,185,000	$25,979,000	1,206,000	5

The increase in interest payable of $265,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payable occurred as part of operations.

The increase in the lines of credit payable of approximately $965,000 is attributable to borrowings of:

-	$330,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
-	$635,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows used in Operating Activities	$(333,000)	$(377,000)
Cash Flows provided by Financing Activities	330,000	375,000
Net change in Cash During Period	$(3,000)	$(2,000)

Cash Balances and Working Capital

As of June 30, 2018, the Company’s cash balance was $130 compared to $3,111 as of December 31, 2017.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2018 was $333,000 in comparison with $377,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Product development consulting and expenses	$108,000	$184,000
Management and employees compensation	128,000	113,000
Professional fees and related accounts payables	63,000	30,000
Travel and trade shows	20,000	20,000
Other	14,000	30,000
Cash used in Operations	$333,000	$377,000

The majority of the expenditures were to repay overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six-month period ended June 30, 2018 was $330,000 in comparison with $375,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2018 and 2017 covered the operating, product development and market development requirements for the Company repaid certain accounts payable.

Short- and Long-Term Liquidity

As of June 30, 2018, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable and accrued liabilities	$1,014,000	$1,014,000	$-	$-	$-
Line of credit	16,313,000	16,313,000	-	-	-
Promissory notes to related parties	2,892,000	2,892,000	-	-	-
Promissory notes to arm’s length parties	2,394,000	2,394,000	-	-	-
Interest payable	4,572,000	4,572,000	-	-	-
	$27,185,000	$27,185,000	$-	$-	$-

The Company will continue to use the funds available from the lines of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the lines of credit to increase as compared to the past six months, as it expects to commercially launch its Diabetes Management System during this period.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective for the following reasons:

1)	insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2018 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2018, the Company had promissory notes payable and related interest payable, totalling $9,858,010 in default.

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
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August 2018.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

