Form 10-Q
period 2018-09-30
ALR TECHNOLOGIES INC.
filed 2018-11-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of November 13, 2018.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

September 30, 2018 and 2017

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	September 30, 2018	December 31, 2017
	(unaudited)

Assets
Current assets:
Cash	$4,401	$3,111
Total assets	$4,401	$3,111

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,005,090	$1,038,073
Related party promissory notes payable	2,891,966	2,891,966
Non-related party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	4,703,909	4,307,256
Lines of credit from related parties	16,795,266	15,347,842
Total liabilities	27,790,584	25,979,490

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2017 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2017 - Nil) shares of preferred stock were issued and outstanding
Common stock:
Authorized: 10,000,000,000 (December 31, 2017 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2017 - 242,777,909 shares of common stock)	242,777	242,777
Additional paid-in capital	49,964,949	48,308,919
Accumulated deficit	(77,993,909)	(74,528,075)
Stockholders’ deficit	(27,786,183)	(25,976,379)
Total liabilities and stockholders’ deficit	$4,401	$3,111

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Expenses
General, selling and administration	$81,131	$75,744	$1,236,878	$240,051
Product development costs	55,396	79,538	351,194	263,988
Professional fees	8,693	85,073	430,827	147,807
Loss from operations	145,220	240,355	2,018,900	651,846

Other Expense
Interest	487,671	468,334	1,446,934	1,387,891
Total other expense	487,672	468,334	1,446,934	1,387,891
Net loss	$(632,891)	$(708,689)	$(3,465,834)	$(2,039,737)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	242,777,909	242,777,909	242,777,909	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$3,465,834	$2,039,737
Stock-based compensation-product development costs	185,940	2,877
Stock-based compensation-selling, general and administration	977,683	1,263
Stock-based compensation-professional fees	401,151
Non-cash imputed interest expenses	91,256	115,901
Accrued interest on line of credit	959,025	893,336
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	1,429
Increase (decrease) in accounts payable and accrued liabilities	(32,983)	87,901
Increase in interest payable	396,653	387,654

Net cash used in operating activities	(487,109)	(558,376)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	488,399	558,783

Net cash provided by financing activities	488,399	558,783

Decrease in cash	1,290	407
Cash, beginning of period	3,111	2,607

Cash, end of period	$4,401	$3,014

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine months ended September 30, 2018 and 2017 of $3,465,834 and $2,039,737. In addition, losses incurred for the years ended December 31, 2017 and 2016 were $2,842,025 and $10,093,733. As of September 30, 2018, the Company is unable to self-finance its operations, has a working capital deficit of $27,786,183 (December 31, 2017 - $25,976,379), accumulated deficit of $77,993,909 (December 31, 2017 - $74,528,075), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $27,790,584 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,500,000 (as of September 30, 2018 the total principal balance outstanding was $10,886,648) (note 5). During 2018, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not entered into a new agreement for the amount of borrowing available but have agreed to work towards a convertible promissory note financing.

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

2.       Significant Accounting Policies

The unaudited condensed financial statements as of September 30, 2018 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2018 and December 31, 2017 and the results of operations and cash flows as of September 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	September 30, 2018	December 31, 2017

Accounts payables	$780,168	$782,307
Accrued liabilities	224,922	255,766

	$1,005,090	$1,038,073

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		September 30, 2018	December 31, 2017

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$875,619	$875,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the US bank prime rate plus 1%	500,000	500,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		September 30, 2018	December 31, 2017

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,455	887,455

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,986	310,986

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2016	$3,629,913
Interest incurred on promissory notes payable	504,873
Transfer from implicit interest to interest payable on promissory notes	172,470

Balance, December 31, 2017	4,307,256
Interest incurred on promissory notes payable	396,653

Balance, September 30, 2018	$4,703,909

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	September 30, 2018	December 31, 2017

Related parties (relatives of the Chairman)	$2,479,873	$2,255,529
Non-related parties	2,224,036	2,051,727

	$4,703,909	$4,307,256

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the nine months ended September 30, 2018, the Company incurred interest expense of $1,446,935 (2017 - $1,387,891) substantially as follows:

·	$396,653 (2017 - $378,653) incurred on promissory notes payables as shown in notes 4(a) and 4(b);
·	$959,025 (2017 - $892,902) incurred on lines of credit payable; and
·	$91,526 (2017 - $115,901) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

5.        Lines of Credit

As of September 30, 2018, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$8,500,000	Due on Demand	8,886,648	4,232,233	13,118,881	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,676,385	3,676,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		10,886,648	5,908,618	16,795,266

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

During the period ended September 30, 2018:

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

b)       Issued capital stock

During the period ended September 30, 2018:

There were no capital stock issuances for the nine months ended September 30, 2018.

During the year ended December 31, 2017:

There were no capital stock issuances for the year ended December 31, 2017.

7.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	4,963,851,500	$0.002	4,962,301,500	$0.002
Granted	52,200,000	$0.015	6,500,000	$0.002
Cancelled	(1,500,000)	$0.015	(4,950,000)	$(0.061)
Outstanding, end of period	5,014,551,500	$0.004	4,963,851,500	$0.002

Exercisable, end of period	4,987,551,500	$0.004	4,958,201,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2018:

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

On June 3, 2018, the Company received notification that an option holder would be exercising their option to acquire 1,000,000 shares of common stock of the Company at a price of $0.015 by extinguishing $15,000 of accounts payable owed by the Company to the option holder. The Company has not yet issued the shares as certain of the options still had vesting conditions at September 30, 2018.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

General, selling and administration	$107	$187	$977,683	$1,263
Product development	536	933	185,940	2,877
Professional	-	-	401,151	-

	$643	$1,119	$1,564,774	$4,140

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2018	December 31, 2017

Risk-free interest rate	2.52%	2.34%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	309%	330%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2018 was $0.06 (December 31, 2017 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding:

The options outstanding at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	200,000	$0.030	$0.023	-	-	$-
May 21, 2019	500,000	$0.030	$0.023	500,000	$0.030	$0.01
July 25, 2019	1,000,000	$0.015	$0.038	1,000,000	$0.030	$0.01
August 1, 2019	1,250,000	$0.015	$0.038	1,250,000	$0.030	$0.01
January 30, 2020	2,400,000	$0.015	$0.038	2,400,000	$0.030	$0.01
May 29, 2020	560,000,200	$0.002	$0.051	560,000,200	$0.002	$0.038
July 1, 2021	4,390,001,300	$0.002	$0.051	4,390,001,300	$0.002	$0.038
November 27, 2022	8,700,000	$0.015	$0.038	8,700,000	$0.015	$0.025
January 31, 2023	47,000,000	$0.015	$0.038	-	$-	$-
June 13, 2023	5,000,000	$0.015	$0.038
Total	5,014,551,500	$0.004		4,963,851,500	$0.002	$0.038
Weighted Average Remaining Contractual Life		2.62			3.38

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	$	$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	74,782	74,782	224,344	224,344
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	324,519	303,595	959,025	893,336
Related party transactions including within general, selling and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	142,200	142,200

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

9.       Commitments and Contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,141,968 (December 31, 2017 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $190,472 (December 31, 2017 - $172,471) related to one of these promissory notes.

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

ii.                  Sale of business

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·	2% of sales price up to $24,999,999 plus;
·	3% of sales price between $25,000,000 and $49,999,999 plus;
·	4% of sales price between $50,000,000 and $199,999,999 plus; and
·	5% of sales price in excess of $200,000,000.

10.       Subsequent Event

On October 1, 2018, the Company granted two consultants the option to acquire a total of 300,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years.

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

On June 13, 2018 the Chief Executive Officer of the Company accepted a proposal from the board of directors of the Company to purchase a $5,000,000 convertible debenture financing (the “Financing”). The convertible debenture will be convertible for a period of five years into common shares of the Company’s capital stock at a price of $0.05 per share. The convertible debenture will bear interest at a rate of 8 percent per annum and will be repayable in 4 equal semi-annual instalments starting 42 months after its issuance until maturity. The convertible debenture will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company. On September 20, 2018, the parties agreed to increase the Financing to $7,000,000. On October 25, 2018, the parties agreed to further increase the Financing to $8,500,000.

The Company and the Chairman have begun developing on a definitive agreement to implement the convertible debenture with the customary terms, conditions and representations of a commercial lending agreement based on the terms agreed upon. The closing of the issue and sale of the convertible debenture will not occur until such time that is 30 days subsequent to the confirmation of the Company’s first commercial sale of its diabetes management software program

On August 27, 2018, the Company entered into a Memorandum of Understanding with Aspire Cerebro Advertising Ltd. to bring the ALRT Diabetes Solution to India’s estimated 100 million diabetes patients. The arrangement would connect private healthcare facilities in India with global pharmaceuticals companies and glucose test suppliers through the ALRT Diabetes Solution. The parties are developing their plan to introduce the ALRT Diabetes Solution to the Indian marketplace.

On October 1, 2018, the Company entered into a Collaboration Agreement with IDEAS DWC LLC to bring the ALRT Diabetes Management Solution to market to countries located in the Middle East and North Africa (“MENA”) region. Countries located in the MENA region defined in the Collaboration Agreement include Afghanistan, Algeria, Bahrain, Egypt, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Morocco, Oman, Pakistan, Palestine, Qatar, Saudi Arabia, Sudan, Syria, United Arab Emirates and Yemen. The parties are developing their plan to introduce the ALRT Diabetes Solution to the MENA region.

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

However, as noted in Patrick Connole, UnitedHealthcare, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013 Volume 23 Issue 5, 80% of United States patients with diabetes do not follow their prescribed care plan.

Furthermore, in Treatment intensification for patients with type 2 diabetes and poor glycaemic control by Fu and Sheenan, it was noted that out of 11,525 patients investigated with an A1c greater than 8% patients received intensification as follows:

·	37% within 6 months;
·	11% within 6-12 months; and
·	52% never.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the nine months ended September 30, 2018 and 2017, which have been prepared in accordance with GAAP.

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

Results of Operations

	Nine Months Ended	Nine Months Ended	Amount (%)	Amount ($)
	September 30	September 30	Increase /	Increase /
	2018	2017	(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$1,236,878	240,051	415	996,827
Product development	351,194	263,988	33	87,206
Professional fees	430,828	147,807	191	283,020
Total Operating Expenses	2,018,900	651,846	210	1,367,053

Other Items
Interest expenses	1,446,934	1,387,891	4	59,044
Net Loss	$3,465,834	2,039,737	70	1,426,097

The net loss for the Company’s nine months ended September 30, 2018 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Options Granted as Compensation	52,200,000	—
Value of Options Granted as Consideration	1,528,977	$—
Percentage of Net Loss	44%	N/A

The net loss for the nine months ended September 30, 2018 was 70% ($1,426,097) higher than the net loss at September 30, 2017, as a result of the grant of options with a fair value recognized of $1,528,977 as consideration for services received. The fair value from the grant of the options in the nine months ended September 30, 2018 accounted for 107% of the total change in net loss as compared to 2017. Of the 52,200,000 options to acquire shares of common stock granted, 24,000,000 (a fair value of approximately $1.4M) did not vest (and was not recorded) during the period.

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, there was both a significant increase and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administrative cost, the variance can be seen as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount ($) Increase / (Decrease)
	2018	2017

General, selling and administrative:
Salaries and consulting fees	$184,000	169,000	15,000
Stock-based compensation	978,000	1,000	977,000
Travel and trade shows	34,000	33,000	1,000
Rent of corporate offices	1,000	7,000	(6,000)
Website and information technology	11,000	15,000	(4,000)
Other general and administrative costs	28,000	15,000	13,000
Total	$1,236,000	240,000	996,000

During the nine months ended September 30, 2018, aside from the grant of stock options, the Company slightly increased its general and administrative operating expenditures as compared to the same period in 2017. The cash-based general and administrative expenditure increased by approximately $19,000 during the nine months ended September 30, 2018 as compared to 2017 as a result of increased filing fees to bring the reporting status current.

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$22,000	53,000	(31,000)
Legal fees	8,000	35,000	(27,000)
Stock-based compensation	401,000	—	401,000
Audit and quarterly review fees	—	60,000	(60,000)
Total	$431,000	148,000	283,000

The increase in professional fees can be attributed to the Company granting stock options to certain professionals during the period.

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest expense
Interest expense incurred on promissory notes	$397,000	$379,000
Interest expense incurred on lines of credit	959,000	893,000
Imputed interest on zero interest loans	91,000	116,000
Total	$1,447,000	$1,388,000

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from September 30, 2017 to September 30, 2018. During the previous year, the Company transferred amounts from imputed interest to interest on promissory notes and continued recording interest on the outstanding principal during the current period. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the nine months ended September 30, 2018 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	September 30, 2018	September 30, 2017	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$8,887,000	$8,187,000	$700,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$10,887,000	$10,187,000	$700,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Amount ($) Increase /

			(Decrease)

Interest expense incurred on line of credit from Sidney Chan during the year	$779,000	$713,000	$66,000
Interest expense incurred on line of credit from Christine Kan during the year	180,000	180,000	-
Total	$959,000	$893,000	$66,000

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

Results of Operations (continued)

	Three Months Ended September 30	Three Months Ended September 30
			Amount (%) Increase /	Amount ($) Increase /
	2018	2017	(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$81,131	$75,744	7	$5,387
Product development	55,396	79,538	(30)	(24,142)
Professional fees	8,693	85,073	(90)	(76,381)
Total Operating Expenses	145,220	240,355	(40)	(95,136)

Other Items
Interest expenses	487,672	468,334	4	19,338
Net Loss	$632,891	$708,689	(11)	$(75,798)

The net loss for the three months ended September 30, 2018 decreased by 11% ($75,798), as compared to the same period in the prior year as a result of decreased professional services retained and additional product development activities outside of general consultants retained. In the prior year, the Company incurred $60,000 of fees related to initiating the process to become current with its reporting requirements. There was not similar transaction during the three months ended September 30, 2018.

Liquidity and Capital Resources

Working Capital	As at September 30, 2018	As at December 31, 2017	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$4,000	$3,000	1,000	33
Current Liabilities	$27,791,000	$25,979,000	(1,812,000)	7
Working Capital (Deficiency)	$(27,787,000)	$(25,976,000)	(1,811,000)	7

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

Current Assets

The Company’s nominal current assets as at September 30, 2018 consist substantially of cash. The Company’s current assets as at December 31, 2017 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $27,790,000 as at September 30, 2018 as compared to $25,979,000 as at December 31, 2017. Current liabilities were as follows:

	September 30, 2018	December 31, 2017	Change $	Change %
Accounts payable and accrued liabilities	$1,005,000	1,038,000	(33,000)	(3)
Lines of credit to related parties	16,795,000	15,348,000	1,447,000	9
Promissory notes payable to related parties	2,892,000	2,892,000	—	—
Promissory notes payable	2,394,000	2,394,000	—	—
Interest payable	4,704,000	4,307,000	397,000	9
Total current liabilities	$27,790,000	25,979,000	1,811,000	7

The increase in interest payable of $397,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payable occurred as part of operations.

The increase in the lines of credit payable of approximately $1,447,000 is attributable to borrowings of:

-	$488,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
-	$959,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash Flows used in Operating Activities	$(487,000)	$(559,000)
Cash Flows provided by Financing Activities	488,000	559,000
Net change in Cash During Period	$1,000	$—

Cash Balances and Working Capital

As of September 30, 2018, the Company’s cash balance was $4,401 compared to $3,111 as of December 31, 2017.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2018 was $487,000 in comparison with $559,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Product development consulting and expenses	$165,000	$190,000
Management and employees compensation	184,000	169,000
Professional fees and related accounts payables	70,000	148,000
Travel and trade shows	34,000	33,000
Other	34,000	19,000
Cash used in Operations	$487,000	$559,000

The majority of the expenditures were to repay overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine months ended September 30, 2018 was $488,000 in comparison with $559,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2018 and 2017 covered the operating, product development and market development requirements for the Company repaid certain accounts payable.

Short- and Long-Term Liquidity

As of September 30, 2018, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,005,000	$1,005,000	$—	$—	$—
Line of credit	16,795,000	16,795,000	—	—	—
Promissory notes to related parties	2,892,000	2,892,000	—	—	—
Promissory notes to arm’s length parties	2,394,000	2,394,000	—	—	—
Interest payable	4,704,000	4,704,000	—	—	—
	$27,790,000	$27,790,000	$—	$—	$—

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning July 1, 2018 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2018, the Company had promissory notes payable and related interest payable, totalling $9,900,000 in default.

ITEM 5.	OTHER INFORMATION.

The Company failed to file one (1) Form 8-K documents:

1.	On October 1, 2018 we failed to file a Form 8-K when we granted the option to two consultants to acquire a total of 400,000 shares of common stock at a price of $0.015 for a term of five years.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2018.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

