Form 10-K
period 2018-12-31
ALR TECHNOLOGIES INC.
filed 2019-03-29
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.05 as at June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at March 29, 2019, 242,777,909 shares of the registrant’s common stock were outstanding.

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

On April 15, 2008, the Company incorporated a wholly owned subsidiary in Canada under the name Canada ALRTech Health Systems Inc. This inactive subsidiary was dissolved on October 4, 2016. Accordingly, ALRTech Health Systems Inc. has been deconsolidated from such date.

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

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System. The trial showed A1c dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s Health-e-Connect System as part of a diabetes management program. The A1c test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients. According to Center for Disease Control and Prevention, “In general, every percentage drop in A1c blood test results (e.g. from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%.” The trial served as the basis for an article titled “Effect of Internet Therapeutic Intervention on A1c Levels in Patients with Type 2 Diabetes Treated with Insulin” was published in the August 2010 Diabetes Care publication.

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using Health-e-Connect System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction.”

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

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The Company utilized the publicly available algorithm of the AACE & ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the healthcare provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the healthcare provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed healthcare provider to keep their patients at the optimal dose for longer periods.

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

Potential Benefits of ALRT Diabetes Management System

Our Diabetes Management System resolves the expensive and complex care requirements with diabetes by taking a unique approach. While the science of diabetes care is well established and understood, there are disconnects in applying theory into practice. Our System is designed to connect the gap between the theory and practice of diabetes care. We believe the main gaps between theory and practice are:

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
  when reliable blood glucose data is available, there is "too much information" for a healthcare provider to analyse in a 15-minute clinical visit.

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

Manufacturers

The Company does not have any designated manufacturers at this time.

Patents and Trademarks

·	US Patent D446, 740 received on August 21, 2001 for Ornamental design of a Medication Alert Device in the shape of a heart.
·	US Patent D446,739 received on August 21, 2001 for Ornamental Design of a Medication Alert Device in the shape of a dog bone.
·	US Patent D447,074 received on August 28, 2001 for Ornamental Design of a Medication Alert Device in the shape of a stylized paw.
·	US Patent 6,934,220 received on August 23, 2005 entitled Portable Programmable Medical Alert Device.
·	US Patent 7,607,431 issued October 27, 2009 for patient compliance and remote monitoring of patient’s use of nebulizer compressors.

The Company has the following patent applications pending:

·	Provisional Patent Application serial number 61/271,852 filed on July 27, 2009. Title is Patient Care Coordination System Including Home Use of Medical Apparatus.

The Company has the following patent applications under the PCT:

·	PCT/CA2017/050753 dated June 27, 2017. Title is “method and system for monitoring a diabetes treatment plan”.

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

On June 3, 2018, the Company received notification that an option holder would be exercising their option to acquire 1,000,000 common shares of the Company at a price of $0.015 per share by extinguishing $15,000 of accounts payable owed by the Company. The Company has not yet issued the shares as certain of the option still had vesting conditions at December 31, 2018.

On June 13, 2018, the Company’s Board of Directors approved the following grant:

·	the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to one consultant of the Company.

On October 1, 2018, the Company’s Board of Directors approved the following grant:

·	the option to acquire 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to two consultants of the Company.

Recent Developments – Subsequent to December 31, 2018

On February 4, 2019, the Company granted a consultant the option to acquire of total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

On March 15, 2019, the Company granted the option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director.

Additional Financing

On September 25, 2017 the Company announced that it had authorized a private placement up to $5 million for the issuance of convertible debentures that are convertible into shares of common stock of the Company at a price of $0.05 per share (the “Note”).

On June 13, 2018 the Chairman and Chief Executive Officer (the “Chairman”) of the Company accepted a proposal from the board of directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8 percent per annum and will be repayable in 4 equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties have to increase the proposed Financing from $7,000,000 to $8,500,000 (the “Amended Financing”). The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share.

The Company and the Chairman are continuing discussions on a definitive agreement to implement the Note with the customary terms, conditions and representations of a commercial lending agreement. The closing of the Amended Financing and sale of the Note will not occur until such time that is 30 days subsequent to the confirmation of the Company’s first commercial sale of its diabetes management software program which has not yet occurred.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS.

Accounts payable and accrued liabilities as of December 31, 2018 include $180,666 (December 31, 2017 - $180,666) of amounts owing to a supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount. Management asserts that the Company has no obligation to the vendor as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

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

- $300,000 repayable at a rate of $25,000 per month evidenced by a promissory note; and

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

1)        Mr. H. Gordon Niblock (continued)

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $712,052 or any costs of the judgment reached against the Company.

2)        Ms. Irene Ho

The Company owes a promissory note to Ms. Irene Ho that was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $557,800.

3)        Mr. Stan Link

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $78,000.

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

The Company’s Common Stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT.” The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2018	0.06	0.03
September 30, 2018	0.07	0.04
June 30, 2018	0.05	0.03
March 31, 2018	0.07	0.03
December 31, 2017	0.07	0.03
September 30, 2017	0.15	0.00
June 30, 2017	0.00	0.00
March 31, 2017	0.00	0.00

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2018, there were 242,777,909 common shares of the Company issued and outstanding.

As at December 31, 2018, there were 134 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

No cash dividends have been declared by the Company nor is any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for working capital.

Securities Authorized from Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and accordingly the Company does not have any securities authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

There were no issuances of securities that were not under a registration statement during the year ended December 31, 2018 and the subsequent period to the date of this Form 10K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

The Company did not generate any revenue in 2018 or 2017. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Management System, a blood glucose management platform that combines patient monitoring, patient adherence, care team communications, automated patient management and insulin dosage suggestions.

In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. In 2012, the Company obtained HIPAA clearance for its Diabetes Management System. The Company since demonstrated that the average patient’s A1C was reduced by 1.2% over 6 months in both a clinical trial and a pilot program. Subsequently, the Company developed and obtained FDA clearance for Insulin Dose Adjustment and developed and is patent pending for its proprietary Predictive A1C innovation. The Company is ready to launch the Diabetes Management System commercially and is seeking a suitable opportunity.

Product Development

During the 2018 fiscal year, the majority of the Company’s product development efforts were expended to:

·	further development of its Diabetes Management System;
·	respond to questions from the FDA for its 510K clearance application for IDA;
·	prepare for additional functionality to enhance care facilitation activity;
·	increase compatibility and usability of the Diabetes Management System;
·	implement advances as a result of user feedback, and
·	other general advances of the Diabetes Management System.

With the completion of the Diabetes Management System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Diabetes Management System.

Product development and research costs were $408,640 in 2018 and $416,304 in 2017.

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

There is no certainty of the timing or amount of cash flows from sales, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the Company’s debts. The Company has limited resources and is seeking to penetrate markets with indirect competition with much greater resources. The Company is seeking to displace generally accepted processes for diabetes management which means it is directly entering into an unestablished market. Management is evaluating alternatives to penetrate both existing and new marketplaces in order to generate cash flows. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility but due to the current acceptance levels of the Diabetes Management System, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long-term success. For these reasons the Company is seeking additional financing.

The Company has operating lines of credit with a borrowing limit of $10,500,000. As at December 31, 2018, the Company had borrowing available of approximately $nil on its line of credit. The Company does not have any other facilities readily available at this time and has continued to receive funding under the terms of the existing line of credit that has reached the borrowing limit from the Chief Executive Officer. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its Diabetes Management System to support its cost of operations, overhead and repay its obligations.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company will require additional financing in the future for which there is no guarantee it will receive, furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2018 were $28,398,364. A total of approximately $23,500,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Diabetes Management System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2017 and 2018 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through sale of Diabetes Management subscriptions.

If management is not successful in its plans, they may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2018, the Company’s sole officer, Sidney Chan, was paid from the line of credit financing available as follows:

-	Sidney Chan, Chief Executive Officer, accrues $15,800 per month, all of which was recorded as an increase to the borrowings on the lines of credit provided to the Company.

Mr. Chan’s compensation was the same for the 2017 fiscal year.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as director of the Company. Those directors that hold a position as officer or consultant of the Company earn fees for those services provided. During 2018, the Company did not grant any incentive options to its directors for services. During 2017, the Company granted Ken Robulak the option to acquire 2,350,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years.

Capital Structure

As of the date of this Form 10K:

Authorized Common Stock

2,000,000,000 shares of common stock with a par value of $0.001 per share.

On December 20, 2016, certain stockholders who beneficially owned 122,998,482, or approximately 50.66%, of the combined voting power of the common stock consented in writing to increase the number of authorized shares of common stock from two billion shares (2,000,000,000) to ten billion shares (10,000,000,000) shares, par value $0.001 per share. The Company has not completed its Definitive 14C filing with the SEC since it was deficient with its reporting requirements at the time. The Company considers this action to be effective since it was approved by the shareholders of the Company.

Issued Common Stock

242,777,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock

No shares of preferred stock have been issued

Stock Options

Options to acquire 5,014,851,500 shares of common stock are outstanding.

Results of Operations

Year-ended December 31, 2018 compared to Year-ended December 31, 2017

			Amount ($)	Percentage (%)
	2018	2017	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
Selling, general and administrative	$1,323,552	$405,556	917,996	226
Product development	408,640	416,304	(7,664)	(2)
Professional fees	451,064	244,430	206,634	85
	2,183,256	1,066,290	1,116,966	105

Other items
Interest expenses	1,938,877	1,861,971	76,906	4
Recovery of expense	-	(86,236)	86,236	100
Net Loss	$(4,122,133)	$(2,842,025)	(1,280,108)	45

The net loss for the Company’s years ended December 31, 2018 and December 31, 2017 was significantly impacted by the grant of options to obtain additional debt financing as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Options Granted as Consideration	52,500,000	6,500,000
Value of Options Granted as Consideration	$1,581,343	$200,230
Percentage of Net Loss	38%	7%

The net loss for the year ended December 31, 2018 was 45% ($1,280,108) higher than the net loss at December 31, 2017 as a result of the grant of options with an incremental fair value of $1,381,113 during 2018 as compared to the prior year. The incremental fair value from the grant of the options in 2018 accounted for 108% of the total change in net loss as compared to 2017. Aside from the stock-based compensation included with operating expenses, the Company had a reduction in operating loss of $264,147 which was primarily a result of shifting compensation for professionals, consultants and advisors from cash-based to incentive stock options.

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

Results of Operations (continued)

During the year, the Company had a significant increase in the selling, general and administrative expenses, primarily driven by an increase in stock-based compensation. The components of general and administrative expense and the changes therein can be seen as follows:

			Amount ($)
	2018	2017	Increase /
			(Decrease)

Selling, general and administrative:
Management salaries and consulting fees	$241,000	$226,000	15,000
Stock-based compensation	994,000	81,000	913,000
Travel and trade-shows	43,000	46,000	(3,000)
Rent of corporate office	1,000	9,000	(8,000)
Website and information technology	15,000	20,000	(5,000)
Other general and administrative costs	30,000	24,000	6,000
Total	$1,324,000	$406,000	918,000

The increase in stock-based compensation accounted for 99% of the increase of general and administrative expenses in the current year as compared to the prior year. During the current year the Company granted 11 consultants and advisors the option to purchase 52,500,000 shares of common stock in exchange for their services. We anticipate that cash based operating expenses for 2019 will be similar to the amounts in 2018, before any new endeavors or projects. Aside from the change of general and administrative expenses related to stock based compensation, which is non-cash based, general and administrative costs incurred during 2019 were materially consistent with the 2018 fiscal year.

Product development

Product development costs consists of a) services provided by contractors of the Company b) expenses incurred for product development and c) stock-based compensation for options granted to members of the product development team. Product development costs of the Company were consistent with the prior year with changes of the components as follows:

			Amount ($)
	2018	2017	Increase /
			(Decrease)

Product development:
Personnel consulting fees	$212,000	$330,000	(118,000)
Stock-based compensation	186,000	67,000	119,000
Purchases and other amounts	11,000	19,000	8,000
Total	$409,000	$416,000	(7,000)

For the 2018 fiscal year, the Company was anticipating similar or slightly reduced product development expenses as compared to 2017, before any changes from stock-based compensation expense. The Company had a significant reduction in development consulting fees incurred as compared to the prior year as a result of reduced external consultants retained for quality control assessments and a reduction in its development team.

Interest expense

During the year the Company incurred an increase in interest expense as compared to the prior year as a result of a higher interest bearing debt load as compared to the prior year. Interest expense was incurred from the following sources for years ended December 31, 2018 and 2017:

			Amount ($) Increase / (Decrease)
Interest Expense:	2018	2017

Interest expense incurred on promissory notes	$529,000	$677,000	$(148,000)
Interest expense incurred on lines of credit	1,288,000	1,202,000	86,000
Imputed interest on zero interest loans	122,000	155,000	(33,000)
Stock options granted for promissory notes	-	-	-
Other	-	(172,000)	172,000
Total	$1,939,000	$1,862,000	$77,000

Interest on Promissory Notes

There were no repayments, issuances or changes, in any of the promissory notes from December 31, 2017 to December 31, 2018. As a December 31, 2017 there was one note that had no stated terms of interest which the Company determined it was more appropriate to record accrued interest of 8% as opposed to imputed interest of 12%. As a result the Company transferred accrued interest of $172,470 from imputed interest to accrued interest related to this promissory note. The difference of 4% totaling $86,000 was recorded as a recovery of expense during the 2017 fiscal year. As a result of this transfer both interest expense and imputed interest were higher in the previous year.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

	As at Dec 31	As at Dec 31	Amount ($) Increase /
Lines of Credit:	2018	2017

Line of Credit provided by Sidney Chan	$9,024,000	$8,398,000	$626,000
Line of Credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$11,024,000	$10,398,000	$626,000

The Company incurred interest expense on the lines of credit as follows:

	Year Ended	Year Ended	Amount ($)
Interest Expense on Line of Credit:	2018	2017	Increase /

Interest expense incurred on line of credit from Sidney Chan during the year	$1,048,000	$962,000	$86,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000		-
Total	$1,288,000	$1,202,000	$86,000

During the 2018 fiscal year, the Company had borrowed an additional $626,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed during the 2017 fiscal year, this borrowing during 2018 resulted in significantly higher interest incurred on the lines of credit for the year ended. During 2019, the Company is anticipating financing its operations through line of credit borrowing facilities, which as a result, its interest expense related to the line of credit facilities further increased.

Results of Operations (continued)

Interest Expense (continued)

Imputed Interest

During the 2018 and 2017 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item “additional paid-in capital”. The Company’s zero interest instruments were as follows as at December 31, 2018 and 2017:

			Amount ($) (Decrease)
Zero Interest Instruments:	2018	2017

Accounts Payable (older than one year)	$760,000	$727,000	$33,000
Promissory Notes to unrelated parties	271,000	571,000	(300,000)
Total	$1,031,000	$1,298,000	$(267,000)

The reduction in zero interest instruments was a result of the assignment of interest of 8% to one promissory note. This note had previously been recorded as a 0% loan for which the Company incurred imputed interest as consistent with its other zero interest notes.

The Company incurred imputed interest as follows:

			Amount ($) Increase / (Decrease)
Imputed Interest Expense:	2018	2017

Accounts Payable (older than one year)	$90,000	$87,000	$3,000
Promissory Notes to unrelated parties	32,000	68,000	(36,000)
Total	$122,000	$155,000	$(33,000)

Moving forward, we anticipate the expense to be consistent with the current year until such time as the Company has sufficient funds available to repay these old accounts payable and zero interest promissory notes.

Results of Operations (continued)

Professional Fees

Professional fees expense consists of consulting and advisory fees of certain professionals retained, audit fees, legal fees and stock-based compensation for options granted to professionals. By component of professional fees the variance can be seen as follows:

			Amount ($)
Professional Fees:	2018	2017	Increase /
			(Decrease)

Legal Fees	$7,000	$38,000	(31,000)
Professional advisors retained	25,000	94,000	(69,000)
Corporate auditor	18,000	60,000	(42,000)
Stock-based compensation	401,000	52,000	349,000
Total	$451,000	$244,000	207,000

The increase in professional fees for the 2018 fiscal year as compared to prior year can be attributed to the Company granting stock-based compensation to its service providers as opposed to cash based compensation. The Company reduced its cash based professional fees by $142,000 from the prior year as a result of reduced professionals retained, reduced legal costs incurred and reduced audit requirements since the Company was previously deficient with its reporting status.

We had anticipated cash based professional fees to decrease for the 2018 fiscal year as compared to the 2017 fiscal year as its audit fees would be significantly lower due to 2017 expenses representing multiple years of engagements. For 2019 we expect the cash based professional fees to increase since it benefited from timing differences in 2018 which reduced the total professional fees incurred. The Company has granted significant stock options with vesting terms which could vest during the 2019 fiscal year based on sales milestones generated. If these options were to vest, the stock based compensation could be significant.

Liquidity and Capital Resources

Cash Balances

The Company’s cash balance was $3,378 at December 31, 2018 and $3,111 at December 31, 2017.

Short- and Long-Term Liquidity

Working Capital
	As At December 31, 2018	As At December 31, 2017	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$3,000	$3,000	-	-
Current Liabilities	28,398,000	25,979,000	2,419,000	9
Working Deficiency	$(28,395,000)	$(25,976,000)	(2,419,000)	(9)

The Company has a severe working capital deficiency. It does not have ability to service is current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. The Company has exceeded the borrowing limit on its line of credit facilities and has continued to receive funds under the same terms from that creditor. While the Company expects the funding will continue for the next year on this basis, there is agreement in place to receive additional funding. Furthermore, the line of credit is due on demand. Until the Company has revenue producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or anytime in the future which could ultimately lead to business failure.

Current Liabilities

The Company has current liabilities of $28,398,000 as at December 31, 2018 as compared to $25,979,000 as at December 31, 2017. Current liabilities were as follows:

	December 31, 2018	December 31, 2017	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,014,000	$1,038,000	(24,000)	(2)
Interest payable	4,836,000	4,307,000	529,000	12
Line of credit	17,262,000	15,348,000	1,914,000	12
Promissory notes to related parties	2,892,000	2,892,000	-	-
Promissory notes to arm’s length parties	2,394,000	2,394,000	-	-
Total current liabilities	$28,398,000	$25,979,000	2,419,000	9

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and accrued liabilities of the Company. Amounts totaling approximately $930,000 are older than one year old with the majority of this amount being more than ten years old.

Interest Payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2018 to December 31, 2017 is equal to the interest expense incurred on both categories of promissory notes during the 2018 fiscal year.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month).

Current Liabilities (continued)

Line of Credit

As of December 31, 2018, the Company has borrowed total principal of $11,024,000 (2017 - $10,398,000) and has outstanding accrued interest of $6,237,000 (2017 - $4,950,000). During 2018, the Company borrowed $626,000 (2017 - $770,000) and incurred interest of $1,288,000 (2017 - $1,202,000).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) on March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the Creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2018, the Company has borrowed $2,000,000 (2017 - $2,000,000) and has accrued interest outstanding of $1,736,000 (2017 - $1,496,000). During the 2018 fiscal year, the Company borrowed $nil (2017 - $nil) and incurred interest of $240,000 (2017 - $240,000).

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000. As of December 31, 2018, the Company has borrowed $9,024,000 (2017 - $8,398,000) and has accrued interest outstanding of $4,501,000 (2017 - $3,453,000). During 2018, the Company borrowed $626,000 (2017 - $770,000) and incurred interest of $1,048,000 (2017 - $962,000). The Company has exceeded the borrowing limit on this line of credit but has continued to receive funding under the same terms.

Short- and Long-Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2018 - $4,122,000; 2017 - $2,842,000), is currently unable to self-finance its operations, has a working capital deficit of $28,395,000 (2017 - $25,976,000), an accumulated deficit of $78,650,000 (2017 - $74,528,000), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations and no assurance the Company’s current projects will be commercially viable or profitable.

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

Short- and Long-Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less			More
		than 1	1-3	3-5	Than 5
	Total	year	years	years	Years
Accounts payable and accrued liabilities	$1,014,000	$1,014,000	$-	$-	$-
Interest payable	4,836,000	4,836,000	-	-	-
Line of credit	17,262,000	17,262,000	-	-	-
Promissory notes to related parties	2,892,000	2,892,000	-	-	-
Promissory notes to arm’s length parties	2,394,000	2,394,000	-	-	-
	$28,398,000	$28,398,000	$-	$-	$-

Cash Flows
	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash Flows used in Operating Activities	$(626,000)	$(770,000)
Cash Flows provided by Financing Activities	626,000	770,000
Net decrease in Cash During Period	$-	$-

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2018 totaled $626,000 as compared to $770,000 for year ended December 31, 2017. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2018	2017

Net loss	$(4,122,133)	$(2,842,025)

Stock-based compensation incurred for interest, product development, professionals and management personnel	1,581,343	200,230
Non-cash imputed interest expenses	122,183	154,848
Recovery of expense	-	(86,236)
Increase (decrease) in prepaid expenses from realization (purchase) of prepaid expenses	-	1,429
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	(23,805)	95,106
Accrued interest on lines of credit	1,287,822	1,202,250
Accrued interest from promissory notes	528,871	504,872

Cash used in operating activities	$(625,719)	$(769,526)

Cash Proceeds from Financing Activities

During the year ended December 31, 2018, the Company borrowed $626,000 (2017 - $770,000) on its operating line of credit from the Chairman of the Company. The amounts borrowed during 2018 were in excess of the borrowing limit of the line of credit.

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

Stock-based compensation. The Company follows Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of the stock options using the Black-Scholes Option Pricing Model, consistent with the provisions of SFAS 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for annual and interim periods beginning after December 15, 2016. Adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. This new standard was effective for the Company for annual and interim periods beginning after December 15, 2016. Adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

ALR TECHNOLOGIES INC.

Financial Statements

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALR Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ALR Technologies Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2013

Vancouver, Canada

March 28, 2019

ALR TECHNOLOGIES INC.

Balance Sheets

($ United States)

December 31, 2018 and 2017

	2018	2017

Assets
Current assets:
Cash	$3,378	$3,111
Total assets	$3,378	$3,111

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,014,268	$1,038,073
Promissory notes payable due to related parties	2,891,966	2,891,966
Promissory notes payable due to unrelated parties	2,394,353	2,394,353
Interest payable	4,836,127	4,307,256
Lines of credit from related parties	17,261,650	15,347,842
Total liabilities	28,398,364	25,979,490

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2017 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (2017 - Nil) were issued and outstanding	-	-
Common stock
Authorized: 10,000,000,000 shares of common stock (2017 - 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (2017 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	50,012,445	48,308,919
Accumulated deficit	(78,650,208)	(74,528,075)
Stockholders’ deficit	(28,394,986)	(25,976,379)
Total liabilities and stockholders’ deficit	$3,378	$3,111

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Operations

($ United States)

Years Ended December 31, 2018 and 2017

	2018	2017

Operating Expenses
Product development	$408,640	$416,304
Professional fees	451,064	244,430
Selling, general and administration	1,323,552	405,556
Operating Loss	2,183,256	1,066,290
Recovery of expense	-	(86,236)
Interest expense	1,938,877	1,861,971
Net Loss	$(4,122,133)	$(2,842,025)

Weighted average number of shares of common stock outstanding, basic and diluted	242,777,909	242,777,909

Loss per share, basic and diluted	$(0.02)	$(0.01)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2017 to December 31, 2018

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	242,777,909	$242,777	$48,212,548	$(71,686,050)	$(23,230,725)
Imputed interest reversal	-	-	(103,859)	-	(103,859)
Stock options granted as compensation	-	-	200,230	-	200,230
Net loss for the year	-	-	-	(2,842,025)	(2,842,025)
Balance, December 31, 2017	242,777,909	242,777	48,308,919	(74,528,075)	(25,976,379)
Imputed interest	-	-	122,183	-	122,183
Stock options granted as compensation	-	-	1,581,343	-	1,581,343
Net loss for the year	-	-	-	(4,122,133)	(4,122,133)
Balance, December 31, 2018	242,777,909	$242,777	$50,012,445	$(78,650,208)	$(28,394,986)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Cash Flows

($ United States)

Years Ended December 31, 2018 and 2017

	2018	2017

OPERATING ACTIVITIES
Net loss	$(4,122,133)	$(2,842,025)
Stock-based compensation-product development	186,476	66,800
Stock-based compensation-selling, general and admin	993,716	80,938
Stock-based compensation-professional fees	401,151	52,492
Unpaid interest expense on line of credit	1,287,822	1,202,250
Non-cash imputed interest expense	122,183	154,848
Non-cash gain on reversal of expense	-	(86,236)
Changes in assets and liabilities:
Decrease in prepaid expenses	-	1,429
Increase in accounts payable and accrued liabilities	13,725	95,106
Increase in interest payable	528,871	504,872

Net cash used in operating activities	(625,718)	(769,526)

FINANCING ACTIVITIES
Proceeds from lines of credit	625,985	770,030

Net cash provided by financing activities	625,985	770,030

Change in cash	267	504
Cash, beginning of year	3,111	2,607
Cash, end of year	$3,378	$3,111

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2018 - $4,122,133; 2017 - $2,842,025), is currently unable to self-finance its operations, has a working capital deficit of $28,394,986 (2017 - $25,979,490), accumulated deficit of $78,650,208 (2017 - $74,528,075), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $28,398,364 (2017 - $25,979,490) currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through lines of credit facilities with available borrowing in principal amount up to $10,500,000. As of December 31, 2018, the total principal balance outstanding was $11,024,235. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans.When additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

1.       Basis of presentation, nature of operations and going concern (continued)

All of the Company’s debt is either due on demand or is in default, while continuing to accrue interest at its stated rates. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

2.       Significant accounting policies (continued)

e)	Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income. Other comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's statements of loss, net loss equals comprehensive loss.

f)	Fair value of financial instruments

The Company’s financial instruments include cash, accounts payable, promissory notes payable, interest payable and lines of credit. The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity of these instruments. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the year ending December 31, 2018.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

2.       Significant accounting policies (continued)

h)       Recently adopted and issued accounting pronouncements

ii.	Issued

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statement of operations.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

3.       Promissory notes and interest payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		December 31, 2018	December 31, 2017

Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		December 31,	December 31,
		2018	2017

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2016	$3,629,913
Interest incurred on promissory notes payable	504,873
Transfer from implicit interest to interest payable on promissory note	172,470

Balance, December 31, 2017	4,307,256
Interest incurred on promissory notes payable	528,871

Balance, December 31, 2018	$4,836,127

As at December 31, 2017, interest of $172,470 was transferred from imputed interest to interest payable as the Company determined it was more appropriate to treat interest amounts recorded as a liability for one promissory note which had no stated interest rate. The difference between the rate at which interest was imputed and the rate at which interest was deemed reasonable for accrual purposes, totaling $86,236, was recorded as a recovery of expense.

	December 31,	December 31,
	2018	2017

Related parties (relatives of the Chairman)	$2,554,655	$2,255,529
Non-related parties	2,281,472	2,051,727

	$4,836,127	$4,307,256

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the year ended December 31, 2018, the Company incurred interest expense of $1,938,877 (2017 - $1,861,971) substantially as follows:

-	$528,871 (2017 - $504,873), including interest incurred on promissory notes (note 3(a)) and other payables;
-	$1,287,822 (2017 - $1,202,250) incurred on lines of credit payable as shown in note 4; and
-	$122,183 (2017 - $154,848) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

4.        Lines of credit

As of December 31, 2018, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 9,024,235	$ 4,501,030	$13,525,265	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,736,385	3,736,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$11,024,235	$ 6,237,415	$17,261,650

As of December 31, 2017, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 8,398,249	$ 3,453,208	$11,851,457	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,496,385	3,496,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$10,398,249	$ 4,949,593	$15,347,842

5.       Capital stock

a)       Authorized share capital

i.	Common stock

During the year ended December 31, 2018:

10,000,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended December 31, 2017:

i.	Preferred stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

5.       Capital stock (continued)

b)      Issued share capital

During the years ended December 31, 2018 and December 31, 2017:

There was no activity during the years.

6.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	4,963,851,500	$0.002	4,962,301,500	$0.013
Granted	52,500,000	$0.015	6,500,000	$0.002
Cancelled	(1,500,000)	$0.015	(4,950,000)	$(0.061)
Outstanding, end of period	5,014,851,500	$0.002	4,963,851,500	$0.002

Exercisable, end of period	4,987,851,500	$0.002	4,958,201,500	$0.002

During the year ended December 31, 2018:

On January 31, 2018, the Company granted nine consultants and advisors the option to acquire a total of 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years and one advisor the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019. Options to acquire 24,000,000 shares of common stock will vest based on achievements of performance milestones by one consulting group. The fair value of the options granted totaled $2,722,605, of which, $1,338,207 related to vested options was recorded as compensation expense and $1,384,398 related to options with performance vesting conditions was not recorded as its expected that the performance conditions will not be met.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

On June 13, 2018, the Company granted a consultant the option to acquire a total of 5,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. The fair value of the options granted totaled $189,968.

On October 1, 2018, the Company granted a consultant the option to acquire a total of 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The fair value of the options granted totaled $15,926.

The Company recorded a further $37,242 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2017:

On November 27, 2017, the Company granted ten individuals the option acquire a total of 6,500,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. 2,350,000 of the approved options were to a director of the Company and 4,150,000 were to consultants of the Company. The fair value of the options granted total $194,970. In addition, the Company also extended the life of the options to acquire an aggregate of 2,200,000 shares of common stock held by four consultants to November 27, 2022.

The Company recorded a further $5,260 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

Outstanding

The options outstanding at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	200,000	$0.030	$0.005	-	-	$-
May 21, 2019	500,000	$0.015	$0.020	500,000	$0.030	$0.01
July 25, 2019	1,000,000	$0.015	$0.020	1,000,000	$0.015	$0.025
August 1, 2019	1,250,000	$0.015	$0.020	1,250,000	$0.015	$0.025
January 30, 2020	2,400,000	$0.015	$0.020	2,400,000	$0.015	$0.025
May 29, 2020	560,000,200	$0.002	$0.033	560,000,200	$0.002	$0.038
July 1, 2021	4,390,001,300	$0.002	$0.033	4,390,001,300	$0.002	$0.038
November 27, 2022	7,200,000	$0.015	$0.020	8,700,000	$0.015	$0.025
January 31, 2023	47,000,000	$0.015	$0.020	-	$-	$-
June 13, 2023	5,000,000	$0.015	$0.020	-	$-	$-
October 1, 2023	300,000	$0.050	$-	-	$-	$-
Total	5,014,851,500	$0.002	$0.033	4,963,851,500	$0.002	$0.038
Weighted Average Remaining Contractual Life		2.40			3.38

The fair value of the stock options granted and vested was allocated as follows:

	December 31, 2018	December 31, 2017

Product development expense	$186,476	$66,800
Professional expense	401,151	52,492
Selling, general and administration expenses:	993,716	80,938

	$1,581,343	$200,230

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2018	December 31, 2017

Risk-free interest rate	2.52%	2.34%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	309%	330%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2018 was $0.06 (2017 - $0.03).

7.       Related party transactions and balances

	Year Ended December 31, 2018	Year Ended December 31, 2017

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$299,125	$299,125
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$1,287,822	$1,202,250

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$189,600	$189,600
Stock-based compensation related to stock options granted a Director of the Company	$-	$70,489

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

8.       Commitments and contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,113,768, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued additional interest of $172,470 related to one of these promissory notes.

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus
-	3% of sales price between $25,000,000 and $49,999,999 plus
-	4% of sales price between $50,000,000 and $199,999,999 plus
-	5% of sales price in excess of $200,000,000.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

9.       Financial instruments

The Company’s financial instruments consist of cash, accounts payable, interest payable, promissory notes payable to unrelated parties, promissory notes payable to related parties and lines of credit from related parties.

a)	Fair value

The fair values of cash and certain accounts payable approximate their carrying values due to the relatively short periods to maturity of these instruments.

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

i.	Interest-bearing promissory notes, lines of credit and related interest payable; and
ii.	Non-interest-bearing promissory notes past due.

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

The Company has one non-interest-bearing promissory note payable past due. There is not an active market for default loans not bearing interest nor is there an observable market for lending to companies with a financial position similar to the Company. The Company has recorded imputed interest at a rate of 1% per month over the life of the promissory notes, with a corresponding amount recognized in additional paid-in capital representing the implicit compensation for the use of funds. Management asserts the payment date for these amounts cannot be reasonably determined. Management further asserts there is not a determinable interest rate for arm’s length borrowings based on the current financial position of the Company and asserts the carrying value is the best estimate of the Company’s legal liability and represents the fair value for the promissory note. This would be considered a Level 2 input in the fair value hierarchy.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2018.

At December 31, 2018, the effect on the net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

($ United States)

9.       Financial instruments (continued)

c)	Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the US and Canadian dollars. As at December 31, 2018, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the US and Canadian dollars would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 21% (2017 - 34%) to income before income taxes. The difference results from the following items:

	December 31, 2018	December 31, 2017

Computed expected benefit of income taxes	$(865,648)	$(966,289)
Stock-based compensation	332,082	68,037
Non-deductible interest expense	25,658	52,648
Impact of change in tax rate	5,163,267	-
Increase (decrease) in valuation allowance	(4,655,359)	845,604

Income tax provision	$-	$-

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carried forward	$42,136,043	$39,717,436
Tax rate	21%	34%
Deferred income tax assets	8,848,569	13,503,928
Valuation allowance	(8,848,569)	(13,503,928)

Net deferred income tax asset	$-	$-

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The operating losses amounting to $42,136,043 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2019 and 2038 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
1999	$88,022	2019
2000	4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,631	2034
2015	2,761,513	2035
2016	2,471,978	2036
2017	2,487,072	2037
2018	2,418,608	2038
Total	$42,136,043

11.       Subsequent events

a)	On February 4, 2019, the Company granted a consultant the option to acquire of total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

b)	On March 15, 2019, the Company granted the option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective at these reasonable assurance levels.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the management’s assessment, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reason:

(1)	insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements

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

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy that following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the U.S. GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of the date of this Form 10K, the names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	68	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Kenneth James Robulak	70	A member of the Board of Directors

Dr. Alfonso Salas	58	A member of the Board of Directors

Ronald Cheng	68	A member of the Board of Directors

Peter Stafford	81	A member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the By-laws of the Company. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Sidney Chan - Chairman of the Board of Directors, Chief Executive Officer

and Chief Financial Officer.

Director since December 1999, Chairman of the Board of Directors since July 2010, Chief Executive Officer & Principal Accounting Officer since April 2000.

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company’s financing, product development and corporate development. Mr. Chan has led the Company’s product development of the Diabetes Management Solution. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

Kenneth James Robulak - A member of the Board of Directors of the Company

Director since August 21, 2012

From December 14, 1999 to January 31, 2001, Mr. Robulak was a member of our Board of Directors and from April 4, 2000 to January 31, 2001 Mr. Robulak was our chief financial officer, secretary, treasurer and vice president. Mr. Robulak resigned as officer and director of the Company on January 31, 2001. At the time of his resignation, Mr. Robulak did not have any disagreements with us relating to our operations, policies, or practices. Since July 2007, Mr. Robulak has worked as a marketing consultant to Teco Metal Products, LLC, a technology-based manufacturing Company with operations in Dallas, Texas and Guadalajara, Mexico. Mr. Robulak earned a Bachelor of Commerce degree in finance and marketing and is a Fellow of the Institute of Canadian Bankers.

Dr. Alfonso Salas - A member of the Board of Directors of the Company

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

Peter Stafford - A member of the Board of Directors of the Company

Director since August 1, 2014

Mr. Stafford is a retired lawyer and business consultant, having practiced with Fasken Martineau DuMoulin LLP, a premier Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm’s Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineau DuMoulin LLP, including leading the start of its Johannesburg, South Africa office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd. a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.) from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr Stafford also served as Director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc., from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960.

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

Compliance with Section 16(a) of the Exchange Act.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2018, all officers, directors and affiliates have filed their Forms 3, 4 and 5, on a timely basis.

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

Audit Committee Financial Expert

The board has determined that Messrs. Chan and Robulak and Dr. Salas qualify as audit committee financial experts.

Nomination and Compensation Committees

The Company’s nomination committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the nomination committee. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer is not independent.

The Company’s compensation committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the compensation committee. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer is not independent.

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

Summary Compensation Table

						Non-Equity	Non-qualified
				Stock	Option	Incentive	Deferred	All
Name and		Salary	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2]	2018	180,000	0	0	0	0	0	9,600	189,600
Chief Executive Officer	2017	180,000	0	0	0	0	0	9,600	189,600
& Chief Financial	2016	180,000	0	0	0	0	0	9,600	189,600
Officer

William Smith [3]	2018	0	0	0	0	0	0	0	0
Former President	2017	0	0	0	0	0	0	0	0
	2016	15,000	0	0	0	0	0	500	15,500

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2018, 2017 and 2016 totaling $189,600 for each year are paid as an increase in the line of credit payable by the Company to Mr. Chan. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Resigned as President and member of the Board of Directors effective January 31, 2016. Other compensation is an office and administrative allowance.

Outstanding Equity Awards at December 31, 2018

							Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not vested
	Number of Securities Underlying Unexercised Options Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options
		Number of Securities Underlying Unexercised Options Unexercisable
				Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock that have not Vested

Name
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan [1]	4,250,001,500	0	0	$0.002	2020/21	0	0
Dr. Alfonso Salas	-	0	0	-	-	0	0
Kenneth Robulak	3,350,000	0	0	$0.015	2019/22	0	0
Ronald Cheng	500,000	0	0	$0.015	2019	0	0
Peter Stafford	500,000	0	0	$0.015	2019	0	0

 1 Does not include securities held by Mr. Chan’s spouse.

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

The options in respect of the 64,250,000 shares vest immediately and were set to expire on December 28, 2017

On April 1, 2014, the Company and Mr. Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

  granting Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years;
  modifying the exercise price of Mr. Chan’s option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share;
  modifying the exercise price of Mr. Chan’s option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share;
  modifying the exercise price of the option granted January 2011 to the spouse of Mr. Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share; and
  granting Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

Outstanding Equity Awards at December 31, 2018 (continued)

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

Option Exercises and Stock Vested for the year ended December 31, 2018

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus
-	3% of sales price between $25,000,000 and $49,999,999 plus
-	4% of sales price between $50,000,000 and $199,999,999 plus
-	5% of sales price in excess of $200,000,000.

Compensation of Directors

The Board of Directors consists of five members, Mr. Sidney Chan, Mr. Kenneth James Robulak, Dr. Alfonso Salas, Mr. Peter Stafford and Mr. Ronald Cheng. Mr. Robulak, Dr. Salas, Mr. Cheng and Mr. Stafford are independent directors.

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

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak	0	0	0	0	0	0	0
Peter Stafford	0	0	0	0	0	0	0
Dr. Alfonso Salas	0	0	0	0	0	0	0
Ronald Cheng	0	0	0	0	0	0	0
William Smith	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2018 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2018, the beneficial shareholdings of persons or entities holding five percent or more of the Company’s common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	5,068,498,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	97.4%

Dr. Alfonso Salas	1,577,738[2]	Member of the Board of Directors	0.0%

Kenneth Robulak	4,540,000[3]	Member of the Board of Directors	0.1%

Peter Stafford	1,000,000[4]	Member of the Board of Directors	0.0%

Ronald Cheng	1,705,800[5]	Member of the Board of Directors	0.0%

All Officers and Directors
as a group (5 people) *	5,077,322,520		97.5%

Security Ownership of Certain Beneficial Owners (continued)

[1]	Mr. Chan owns 14,845,000 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.002 per share:
·	466,666,800 until May 29, 2020
·	3,783,334,200 until June 21, 2021

Mr. Chan’s spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.03 per share:

·	93,333,400 until May 29, 2020
·	606,667,100 until June 21, 2021

[2]	Dr. Salas owns 1,577,738 shares of common stock.

[3]	Mr. Robulak owns 1,190,000 shares of common stock. Mr. Robulak holds the option to acquire shares of common stock at an exercise price of $0.015 per share as follows:
·	1,000,000 until July 25, 2019 and
·	2,350,000 until November 27, 2022.

On March 15, 2019, Mr. Robulak was granted the option to acquire 6,650,000 shares of common stock at a price of $0.035 per share for a term of five years.

[4]	Mr. Stafford owns 500,000 shares of common stock. Mr. Stafford holds the option to acquire 500,000 shares of common stock at a price of $0.015 per share until August 1, 2019.

[5]	Mr. Cheng owns 1,205,800 shares of common stock. Mr. Cheng holds the option to acquire 500,000 shares of common stock at a price of $0.015 per share until August 1, 2019.

Changes in Control

Mr. Chan and his wife hold the options to acquire 4,950,001,500 shares of common stock, all of which are exercisable. If the options were to be exercised by Mr. Chan and his wife, they would own over 50% of the common shares of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2018

During the 2018 fiscal year, the Company incurred interest expense of $299,125 on $2,891,966 of promissory notes due to relatives of Sidney Chan and interest expense of $1,287,822 on $11,024,235 of amounts outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2018, the accrued interest on promissory notes owed to relatives of Sidney Chan was $2,554,654. As at December 31, 2018, the accrued interest on the lines of credit was $6,237,416.

Year Ended December 31, 2017

During the 2017 fiscal year, the Company incurred interest expense of $299,125 on $2,891,966 of promissory notes due to relatives of Sidney Chan and interest expense of $1,202,250 on $10,398,249 of amounts outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2017, the accrued interest on promissory notes owed to relatives of Sidney Chan was $2,255,529. As at December 31, 2017, the accrued interest on the lines of credit was $4,949,594.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)       Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2018	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2017	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2018	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2017	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2017	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2017	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

(5)       The Company’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)       The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

ALR TECHNOLOGIES, INC.
(Registrant)

DATE: March 29, 2019	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	March 29, 2019
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	March 29, 2019
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	March 29, 2019
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	March 29, 2019
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	March 29, 2019
Mr. Ronald Cheng

-70-