Form 10-Q
period 2019-03-31
ALR TECHNOLOGIES INC.
filed 2019-05-14
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 242,777,909 as of May 14, 2019.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

March 31, 2019 and 2018

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	March 31 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash	$385	$3,378
Total assets	$385	$3,378

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,008,316	$1,014,268
Promissory notes payable to related parties	2,891,966	2,891,966
Promissory notes payable to unrelated parties	2,394,353	2,394,353
Interest payable	4,968,344	4,836,127
Lines of credit from related parties	17,761,715	17,261,650
Total liabilities	29,024,694	28,398,364

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2018 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2018 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2018 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 242,777,909 shares of common stock (December 31, 2018 - 242,777,909 shares of common stock).	242,777	242,777
Additional paid-in capital	50,507,055	50,012,445
Accumulated deficit	(79,774,141)	(78,650,208)
Stockholders’ deficit	(29,024,309)	(28,394,986)
Total liabilities and stockholders’ deficit	$385	$3,378

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Expenses
General, selling and administration	$344,741	$1,060,587
Product development costs	55,022	240,634
Professional fees	228,277	222,875
Loss from operations	628,040	1,524,096
Other expenses
Interest	495,893	476,741
Total other expenses	495,893	476,741
Net loss	$(1,123,933)	$(2,000,837)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	242,777,909	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(1,123,933)	$(2,000,837)
Stock-based compensation-product development costs	337	184,867
Stock-based compensation-general, selling and administration	264,656	977,469
Stock-based compensation-professional fees	199,192	211,183
Non-cash imputed interest expenses	30,425	29,890
Accrued interest on line of credit	333,250	314,634

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(5,952)	(23,315)
Increase in interest payable	132,217	132,217
Net cash used in operating activities	(169,808)	(173,892)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	166,815	171,225
Net cash provided by financing activities	166,815	171,225
Change in cash	(2,993)	(2,667)
Cash, beginning of period	3,378	3,111
Cash, end of period	$385	$444

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

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three-month periods ended March 31, 2019 and 2018 of $1,123,933 and $2,000,837. As of March 31, 2019, the Company is unable to self-finance its operations, has a working capital deficit of $29,024,309 (December 31, 2018 - $28,394,986), accumulated deficit of $79,774,141 (December 31, 2018 - $78,650,208), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $29,024,694 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its Chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,500,000 (as of March 31, 2019, the total principal balance outstanding was $11,191,050) (note 4). During 2019, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not formalized a new agreement for the amount of borrowing available.

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

The Company’s activities will necessitate significant uses of working capital beyond 2019. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available and future debt arrangements it obtains.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.       Significant Accounting Policies

The unaudited condensed financial statements as of March 31, 2019 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and December 31, 2018, and the results of operations and cash flows as of March 31, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the three-month period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		March 31, 2019	December 31, 2018

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		March 31,	December 31,
		2019	2018

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2017	$4,307,256
Interest incurred on promissory notes payable	528,871

Balance, December 31, 2018	4,836,127
Interest incurred on promissory notes payable	132,217

Balance, March 31, 2019	$4,968,344
10

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	March 31,	December 31,
	2019	2018

Related parties (relatives of the Chairman)	$2,629,435	$2,554,655
Non-related parties	2,338,909	2,281,472

	$4,968,344	$4,836,127

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the three months ended March 31, 2019, the Company incurred interest expense of $495,893 (2018 -$476,741) substantially as follows:

-	$132,218 (2018 - $132,217) incurred on promissory notes payables as shown in note 3(b);
-	$333,250 (2018 - $314,634) incurred on lines of credit payable, and
-	$30,425 (2018 - $29,890) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.        Lines of Credit

As of March 31, 2019, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 8,500,000	Due on Demand	$ 9,191,050	$4,774,280	$13,965,330	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,796,385	3,796,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$11,191,050	$6,570,665	$17,761,715

The Chairman has continued to provide financing to the Company in excess of the line of credit borrowing limit available under the same terms as the existing line of credit facility.

As of December 31, 2018, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 9,024,235	$4,501,030	$13,525,265	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,736,385	3,736,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$11,024,235	$6,237,415	$17,261,650

5.       Capital Stock

a)	Authorized Capital Stock

i.	Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

5.       Capital Stock (continued)

b)       Issued Capital Stock

During the period ended March 31, 2019:

There were no capital stock issuances for the three-month period ended March 31, 2019.

During the year ended December 31, 2018:

There were no capital stock issuances for the year ended December 31, 2018.

6.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	5,014,851,500	$0.002	4,963,851,500	$0.002
Granted	11,650,000	$0.035	52,500,000	$0.015
Cancelled	-	$-	(1,500,000)	$0.015
Outstanding, end of period	5,026,501,500	$0.002	5,014,851,500	$0.002

Exercisable, end of period	5,001,401,500	$0.002	4,987,851,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended March 31, 2019:

On February 4, 2019, the Company granted a consultant the option to acquire of total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $99,723.

On March 15, 2019, the Company granted the option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director. The fair value of the options granted totaled $364,058.

The Company recorded a further $404 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2018:

On January 31, 2018, the Company granted nine consultants and advisors the option to acquire a total of 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years and one advisor the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019. Options to acquire 24,000,000 shares of common stock will vest based on achievements of performance milestones by one consulting group. The fair value of the options granted totaled $2,722,605, of which, $1,338,207 related to vested options was recorded as compensation expense and $1,384,398 related to options with performance vesting conditions was not recorded as it is expected that the performance conditions will not be met.

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

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.        Additional Paid-in Capital (continued)

Stock options (continued)

Options Outstanding:

The options outstanding at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019#	200,000	$0.030	$0.009	200,000	$0.030	$0.005
May 21, 2019#	500,000	$0.015	$0.024	500,000	$0.015	$0.020
July 25, 2019	1,000,000	$0.015	$0.024	1,000,000	$0.015	$0.020
August 1, 2019#	1,250,000	$0.015	$0.024	1,250,000	$0.015	$0.020
January 30, 2020#	2,400,000	$0.015	$0.024	2,400,000	$0.015	$0.020
May 29, 2020#	560,000,200	$0.002	$0.037	560,000,200	$0.002	$0.033
July 1, 2021	4,390,001,300	$0.002	$0.037	4,390,001,300	$0.002	$0.033
November 27, 2022	7,200,000	$0.015	$0.024	7,200,000	$0.015	$0.020
January 31, 2023	47,000,000	$0.015	$0.024	47,000,000	$0.015	$0.020
June 13, 2023	5,000,000	$0.015	$0.024	5,000,000	$0.015	$0.020
October 1, 2023	300,000	$0.050	$-	300,000	$0.050	$-
February 3, 2024	2,500,000	$0.035	$0.004	-	$-	$-
March 14, 2024	9,150,000	$0.035	$0.004	-	$-	$-
Total	5,026,501,500	$0.002	$0.037	5,014,851,500	$0.002	$0.033
Weighted Average Remaining Contractual Life		2.16			2.40

# Subsequent to March 31, 2019, the expiry date of these options was extended to April 10, 2024. (Note 9a)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

General, selling and administration expenses:	$264,656	$977,469
Product development expense	337	184,867
Professional expense	199,192	211,183

	$464,185	$1,373,519

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.        Additional Paid-in Capital (continued)

Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2019	December 31, 2018

Risk-free interest rate	2.43%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	320%	309%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2019 was $0.04 (December 31, 2018 - $0.06).

7.       Related Party Transactions and Balances

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$74,782	$74,782
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$333,250	$314,634

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$47,400	$47,400
Stock-based compensation expense on the grant of stock options to a director of the Company	$264,589	$—

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

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,160,768 (December 31, 2018 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $202,472 (December 31, 2018 - $196,472) related to one of these promissory notes.

b)	Commitments

i)	The Company has a consulting arrangement with Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also under the terms of the contract are the following:

(1)	Incentive Revenue Bonus

Mr. Chan will be entitled to a 1% net sales commission from the sales of any of the Company’s products at any time during his life, regardless if Mr. Chan is still under contract with the Company.

(2)	Sale of Business

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

-	2% of sales price up to $24,999,999 plus;
-	3% of sales price between $25,000,000 and $49,999,999 plus;
-	4% of sales price between $50,000,000 and $199,999,999 plus; and
-	5% of sales price in excess of $200,000,000.

ii)	On June 13, 2018 Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8 percent per annum and will be repayable in 4 equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

8.       Commitments and Contingencies (continued)

b)	Commitments (continued)

ii)	On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000. On April 18, 2019 the parties agreed to further increase the proposed financing from $8,500,000 to $22,000,000 (the “Amended Financing”) whereby $12,000,000 would be in the form of settling existing debts owed by the Company to the Chairman and $10,000,000 would be through the advance of cash. The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share. The Company has reserved up to 440,000,000 shares of common stock with respect to the possible exercise of the Note.

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

9.       Subsequent Events

a)	On April 12, 2019 the Company’s Board of Directors approved the modification to the option to purchase an aggregate 564,350,200 shares of common stock (the “Option”) of the Company to extend the maturity date to April 12, 2024. The Option consists of holdings by thirteen (13) individuals, including 560,000,200 held by the Chairman and Chief Executive Officer and 2,000,000 held by three (3) non-executive directors.

b)	On April 12, 2019, the Company accelerated the vesting of 100,000 stock options set to vest on January 30, 2020 to vest immediately on April 12, 2019.

c)	On May 6, 2019, the Company’s Board of Directors approved the grant of stock options to purchase 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three (3) Directors of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On June 13, 2018, the Company’s Board of Directors approved the grant of the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to one consultant.

On October 1, 2018, the Company’s Board of Directors approved the grant of the option to acquire 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to one advisor.

Recent Developments – Subsequent to March 31, 2019

On April 12, 2019 the Company’s Board of Directors approved the modification of the option to purchase an aggregate 564,350,200 shares of common stock (the “Option Shares”) of the Company to extend the maturity date to April 12, 2024. The Option Shares are held by thirteen (13) individuals, including 560,000,200 held by the Chairman and Chief Executive Officer and 2,000,000 held by three (3) non-executive Directors.

On April 12, 2019, the Company accelerated the vesting of 100,000 stock options set to vest on January 30, 2020 to vest immediately on April 12, 2019.

On May 6, 2019, the Company’s Board of Directors approved the grant of stock options to purchase 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three (3) Directors of the Company.

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

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000. On April 18, 2019 the parties agreed to further increase the proposed financing from $8,500,000 to $22,000,000 (the “Amended Financing”) whereby $12,000,000 would be in the form of settling existing debts owed by the Company to the Chairman and $10,000,000 would be through the advance of cash. The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share. The Company has reserved up to 440,000,000 shares of common stock with respect to the possible exercise of the Note.

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

The Company is actively seeking to commercialize its Diabetes Management System and has continued product and business development activities to increase the system’s features and capabilities.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the three months ended March 31, 2019 and 2018, which have been prepared in accordance with GAAP.

The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. See note 1 of the unaudited condensed financial statements.

Due to our being a development stage company and not having generated significant revenues, in the notes to our unaudited condensed financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Results of Operations

	Three Months Ended March 31

			Percentage	Amount
	2019	2018	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$344,741	1,060,587	(67)	(715,846)
Product development	55,022	240,634	(77)	(185,612)
Professional fees	228,277	222,875	2	5,402
Total Operating Expenses	628,040	1,524,096	(59)	(896,056)

Other Items
Interest expenses	495,893	476,741	4	19,152
Net Loss	$1,123,933	2,000,837	(44)	(876,904)

The net loss for the Company’s three-month period ended March 31, 2019 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Options Granted as Compensation	11,650,000	47,200,000
Value of Options Granted as Consideration	$464,185	$1,373,519
Percentage of Net Loss	41%	69%

The net loss for the three months ended March 31, 2019 was 44% ($876,904) lower than the net loss at March 31, 2018 as a result of the grant of options during the prior year with a total fair value $909,334 higher than at the same period in the prior year. The difference of $909,334 from the grant of options during the three months ended March 31, 2019 as compared to March 31, 2018 accounted for 104% of the reduction in net loss during the current period as compared to 2018.

Results of Operations (continued)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, there was a significant decrease in the total expense incurred related primarily to the grant of stock options. By type of general, selling and administrative cost, the types of costs can be seen as follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Amount Increase / (Decrease)
	2019	2018

General, selling and administrative:
Salaries and consulting fees	$56,000	56,000	—
Stock-based compensation	265,000	977,000	(712,000)
Travel	8,000	11,000	(3,000)
Rent of corporate offices	1,000	1,000	—
Website and information technology	3,000	4,000	(1,000)
Other general and administrative costs	12,000	12,000	—
Total	$345,000	1,061,000	(716,000)

During Q1 2019, aside from the grant of stock options, the Company slightly reduced its general and administrative operating expenditures as compared to the same period in 2018. The cash-based general and administrative expenditure decreased by approximately $3,000 during Q1 2019 as compared to the Q1 2018.

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Amount Increase / (Decrease)

Professional fees:
Corporate auditor	$15,000	—	15,000
Stock-based compensation	199,000	211,000	(12,000)
Professionals retained	14,000	12,000	2,000
Total	$228,000	223,000	5,000

The increase in professional fees can be attributed to the Company granting stock options to certain professionals during the period.

Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest expense
Interest expense incurred on promissory notes	$132,000	$132,000
Interest expense incurred on lines of credit	333,000	315,000
Imputed interest on zero interest loans	31,000	30,000
Total	$496,000	$477,000

Interest on Promissory Notes

There were not any changes in the amount of promissory notes outstanding from March 31, 2018 to March 31, 2019. The interest incurred on promissory note was consistent during the three months ended March 31, 2019 and March 31, 2018.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	March 31, 2019	March 31, 2018	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$9,191,000	8,569,000	622,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$11,191,000	10,569,000	622,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Amount ($) Increase / (Decrease)

Interest expense incurred on line of credit from Sidney Chan during the year	$273,000	$255,000	18,000
Interest expense incurred on line of credit from Christine Kan during the year	60,000	60,000	-
Total	$333,000	$315,000	18,000

Imputed Interest

During the 2019 and 2018 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and the instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”. The change from the prior year is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working Capital
	As At March 31, 2019	As At December 31, 2018	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$-	$3,000	(3,000)	(100)
Current Liabilities	$29,024,000	$28,398,000	626,000	2
Working Capital (Deficiency)	$(29,024,000)	$(28,395,000)	(629,000)	2

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

Current Assets

The Company’s nominal current assets as at March 31, 2019 consist of cash. The Company’s current assets as at December 31, 2018 consist of cash.

Current Liabilities

The Company has current liabilities of $29,024,000 as at March 31, 2019 as compared to $28,398,000 as at December 31, 2018. Current liabilities were as follows:

	March 31, 2019	December 31, 2018	Change $	Change %
Accounts payable and accrued liabilities	$1,008,000	$1,014,000	(6,000)	(1)
Promissory notes payable to related parties	2,892,000	2,892,000	-
Promissory notes payable to unrelated parties	2,394,000	2,394,000	-
Interest payable	4,968,000	4,836,000	132,000	3
Lines of credit to related parties	17,762,000	17,262,000	500,000	3
Total current liabilities	$29,024,000	$28,398,000	626,000	2

The fluctuations in accounts payable occurred as part of operations.

The increase in interest payable of $132,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The increase in the lines of credit payable of $500,000 is attributable to borrowings of:

-	$167,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
-	$333,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash Flows used in Operating Activities	$(170,000)	$(174,000)
Cash Flows provided by Financing Activities	$167,000	$171,000
Net change in Cash During Period	$(3,000)	$(3,000)

Cash Balances and Working Capital

As of March 31, 2019, the Company’s cash balance was $385 compared to $3,378 as of December 31, 2018.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three-month period ended March 31, 2019 was $170,000 in comparison with $174,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Product development consulting and expenses	$55,000	$60,000
Management and employees’ compensation	56,000	56,000
Professional fees	36,000	25,000
Travel	8,000	11,000
Other	15,000	22,000
Cash used in Operations	$170,000	$174,000

The majority of the expenditures were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three-month period ended March 31, 2019 was $167,000 in comparison with $171,000 sourced during the same period last year. The funds sourced from lines of credit provided by the Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2019 and 2018 covered the operating and product development activities of the Company as well as allowed for repayment of certain accounts payable.

Short- and Long-Term Liquidity

As of March 31, 2019, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,008,000	$1,008,000	$—	$—	$—
Interest payable	2,892,000	2,892,000	—	—	—
Line of credit	2,394,000	2,394,000	—	—	—
Promissory notes to related parties	4,968,000	4,968,000	—	—	—
Promissory notes to arm’s length parties	17,762,000	17,762,000	—	—	—
	$29,024,000	$29,024,000	$—	$—	$—

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on this assessment, we found our internal and disclosure controls over financial reporting to be not effective due to insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2019 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2019, the Company had promissory notes payable and related interest payable, totalling $10,254,663 in default.

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
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May 2019.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

