Form 10-Q
period 2019-06-30
ALR TECHNOLOGIES INC.
filed 2019-08-14
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 268,777,909 as of August 14, 2019.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

June 30, 2019 and 2018

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	June 30, 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash	$3,723	$3,378
Total assets	$3,723	$3,378

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,047,775	$1,014,268
Promissory notes payable to related parties	2,891,966	2,891,966
Promissory notes payable to unrelated parties	2,394,353	2,394,353
Interest payable	5,100,561	4,836,127
Lines of credit from related parties	18,230,614	17,261,650
Total liabilities	29,665,269	28,398,364

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2018 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2018 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2018 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 268,777,909 shares of common stock (December 31, 2018 - 242,777,909 shares of common stock)	268,777	242,777
Additional paid-in capital	53,444,532	50,012,445
Accumulated deficit	(83,374,855)	(78,650,208)
Stockholders’ deficit	(29,661,546)	(28,394,986)
Total liabilities and stockholders’ deficit	$3,723	$3,378

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Expenses
General, selling and administration	$641,942	$95,160	$986,683	$1,155,747
Product development costs	1,162,879	55,164	1,217,901	295,798
Professional fees	208,957	199,260	437,234	422,135
Loss from operations	2,013,778	349,584	2,641,818	1,873,680

Other Expense
Interest	1,586,936	482,522	2,082,829	959,263
Total other expense	1,586,936	482,522	2,082,829	959,263
Net loss	$(3,600,714)	$(832,106)	$(4,724,647)	$(2,832,943)
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	245,955,687	242,777,909	244,366,798	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(4,724,647)	$(2,832,943)
Stock-based compensation-interest	1,085,371	—
Stock-based compensation-product development costs	1,048,318	185,404
Stock-based compensation-professional fees	392,677	401,151
Stock-based compensation-selling, general and administration	805,865	977,576
Non-cash imputed interest expenses	60,856	60,322
Accrued interest on line of credit	672,145	634,506
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	48,507	(23,770)
Increase in interest payable	264,434	264,435

Net cash used in operating activities	(346,474)	(333,319)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	346,819	330,338

Net cash provided by financing activities	346,819	330,338

Increase (decrease) in cash	345	(2,981)
Cash, beginning of period	3,378	3,111

Cash, end of period	$3,723	$130

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six-month periods ended June 30, 2019 and 2018 of $4,724,647 and $2,832,943. As of June 30, 2019, the Company is unable to self-finance its operations, has a working capital deficit of $29,661,546 (December 31, 2018 - $28,394,986), accumulated deficit of $83,374,855 (December 31, 2018 - $78,650,208), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $29,665,269 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,500,000 (as of June 30, 2019 the total principal balance outstanding was $11,371,054) (note 5). During 2019, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not entered into a new agreement for the amount of borrowing available.

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

2.       Significant Accounting Policies

The unaudited condensed financial statements as of June 30, 2019 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and December 31, 2018 and the results of operations and cash flows as of June 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	June 30, 2019	December 31, 2018

Accounts payable	$765,289	$774,830
Accrued liabilities	282,486	239,438

	$1,047,775	$1,014,268

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		June 30, 2019	December 31, 2018

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		June 30,	December 31,
		2019	2018

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004, and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2017	$4,307,256
Interest incurred on promissory notes payable	528,871

Balance, December 31, 2018	4,836,127
Interest incurred on promissory notes payable	264,434

Balance, June 30, 2019	$5,100,561

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	June 30,	December 31,
	2019	2018

Related parties (relatives of the Chairman)	$2,726,716	$2,554,655
Non-related parties	2,373,845	2,281,472

	$5,100,561	$4,836,127

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the six months ended June 30, 2019, the Company incurred interest expense of $2,082,829 (2018 - $959,263) substantially as follows:

-	$1,085,371 (2018 - $nil) incurred related to the modification of the option held by creditors of the Company to acquire shares of common stock which were granted as consideration for providing financing to the Company;
-	$672,145 (2018 - $634,506) incurred on lines of credit payable;
-	$264,434 (2018 - $264,435) incurred on promissory notes payables as shown in note 4(b), and
-	$60,856 (2018 - $60,322) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

5.        Lines of Credit

As of June 30, 2019, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 9,371,054	$5,003,175	$14,374,229	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,856,385	3,856,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$11,371,054	$6,859,560	$18,230,614

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

6.       Capital Stock

a)	Authorized capital stock

i.	Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock

During the period ended June 30, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock of the Company to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000, as consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000, as consideration, the Company retired accounts payable totaling $15,000.

During the year ended December 31, 2018:

There were no capital stock issuances for the year ended December 31, 2018.

7.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	5,014,851,500	$0.002	4,963,851,500	$0.002
Granted	112,550,000	$0.040	52,500,000	$0.015
Exercised	(26,000,000)	$0.003	-	$-
Cancelled	(4,000,000)	$0.015	(1,500,000)	$0.015
Outstanding, end of period	5,097,401,500	$0.003	5,014,851,500	$0.002

Exercisable, end of period	5,021,801,500	$0.003	4,987,851,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended June 30, 2019:

On February 4, 2019, the Company granted a consultant options to acquire a total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $99,723.

On March 15, 2019, the Company granted options to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share. The options to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director. The fair value of the options granted totaled $364,058.

On April 12, 2019, the Company modified options to acquire 564,350,200 shares of common stock of the Company by extending the expiry date to April 12, 2024. The options modified had expiration dates ranging from April 19, 2019 to May 29, 2020 immediately prior to the modification. The fair value related to the extension of the life of the options totaled $1,150,060.

On May 6, 2019, the Company granted options to acquire 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three directors of the Company. The fair value of the options granted totaled $467,845.

On May 17, 2019, the Company granted options to acquire 27,900,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to twelve consultants and one employee of the Company. The fair value of the options granted totaled $1,059,856.

On May 31, 2019, the Company granted options to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to one consultant. The option to acquire 10,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $399,722 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

On June 12, 2019, the Company granted options to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to three sales agents. The option to acquire 40,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $1,595,316 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

On June 17, 2019, the Company granted options to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to one advisor and one sales agent. The fair value of the options granted totaled $379,730, of which $189,865 related to vested options was recorded as compensation expense and $189,865 related to options with performance vesting conditions was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

On June 24, 2019, options granted on January 31, 2018 to acquire 24,000,000 shares of common stock at a price of $0.015 for a term of five years which were subject to vest based on the achievement of certain performance milestones was modified as follows:

·	the option to acquire 4,000,000 shares of common stock was cancelled; and
·	the performance conditions were modified.

No compensation expense was reversed related to the cancellation of the unvested options as no compensation expense related to these options had been previously recorded. No compensation expense related to the modification of the options was recorded, as the change in vesting conditions did not make it more likely than not that the performance conditions will be met.

The Company recorded a further $824 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2018:

On January 31, 2018, the Company granted to nine consultants and advisors the option to acquire a total of 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years and one advisor the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019. Options to acquire 24,000,000 shares of common stock will vest based on achievements of performance milestones by one consulting group. The fair value of the options granted totaled $2,722,605, of which $1,338,207 related to vested options was recorded as compensation expense and $1,384,398 related to options with performance vesting conditions was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

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

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options Outstanding:

The options outstanding at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	-	$-	$-	200,000	$0.030	$0.005
May 21, 2019	-	$-	$-	500,000	$0.015	$0.020
July 25, 2019	-	$-	$-	1,000,000	$0.015	$0.020
August 1, 2019	-	$-	$-	1,250,000	$0.015	$0.020
January 30, 2020	-	$-	$-	2,400,000	$0.015	$0.020
May 29, 2020	-	$-	$-	560,000,200	$0.002	$0.033
July 1, 2021	4,365,001,300	$0.002	$0.039	4,390,001,300	$0.002	$0.033
November 27, 2022	7,200,000	$0.015	$0.026	7,200,000	$0.015	$0.020
January 31, 2023	43,000,000	$0.015	$0.026	47,000,000	$0.015	$0.020
June 13, 2023	5,000,000	$0.015	$0.026	5,000,000	$0.015	$0.020
October 1, 2023	300,000	$0.050	$-	300,000	$0.050	$-
February 3, 2024	2,500,000	$0.035	$0.006	-	$-	$-
March 14, 2024	9,150,000	$0.035	$0.006	-	$-	$-
April 12, 2024	560,000,200	$0.002	$0.039	-	$-	$-
April 12, 2024	4,150,000	$0.015	$0.026	-	$-	$-
April 12, 2024	200,000	$0.030	$0.006	-	$-	$-
May 6, 2024	13,000,000	$0.035	$0.006	-	$-	$-
May 17, 2024	27,900,000	$0.035	$0.006	-	$-	$-
May 17, 2024	40,000,000	$0.050	$-	-	$-	$-
May 31, 2024	10,000,000	$0.035	$0.006	-	$-	$-
June 17, 2024	10,000,000	$0.035	$0.006	-	$-	$-
Total	5,097,401,500	$0.003	$0.039	5,014,851,500	$0.002	$0.033
Weighted Average Remaining Contractual Life		3.14			2.40

The expense incurred related to stock options was allocated as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Interest expense	$1,085,371	$—	$1,085,371	$—
Product development	1,047,981	537	1,048,318	185,404
Professional	193,485	189,968	392,677	401,151
General, selling and administration	541,209	107	805,865	977,576

	$2,868,046	$190,612	$3,332,231	$1,564,131

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2019	December 31, 2018

Risk-free interest rate	2.06%	2.52%
Expected life	5 Years	5 years
Expected dividends	0%	0%
Expected volatility	316%	309%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the six months ended June 30, 2019 was $0.04 (December 31, 2018 - $0.06).

8.       Related Party Transactions and Balances

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	$	$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	74,780	74,782	149,562	149,562
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	338,895	319,872	672,145	634,506
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	1,085,371	—	1,085,371	—
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	94,800	94,800
Stock options granted to four members of the Board of Directors of the Company	505,832	—	770,421	—
Selling, general and administration expense related to the modification of stock options to three members of the Board of Directors	799,625	—	799,625	—

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

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,170,168 (December 31, 2018 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $208,472 (December 31, 2018 - $196,472) related to one of these promissory notes.

b)	Commitments

i)	The Company has a consulting arrangement with Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years’ annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also, under the terms of the contract are the following:

(1)	Incentive revenue bonus

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

9.       Commitments and Contingencies (continued)

ii)	On June 13, 2018, Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8% per annum and will be repayable in four equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000. On April 18, 2019, the parties agreed to increase the proposed financing from $8,500,000 to $22,000,000. On July 15, 2019, the parties agreed to increase the proposed financing from $22,000,000 to $25,000,000 (the “Amended Financing”) whereby $12,000,000 would be in the form of settling existing debts owed by the Company to the Chairman, $3,000,000 will be available to settle promissory notes and accounts payable and $10,000,000 would be through the advance of cash. The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share. The Company has reserved up to 500,000,000 shares of common stock with respect to the possible exercise of the Note.

The Company and the Chairman are continuing discussions on a definitive agreement to implement the Note with the customary terms, conditions and representations of a commercial lending agreement. The closing of the Amended Financing and sale of the Note will not occur until such time that is 30 days subsequent to the confirmation of the Company’s first commercial sale of its diabetes management software program, which has not yet occurred.

10.       Subsequent Event

On July 15, 2019, the Company’s Board of Directors approved the grant of options to acquire 27,500,000 shares of common stock as follows:

·	the option to acquire 7,500,000 shares of common stock is granted to one individual, is exercisable at $0.035 per share, will vest immediately and will be exercisable until February 3, 2024;
·	the option to acquire 10,000,000 shares of common stock will vest subject to the performance conditions listed below, will be exercisable at a price of $0.04 per share and will be exercisable until July 15, 2024; and
·	the option to acquire 10,000,000 shares of common stock:
o	is allocated towards the formation of a Latin American sales team;
o	will be granted upon the recruitment of sales personnel in Latin America;
o	will have performance vesting conditions to be determined by the Company’s Board of Directors at grant; and
o	will be set for expiration on or before July 15, 2024.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

($ United States)

(Unaudited)

10.       Subsequent Event (continued)

The option to acquire 10,000,000 shares of common stock referenced above, which will vest subject to performance conditions, is approved for grant as to 5,000,000 options to two prospective Sales Agents of the Company. The options are approved to vest to each Sales Agent upon:

·	each agent enrolling a total of 20,000 ALRT Diabetes Management Solution customers in certain countries located in Asia; or
·	such other activities that would provide similar business impact in the sole discretion of the Board of Directors of the Company.
20

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

On January 31, 2018, the Company’s Board of Directors approved the following grants:

•	the option to acquire 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years to nine consultants and advisors of the Company; and
•	the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019 to one consultant of the Company.

Of the options granted with a term of five years, options to acquire a total of 11,000,000 shares of common stock were granted to three relatives of the Chairman of the Board.

On June 3, 2018, the Company received notification that an option holder would be exercising their option to acquire 1,000,000 shares of common stock of the Company at a price of $0.015 by extinguishing $15,000 of accounts payable owed by the Company to the option holder. The options were exercised and shares issued on June 19, 2019 subsequent to the options being fully vested.

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

On October 1, 2018, the Company’s Board of Directors approved the grant of the option to acquire 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to one consultant.

On April 12, 2019, the Company’s Board of Directors approved the modification of the option to purchase an aggregate 564,350,200 shares of common stock of the Company to extend the maturity date to April 12, 2024. The option to acquire 564,350,200 shares of common stock was held by 13 individuals, including 560,000,200 held by the Chairman and Chief Executive Officer (or the “Chairman”) and 2,000,000 held by three non-executive directors.

On May 6, 2019, the Company’s Board of Directors approved the grant of stock options to purchase 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three non-executive directors of the Company.

On May 17, 2019, the Company’s Board of Directors approved the grant of option to acquire 27,900,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to 13 optionees and 40,000,000 shares of common stock of the Company at a price of $0.050 for a term of five years to 3 optionees as follows:

Number of Optionees	Position	Option to acquire common stock
Three (3)	Sales Agent	40,000,000
One (1)	Non-executive Member of the Board of Directors	1,000,000
Seven (7)	Software Development Team Member	19,700,000
One (1)	Manager, Procurement and Quality Assurance	3,000,000
Four (4)	Clinical Team Member	4,200,000

The option to acquire 40,000,000 shares of common stock approved for grant to Sales Agents will vest when the three Sales Agents (the “US Sales Team”) sign up a total of 20,000 ALRT Diabetes Management Solution customers in the United States of America prior to May 30, 2020 (the “Sales Target”).

On June 17, 2019, the Company’s Board of Directors approved the grant of the option to acquire 15,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three optionees as follows:

Number of Optionees	Position	Option to acquire common stock
Two (2)	Sales Agent	10,000,000
One (1)	Advisor	5,000,000

The option to acquire 10,000,000 shares of common stock approved for grant to Sales Agents were granted as 5,000,000 options to each Sales Agent. The 5,000,000 options to each Sales Agents will vest when each Sales Agent signs up 20,000 Diabetes Management Solution customers in the United States of America prior to August 31, 2020 (the “Sales Target”). To date, only 10,000,000 of the Option Shares have been granted while the Company remains in discussion with engagement of a Sales Agent for the remaining 5,000,000.

On June 19, 2019, the Chairman of the Company exercised the option to acquire 25,000,000 shares of common stock at a price of $0.002 per share for a total purchase price of $50,000. The Chairman extinguished an outstanding debt owed by the Company to him in the amount of $50,000 as consideration. The Company also issued 1,000,000 common shares for the exercise of options a price of $0.015 per share for a total purchase price of $15,000 which was settled with the extinguishment of accounts payable.

On July 15, 2019, the Company’s Board of Directors approved the grant of the option to acquire 27,500,000 shares of common stock. Of the options approved for grant:

·	the option to acquire 7,500,000 shares of common stock is granted to one individual, is exercisable at $0.035 per share, will vest immediately and will be exercisable until February 3, 2024;
·	the option to acquire 10,000,000 shares of common stock will vest subject to the performance conditions listed below, will be exercisable at a price of $0.04 per share and will be exercisable until July 15, 2024; and
·	the option to acquire 10,000,000 shares of common stock:
o	is allocated towards the formation of a Latin American sales team;
o	will be granted upon the recruitment of sales personnel in Latin America;
o	will have performance vesting conditions to be determined by the Company’s Board of Directors at grant; and
o	will be set for expiration on or before July 15, 2024.

The option to acquire 10,000,000 shares of common stock referenced above, which will vest subject to performance conditions, is approved for grant as to 5,000,000 options to two prospective Sales Agents of the Company. The options are approved to vest to each Sales Agent upon:

·	each agent enrolling a total of 20,000 ALRT Diabetes Management Solution customers in certain countries located in Asia; or
·	such other activities that would provide similar business impact in the sole discretion of the Board of Directors of the Company.

Financing

On September 25, 2017, the Company announced that it had authorized a private placement up to $5 million for the issuance of convertible debentures that are convertible into shares of common stock of the Company at a price of $0.05 per share (the “Note”).

On June 13, 2018, the Chairman and Chief Executive Officer of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8 per cent per annum and will be repayable in four equal semi-annual instalments commencing 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000. On April 18, 2019, the parties agreed to increase the proposed financing from $8,500,000 to $22,000,000. The July 15, 2019, the parties agreed to increase the proposed financing from $22,000,000 to $25,000,000 (the “Amended Financing”) whereby $12,000,000 would be in the form of settling existing debts owed by the Company to the Chairman, $3,000,000 would be available to settle promissory notes payable and accounts payable and $10,000,000 would be through the advance of cash. The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share. The Company has reserved up to 500,000,000 shares of common stock with respect to the possible exercise of the Note.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the six months ended June 30, 2019 and 2018, which have been prepared in accordance with GAAP.

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

Results of Operations

	Six Months Ended June 30

			Amount (%)	Amount ($)
	2019	2018	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$986,683	$1,155,747	(15)	(169,064)
Product development	1,217,901	295,798	312	922,103
Professional fees	437,234	422,135	4	15,099
Total Operating Expenses	2,641,818	1,873,680	41	768,138

Other Item
Interest expense	2,082,829	959,263	117	1,123,566
Net Loss	$4,724,647	$2,832,943	67	1,891,704

The net loss for the Company’s six-month period ended June 30, 2019 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Options Granted as Compensation	112,550,000	52,200,000
Value of Options Granted as Consideration	$0.04	$0.06
Options Modified	564,350,200	-
Compensation expense from Options Granted or Options Modified as a percentage of Net Loss for the Period	71%	54%

Results of Operations (continued)

The net loss for the six months ended June 30, 2019 was 67% ($1,891,704) higher than the net loss at June 30, 2018 as a result of the grant of options with a fair value recognized of $2,181,171 as consideration for services received and the modification of options resulting in compensation expense of $1,150,060. The fair value from the grant and the modification of the options in the six months ended June 30, 2019 accounted for 115% of the total change in net loss as compared to 2018. Of the 112,550,000 options to acquire shares of common stock granted, 55,000,000 (a fair value of approximately $2.2M) did not vest (and were not recorded) during the period.

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, there was both a significant decrease and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30,	Six Months Ended June 30,	Amount ($) Increase / (Decrease)
	2019	2018

General, selling and administrative:
Salaries and consulting fees	$113,000	128,000	(15,000)
Stock-based compensation	806,000	978,000	(172,000)
Travel and trade shows	28,000	21,000	7,000
Rent of corporate offices	1,000	—	1,000
Website and information technology	8,000	8,000	—
Other general and administrative costs	31,000	21,000	10,000
Total	$987,000	1,156,000	(169,000)

During the six-month period ended June 30, 2019, aside from the grant of stock options, the Company slightly increased its general and administrative operating expenditures as compared to the same period in 2018. The cash-based general and administrative expenditure increased by approximately $3,000 during the six-month period ended 2019 as compared to 2018.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to an increase in external consulting services related to the grant of stock options to development personnel.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$35,000	13,000	22,000
Legal fees	9,000	8,000	1,000
Stock-based compensation	393,000	401,000	(8,000)
Total	$437,000	422,000	15,000

Results of Operations (continued)

The increase in professional fees can be attributed to the Company having realized reduced costs of professionals retained due to foreign exchange benefits in the previous year.

Interest expense. Interest expense was from the following sources for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest expense
Interest expense incurred on stock options modified	$1,085,000	$—
Interest expense incurred on lines of credit	672,000	635,000
Interest expense incurred on promissory notes	264,000	264,000
Imputed interest on zero interest loans	61,000	60,000
Total	$2,082,000	$959,000

Interest Expense on Stock Options Modified

On April 12, 2019, the Company and the Chief Executive Officer of the Company and his spouse agreed to amend the option to acquire 560,000,200 shares of common stock of the Company by extending the life of the option to April 12, 2024. The Company compared the fair values of the option, using the Black-Scholes option pricing model, immediately prior to the grant and immediately after the grant. The Company recognized the incremental fair value totaling $1,085,371 as interest expense related to extending of the life of the option. The interest expense recognized related to the option modification was fully recognized at the time of the modification since the line of credit is due on demand and has no other terms of repayment.

Interest on Promissory Notes

There were no substantial changes in the number of promissory notes outstanding from June 30, 2018 to June 30, 2019. During the previous year, the Company transferred amounts from imputed interest to interest on promissory notes and continued recording interest on the outstanding principal during the current period. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the six months ended June 30, 2019 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	June 30, 2019	June 30, 2018	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$9,371,000	$8,729,000	$642,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$11,371,000	$10,729,000	$642,000

Results of Operations (continued)

The Company incurred interest on the lines of credit as follows:

Interest Expense on Lines of Credit:	Six Months	Six Months	Amount ($)
	Ended June 30,	Ended June 30,	Increase / (Decrease)
	2019	2018

Interest expense incurred on line of credit from Sidney Chan during the year	$552,000	$514,000	$38,000
Interest expense incurred on line of credit from Christine Kan during the year	120,000	120,000	-
Total	$672,000	$634,000	$38,000

Imputed Interest

During the 2019 and 2018 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and, instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item Additional paid-in capital. The change from the prior year is related to the discussion included under Interest on Promissory Notes above.

Results of Operations (continued)

	Three Months Ended June 30

			Amount (%)	Amount ($)
	2019	2018	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$641,942	$95,160	575	$546,782
Product development	1,162,879	55,164	2,008	1,107,715
Professional fees	208,957	199,260	5	9,697
Total Operating Expenses	2,013,778	349,584	476	1,664,194

Other Item
Interest expense	1,586,936	482,522	229	1,104,414
Net Loss	$3,600,714	$832,106	333	$2,768,608

The net loss for the three months ended June 30, 2019 increased by 333% ($2,768,608) as compared to the same period in the prior year as a result of the grant of an option to acquire shares of common stock of the Company with a fair value of $1,718,390. The fair value of the options granted in 2019 accounted for 62% of the increase in net loss from the prior period.

Liquidity and Capital Resources

Working Capital
	As at June 30, 2019	As at December 31, 2018	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$4,000	$3,000	1,000	33
Current Liabilities	$29,666,000	$28,398,000	1,268,000	4
Working Capital Deficiency	$(29,662,000)	$(28,395,000)	(1,267,000)	4

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this MD&A, the Company has not commenced revenue-generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s nominal current assets as at June 30, 2019 and December 31, 2018 consist substantially of cash.

Current Liabilities

The Company has current liabilities of $29,665,000 as at June 30, 2019 as compared to $28,398,000 as at December 31, 2018. Current liabilities were as follows:

	June 30, 2019	December 31, 2018	Change $	Change %
Accounts payable and accrued liabilities	$1,048,000	1,014,000	34,000	3
Promissory notes payable to related parties	2,892,000	2,892,000	—	—
Promissory notes payable to unrelated parties	2,394,000	2,394,000	—	—
Interest payable	5,100,000	4,836,000	264,000	5
Lines of credit to related parties	18,231,000	17,262,000	969,000	6
Total current liabilities	$29,665,000	28,398,000	1,267,000	4

The increase in interest payable of $264,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payable occurred as part of operations.

The increase in the lines of credit payable of approximately $969,000 is attributable to borrowings of:

·	$347,000 to fund operations, product development activities, overhead, and its sales and marketing program;
·	$672,000 of accrued interest incurred on the principal of the borrowed amounts; and
·	$50,000 of interest applied towards the exercise of the option to acquire 25,000,000 shares of common stock at a price of $0.002 per share.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows used in Operating Activities	$(346,000)	$(333,000)
Cash Flows provided by Financing Activities	347,000	330,000
Net change in Cash During Period	$1,000	$(3,000)

Cash Balances and Working Capital

As of June 30, 2019, the Company’s cash balance was $3,723 compared to $3,378 as of December 31, 2018.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2019 was $346,000 in comparison with $333,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Product development consulting and expenses	$117,000	$108,000
Management and employees’ compensation	113,000	128,000
Professional fees and related accounts payable	66,000	63,000
Travel and trade shows	28,000	20,000
Other	22,000	14,000
Cash used in Operations	$346,000	$333,000

The majority of the expenditures were to repay overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six-month period ended June 30, 2019 was $347,000 in comparison with $330,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2019 and 2018 covered the operating, product development and market development requirements for the Company to repay certain accounts payable.

Short- and Long-Term Liquidity

As of June 30, 2019, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt or from equity financings through private placements, or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable and accrued liabilities	$1,048,000	$1,048,000	$—	$—	$—
Promissory notes to related parties	2,892,000	2,892,000	—	—	—
Promissory notes to arm’s length parties	2,394,000	2,394,000	—	—	—
Interest payable	5,100,000	5,100,000	—	—	—
Lines of credit from related parties	18,231,000	18,231,000	—	—	—
	$29,665,000	$29,665,000	$—	$—	$—

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

Off-Balance Sheet Arrangements

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning April 1, 2019 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2019, the Company had promissory notes payable and related interest payable, totalling $10,387,000 in default.

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
34

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2019.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

