Form 10-Q
period 2019-09-30
ALR TECHNOLOGIES INC.
filed 2019-11-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 268,777,909 as of November 13, 2019.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

September 30, 2019 and 2018

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	September 30, 2019	December 31, 2018
	(unaudited)

Assets
Current assets:
Cash	$596	$3,378
Total assets	$596	$3,378

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,089,866	$1,014,268
Related party promissory notes payable	2,891,966	2,891,966
Non-related party promissory notes payable	2,394,353	2,394,353
Interest payable on promissory notes payable	5,232,779	4,836,127
Lines of credit from related parties	18,748,160	17,261,650
Total liabilities	30,357,124	28,398,364

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2018 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2018 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2018 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 268,777,909 shares of common stock (December 31, 2018 - 242,777,909 shares of common stock)	268,777	242,777
Additional paid-in capital	53,989,161	50,012,445
Accumulated deficit	(84,614,466)	(78,650,208)
Stockholders’ deficit	(30,356,528)	(28,394,986)
Total liabilities and stockholders’ deficit	$596	$3,378

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Expenses
General, selling and administration	$392,110	$81,131	$1,378,793	$1,236,878
Product development costs	309,088	55,396	1,526,989	351,195
Professional fees	31,229	8,693	468,463	430,827
Loss from operations	732,427	145,220	3,374,245	2,018,900
Other Expense
Interest	507,184	487,671	2,590,013	1,446,934
Total other expense	507,184	487,671	2,590,013	1,446,934
Net loss	$(1,239,611)	$(632,891)	$(5,964,258)	$(3,465,834)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	268,777,909	242,777,909	252,587,433	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(5,964,258)	$(3,465,834)
Stock-based compensation-product development costs	1,243,406	185,940
Stock-based compensation-general, selling, and administration	1,124,395	977,683
Stock-based compensation-professional fees	392,677	401,151
Stock-based compensation-interest expense	1,085,371	—
Non-cash imputed interest expenses	91,867	91,256
Accrued interest on line of credit	1,016,122	959,025
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	90,598	(32,983)
Increase in interest payable	396,652	396,653

Net cash used in operating activities	(523,170)	(487,109)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	520,388	488,399

Net cash provided by financing activities	520,388	488,399

Increase (decrease) in cash	(2,782)	1,290
Cash, beginning of period	3,378	3,111

Cash, end of period	$596	$4,401

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine months ended September 30, 2019 and 2018 of $5,964,258 and $3,465,834. As of September 30, 2019, the Company is unable to self-finance its operations, has a working capital deficit of $30,356,528 (December 31, 2018 - $28,394,986), accumulated deficit of $84,614,466 (December 31, 2018 - $78,650,208), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $30,357,124 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,500,000 (as of September 30, 2019 the total principal balance outstanding was $11,544,623) (note 5). During 2019, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not entered into a new agreement for the amount of borrowing available, but have agreed to work towards a convertible promissory note financing.

The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

1.       Basis of Presentation, Nature of Operations and Going Concern (continued)

All of the Company’s debt is either due on demand or in default, while continuing to accrue interest at its stated rate. The Company will seek to obtain creditors’ consents to delay repayment of the outstanding promissory notes payable and related interest thereto, until it is able to replace this financing with funds generated by operations, recapitalization with replacement debt or from equity financings through private placements. While some of the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. In the past, creditors have successfully commenced legal action against the Company to recover debts outstanding. In those instances, the Company was able to obtain financing from related parties to cover the verdict or settlement; however, there is no assurance that the Company would be able to obtain the same financing in the future. If the Company is unsuccessful in obtaining financing to cover any potential verdicts or settlements, the Company will be required to cease operations.

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

2.       Significant Accounting Policies

The unaudited condensed financial statements as of September 30, 2019 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019 and December 31, 2018 and the results of operations and cash flows as of September 30, 2019 and 2018, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	September 30, 2019	December 31, 2018

Accounts payable	$861,689	$774,830
Accrued liabilities	228,177	239,438

	$1,089,866	$1,014,268

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		September 30, 2019	December 31, 2018

Promissory notes payable to relatives of directors collateralized by a general security agreement on all the assets of the Company, due on demand:

i.	Interest at 1% per month	$580,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the US bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$2,891,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		September 30, 2019	December 31, 2018

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006. All are due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		200,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,394,353	$2,394,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2017	$4,307,256
Interest incurred on promissory notes payable	528,871

Balance, December 31, 2018	4,836,127
Interest incurred on promissory notes payable	396,652

Balance, September 30, 2019	$5,232,779

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	September 30,	December 31,
	2019	2018

Related parties (relatives of the Chairman)	$2,801,498	$2,554,655
Non-related parties	2,431,281	2,281,472

	$5,232,779	$4,836,127

Historically, all interest payable is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the nine months ended September 30, 2019, the Company incurred interest expense of $2,590,013 (2018 - $1,446,934) substantially as follows:

·	$396,652 (2018 - $396,653) incurred on promissory notes payables as shown in notes 4(a) and 4(b);
·	$1,085,371 (2018 - $nil) incurred related to the modification of options that had been granted as consideration for financing;
·	$1,016,123 (2018 - $959,025) incurred on lines of credit payable; and
·	$91,867 (2018 - $91,256) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

5.        Lines of Credit

As of September 30, 2019, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 9,544,622	$5,287,153	$14,831,775	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,916,385	3,916,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$11,544,622	$7,203,538	$18,748,160

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock

During the period ended September 30, 2019:

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

7.       Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2019		December 31, 2018
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	5,014,851,500	$0.002	4,963,851,500	$0.002
Granted	128,550,000	$0.041	52,500,000	$0.015
Exercised	(26,000,000)	$(0.003)	-	$-
Cancelled	(4,000,000)	$0.015	(1,500,000)	$0.015
Outstanding, end of period	5,113,401,500	$0.003	5,014,851,500	$0.002

Exercisable, end of period	5,033,901,500	$0.003	4,987,851,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2019:

On February 4, 2019, the Company granted a consultant the option to acquire a total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $99,723.

On March 15, 2019, the Company granted an option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director. The fair value of the options granted totaled $364,058.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2019 (continued):

On June 24, 2019, options granted on January 31, 2018 to acquire 24,000,000 shares of common stock at a price of $0.015 for a term of five years that were subject to vest based on the achievement of certain performance milestones were modified as follows:

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

On July 15, 2019, the Company granted a consultant options to acquire 7,500,000 shares of common stock of the Company at a price of $0.035 per share exercisable until February 3, 2024. The fair value of the options granted totaled $318,530.

On August 16, 2019, the Company granted a consultant the option to acquire 2,500,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The option to acquire 2,500,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $108,655 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

On September 6, 2019, the Company granted a consultant the option to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The option to acquire 1,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $40,863 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

On September 17, 2019, the Company granted a consultant the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $194,850.

During the nine months ended September 30, 2019, the Company recorded a further $1,062 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

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

During the nine months ended September 30, 2019, the Company recorded a further $37,242 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding:

The options outstanding at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
Expiry Date	Options	Exercise Price		Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	-	$		$-	200,000	$0.030	$0.005
May 21, 2019	-	$		$-	500,000	$0.015	$0.020
July 25, 2019	-	$		$-	1,000,000	$0.015	$0.020
August 1, 2019	-	$		$-	1,250,000	$0.015	$0.020
January 30, 2020	-	$		$-	2,400,000	$0.015	$0.020
May 29, 2020	-	$		$-	560,000,200	$0.002	$0.033
July 1, 2021	4,365,001,300		$0.002	$0.033	4,390,001,300	$0.002	$0.033
November 27, 2022	7,200,000		$0.015	$0.020	7,200,000	$0.015	$0.020
January 31, 2023	43,000,000		$0.015	$0.020	47,000,000	$0.015	$0.020
June 13, 2023	5,000,000		$0.015	$0.020	5,000,000	$0.015	$0.020
October 1, 2023	300,000		$0.050	$-	300,000	$0.050	$-
February 3, 2024	2,500,000		$0.035	$-	-	$-	$-
March 14, 2024	9,150,000		$0.035	$-	-	$-	$-
April 12, 2024	560,000,200		$0.002	$0.033	-	$-	$-
April 12, 2024	4,150,000		$0.015	$0.020	-	$-	$-
April 12, 2024	200,000		$0.030	$0.005	-	$-	$-
May 6, 2024	13,000,000		$0.035	$-	-	$-	$-
May 15, 2024	40,000,000		$0.050	$-	-	$-	$-
May 17, 2024	27,900,000		$0.035	$-	-	$-	$-
May 31, 2024	10,000,000		$0.035	$-	-	$-	$-
June 17, 2024	5,000,000		$0.050	$-	-	$-	$-
June 17, 2024	5,000,000		$0.035	$-	-	$-	$-
July 15, 2024	7,500,000		$0.035	$-	-	$-	$-
August 16, 2024	2,500,000		$0.050	$-	-	$-	$-
September 6, 2024	1,000,000		$0.050	$-	-	$-	$-
September 17, 2024	5,000,000		$0.035	$-	-	$-	$-
Total	5,113,401,500		$0.003	$0.033	5,014,851,500	$0.002	$0.033
Weighted Average Remaining Contractual Life			2.15			2.40

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding (continued):

The expense incurred related to stock options was allocated as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

General, selling and administration	$318,530	$107	$1,124,395	$977,683
Interest Expense	—		1,085,371	—
Product development	195,088	536	1,243,406	185,940
Professional	—	—	392,677	401,151

	$513,618	$643	$3,845,849	$1,564,774

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2019	December 31, 2018

Risk-free interest rate	2.01%	2.52%
Expected life	4.9 Years	5 years
Expected dividends	0%	0%
Expected volatility	314%	309%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2019 was $0.04 (year ended December 31, 2018 - $0.06).

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	74,782	74,782	224,344	224,344
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	343,978	324,519	1,016,123	959,025
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	—	—	1,085,371	—
Related party transactions included within general, selling and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	47,400	47,400	142,200	142,200
Stock options granted to four members of the Board of Directors of the Company	—	—	770,421	—
Selling, general and administration expense related to the modification of stock options to three members of the Board of Directors	—	—	799,625	—

Related party transactions included within product development expenses
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	30,000	—	90,000	—

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

 (Unaudited)

9.       Commitments and Contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,179,568 (December 31, 2018 - $1,113,768), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $214,472 (December 31, 2018 - $196,472) related to one of these promissory notes.

b)      Commitments

(i)	The Company has a consulting arrangement with Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $180,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years’ annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also, under the terms of the contract are the following:

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

ii.      Sale of business

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·	2% of sales price up to $24,999,999 plus;
·	3% of sales price between $25,000,000 and $49,999,999 plus;
·	4% of sales price between $50,000,000 and $199,999,999 plus; and
·	5% of sales price in excess of $200,000,000.

(ii)	On June 13, 2018, Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8% per annum and will be repayable in four equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the three and nine months Ended September 30, 2019

($ United States)

(Unaudited)

9.       Commitments and Contingencies (continued)

b)	Commitments (continued)

ii)	(continued)

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

10.       Subsequent Events

a)	On October 3, 2019, the Company granted:

i)	one advisor the option to acquire 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years; and

ii) one advisor the option to acquire 1,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

b)	On October 24, 2019, the Company granted two advisors the option to each acquire 1,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.
21

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On June 13, 2018, the Company granted a consultant the option to acquire a total of 5,000,000 share of common stock of the Company at a price of $0.015 per share for a term of five years. The fair value of the options granted totaled $189,968

On October 1, 2018, the Company’s Board of Directors approved the grant of the option to acquire 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to one consultant.

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

On May 17, 2019, the Company’s Board of Directors approved the grant of options to acquire 27,900,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to 13 optionees and 40,000,000 shares of common stock of the Company at a price of $0.050 for a term of five years to three optionees as follows:

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

On June 17, 2019, the Company’s Board of Directors approved the grant of options to acquire 15,000,000 shares of common stock of the Company for a term of five years as follows:

Number of Optionees	Position	Option to acquire common stock	Exercise Price
Two (2)	Sales Agent	10,000,000	$0.050
One (1)	Advisor	5,000,000	$0.035

Each sales agent was approved for the grant of 5,000,000 options subject to vesting conditions. The options are to vest when each Sales Agent signs up 20,000 Diabetes Management Solution customers in the United States of America prior to August 31, 2020 (the “Sales Target”). Subsequent, the Company reallocated the options allocated to one agent to support sales agent recruitment efforts. To date, 8,500,000 of the 10,000,000 option shares have been granted to Sales Agents while the Company remains in discussion to engage Sales Agents with the remaining 1,5000,000 option shares.

On June 19, 2019, the Chairman of the Company exercised the option to acquire 25,000,000 shares of common stock at a price of $0.002 per share for a total purchase price of $50,000. The Chairman extinguished an outstanding debt owed by the Company to him in the amount of $50,000 as consideration. The Company also issued 1,000,000 common shares for the exercise of options at a price of $0.015 per share for a total purchase price of $15,000, which was settled with the extinguishment of accounts payable.

On July 15, 2019, the Company’s Board of Directors approved the grant of the option to acquire 27,500,000 shares of common stock. Of the options approved for grant:

•	the option to acquire 7,500,000 shares of common stock is granted to one individual, is exercisable at $0.035 per share, will vest immediately and will be exercisable until February 3, 2024;
•	the option to acquire 10,000,000 shares of common stock, with 5,000,000 options each to be granted to two prospective Sales Agents of the Company, which will be exercisable at a price of $0.04 per share and will vest subject to the performance as follows:
o	each agent enrolling a total of 20,000 ALRT Diabetes Management Solution customers in certain countries located in Asia; or
o	such other activities that would provide similar business impact at the sole discretion of the Board of Directors of the Company; and
•	the option to acquire 10,000,000 shares of common stock:
o	is allocated towards the formation of a Latin American sales team;
o	will be granted upon the recruitment of sales personnel in Latin America; and
o	will have performance vesting conditions to be determined by the Company’s Board of Directors at grant.

Although the Board of Directors have approved the 20,000,000 options referenced above, as the Company is still working on developing its Latin American and Asia sales teams, these options have not yet been issued.

On August 16, 2019, the Company granted a consultant the option to acquire 2,500,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The option to acquire 2,500,000 shares will vest when the consultant signs up 20,000 Diabetes Management Solution customers in the United States of America prior to May 31, 2020 (the “Sales Target”).

On September 6, 2019, the Company granted a consultant the option to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The option to acquire 1,000,000 shares will vest when the consultant signs up 20,000 Diabetes Management Solution customers in the United States of America prior to August 31, 2020 (the “Sales Target”).

On September 17, 2019, the Company granted a consultant the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

On October 3, 2019, the Company granted:

·	one advisor the option to acquire 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years, and
·	one advisor the option to acquire 1,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

On October 24, 2019, the Company granted two advisors the option to each acquire 1,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

Financing

On September 25, 2017, the Company announced that it had authorized a private placement up to $5 million for the issuance of convertible debentures that are convertible into shares of common stock of the Company at a price of $0.05 per share (the “Note”).

On June 13, 2018, the Chairman and Chief Executive Officer of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8 percent per annum and will be repayable in four equal semi-annual instalments commencing 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

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

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The Company utilized the publicly available algorithm of the AACE and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the health care provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the healthcare provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed healthcare providers to keep their patients at the optimal dose for longer periods.

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the nine months ended September 30, 2019 and 2018, which have been prepared in accordance with GAAP.

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

Results of Operations

	Nine Months Ended	Nine Months Ended	Amount (%)	Amount ($)
	September 30	September 30	Increase /	Increase /
	2019	2018	(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$1,378,793	1,236,878	11	141,915
Product development	1,526,989	351,195	335	1,175,794
Professional fees	468,463	430,827	9	37,636
Total Operating Expenses	3,374,245	2,018,900	67	1,355,345

Other Item
Interest expenses	2,590,013	1,446,934	79	1,143,079
Net Loss	$5,964,258	3,465,834	72	2,498,424

The net loss for the Company’s nine months ended September 30, 2019 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Number of Options Granted	128,550,000	52,200,000
Value of Options Granted or Modified as Consideration	3,845,849	1,528,977
Percentage of Net Loss	64%	44%

The net loss for the nine months ended September 30, 2019 was 72% ($2,498,424) higher than the net loss at September 30, 2018, as a result of the grant or modification of options to acquire shares of common stock with a fair value recognized of $3,845,849 (2018 - $1,528,977) as consideration for services received. The additional fair value from the grant of the options in the nine months ended September 30, 2019, as compared to the same period in 2018, accounted for 91% of the total change in net loss as compared to 2018.

Of the options granted to acquire shares of common stock in 2019 and 2018, the following did not vest and did not have any fair value recognized during each period.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Options Granted During Period	128,550,000	52,200,000
Options Granted During Period which have Not Vested	58,500,000	24,000,000
Value of Options Granted During Period which have not Vested	$2,334,421	$1,384,398

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, there was both a significant increase and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administrative cost, the variance can be seen as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount ($) Increase / (Decrease)
	2019	2018

General, selling and administrative:
Salaries and consulting fees	$183,000	184,000	(1,000)
Stock-based compensation	1,124,000	978,000	146,000
Travel and trade shows	34,000	34,000	—
Rent of corporate offices	1,000	1,000	—
Website and information technology	12,000	11,000	1,000
Other general and administrative costs	25,000	29,000	(4,000)
Total	$1,379,000	1,237,000	142,000

During the nine months ended September 30, 2019, aside from the grant of stock options, the Company’s general and administrative operating expenses were substantially the same as the nine months ended September 30, 2018.

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$34,000	22,000	12,000
Legal fees	18,000	8,000	10,000
Stock-based compensation	393,000	401,000	(8,000)
Audit and quarterly review fees	23,000	—	23,000
Total	$468,000	431,000	37,000

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest expense
Interest expense incurred on promissory notes	$397,000	$397,000
Interest expense incurred on lines of credit	1,016,000	959,000
Imputed interest on zero interest loans	92,000	91,000
Stock-based compensation	1,085,000	—
Total	$2,590,000	$1,447,000

Interest on Promissory Notes

There were not any substantial changes in the amount of promissory notes outstanding from September 30, 2018 to September 30, 2019. During the previous year, the Company transferred amounts from imputed interest to interest on promissory notes and continued recording interest on the outstanding principal during the current period. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the nine months ended September 30, 2019 moving forward.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	September 30, 2019	September 30, 2018	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$9,545,000	$8,887,000	$658,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$11,545,000	$10,887,000	$658,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Line of Credit:	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Amount ($) Increase /

(Decrease)

Interest expense incurred on line of credit from Sidney Chan during the period	$836,000	$779,000	$57,000
Interest expense incurred on line of credit from Christine Kan during the period	180,000	180,000	—
Total	$1,016,000	$959,000	$57,000

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

	Three Months Ended September 30	Three Months Ended September 30
			Amount (%) Increase /	Amount ($) Increase /
	2019	2018	(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$392,000	$81,000	384	$311,000
Product development	309,000	55,000	462	254,000
Professional fees	32,000	9,000	256	23,000
Total Operating Expenses	733,000	145,000	406	588,000

Other Item
Interest expense	507,000	488,000	4	19,000
Net Loss	$1,240,000	$633,000	96	$607,000

The net loss for the three months ended September 30, 2019 increased by 96% ($607,000), as compared to the same period in the prior year. The Company incurred $513,000 of stock-based compensation during the period, which accounted for 85% of the increase in net loss during the nine months ended September 30, 2019, as compared to the same period in the prior year. The balance of the increase was a result of an increase in personnel and interest costs incurred during the period.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Number of Options Granted	16,000,000	—
Value of Options Granted or Modified as Consideration	$513,000	$—
Percentage of Net Loss	41%	0%

Liquidity and Capital Resources

Working Capital	As at September 30, 2019	As at December 31, 2018	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$1,000	$3,000	(2,000)	(67)
Current Liabilities	$30,357,000	$28,398,000	1,959,000	7
Working Capital (Deficiency)	$(30,356,000)	$(28,395,000)	(1,961,000)	(7)

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

Current Assets

The Company’s nominal current assets as at September 30, 2019 and December 31, 2018 consist of cash.

Current Liabilities

The Company has current liabilities of $30,357,000 as at September 30, 2019, as compared to $28,398,000 as at December 31, 2018. Current liabilities were as follows:

	September 30, 2019	December 31, 2018	Change $	Change %
Accounts payable and accrued liabilities	$1,090,000	1,014,000	76,000	7
Related party promissory notes payable	2,892,000	2,892,000	—	—
Non-related party promissory notes payable	2,394,000	2,394,000	—	—
Interest payable on promissory notes payable	5,233,000	4,836,000	397,000	8
Lines of credit from related parties	18,748,000	17,262,000	1,486,000	9
Total current liabilities	$30,357,000	28,398,000	1,959,000	7

The increase in interest payable of $397,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payable occurred as part of operations.

The increase in the lines of credit payable of approximately $1,486,000 is attributable to borrowings of:

-	$520,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
-	$1,016,000 of unpaid interest incurred on the principal of the borrowed amounts, less $50,000 applied as consideration to exercise options to acquire shares of common stock.

Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash Flows used in Operating Activities	$(523,000)	$(487,000)
Cash Flows provided by Financing Activities	520,000	488,000
Net Change in Cash During Period	$(3,000)	$1,000

Cash Balances

As of September 30, 2019, the Company’s cash balance was $596 compared to $3,378 as of December 31, 2018.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2019 was $523,000 in comparison with $487,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Product development consulting and expenses	$194,000	$165,000
Management and employees’ compensation	183,000	184,000
Professional fees and related accounts payable	94,000	70,000
Travel and trade shows	34,000	34,000
Other	18,000	34,000
Cash used in Operations	$523,000	$487,000

The majority of the expenditures were to repay overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine months ended September 30, 2019 was $520,000 in comparison with $488,000 sourced during the same period last year. The funds sourced from lines of credit provided by the Chairman of the Board. The financing received in 2019 and 2018 was used to fund the operating and product development activities of the Company and repaid certain accounts payable.

Short- and Long-Term Liquidity

As of September 30, 2019, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,090,000	$1,090,000	$—	$—	$—
Lines of credit	18,748,000	18,748,000	—	—	—
Promissory notes to related parties	2,892,000	2,892,000	—	—	—
Promissory notes to arm’s length parties	2,394,000	2,394,000	—	—	—
Interest payable	5,233,000	5,233,000	—	—	—
	$30,357,000	$30,357,000	$—	$—	$—

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

There were no other changes from the period beginning July 1, 2019 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2019, the Company had promissory notes payable and related interest payable, totalling $10,519,000 in default.

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
34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2019.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

