Form 10-K
period 2019-12-31
ALR TECHNOLOGIES INC.
filed 2020-03-27
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.04 as at June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at March 27, 2020, 270,777,909 shares of the registrant’s common stock were outstanding.

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

In 2011, the Company located its headquarters at 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received FDA clearance and achieved HIPAA compliance for its Diabetes Management System. With these key achievements and successful clinical trials completed, the Company began implementing its commercialization strategy which included a pilot program with patients in Kansas in 2014. The Company obtained significant findings from this pilot program which led to the development of its Insulin Dosage Adjustment, for which it received FDA clearance in 2017, and Predictive A1c, for which it has submitted for worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization. The Company is actively seeking to commence revenue generating activities.

Products

ALRT has developed its Diabetes Solution product by utilizing internet-based technologies to facilitate the health care provider’s ability to monitor their diabetes patients’ health and ensure adherence to health maintenance activities.

The ALRT Diabetes Solution is a remote monitoring and care facilitation platform that allows patients to upload the blood glucose data from their meters of a weekly basis. The ALRT System processes and converts each data set to a Predictive A1C value and shares it with the patient’s physician. The System provides the physician with therapy advancement suggestions based on current clinical practice guidelines. Patients receive therapy assessments and adjustments in much shorter cycles, keeping A1Cs at target, mitigating diabetes complications and lowering costs of care.

ALRT previously conducted a clinical trial utilizing manual blood glucose data analysis and follow-up care. The trial demonstrated that remote diabetes care is associated with significant lowering of A1C levels. The study concluded that continuing intervention using an internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (IBGMS) was associated with comparable reductions in A1C levels with that of more expensive Continuing Glucose Monitoring Systems (CGMS). The Company is planning further trials to demonstrate the added value of the predictive A1C and therapy advancement features of the ALRT System.

In the future, the Company may seek to adapt its Diabetes Solution to be used in the management of other chronic diseases. The Company may be required to obtain additional clearance from the FDA prior to commencing selling activities in the United States for other chronic health conditions.

Diabetes is a leading cause of death, serious illness and disability across North America. By the year 2030, it is expected that 1 in 10 adults, globally, will have diabetes (diagnosed and undiagnosed instances). We believe diabetes is a global pandemic.

Data from the American Diabetes Association shows 30 million Americans have diabetes and 84 million have prediabetes. That’s 1 in 3 Americans coping with the disease or serious threat of it. The total cost of diagnosed diabetes is staggering at $327 billion annually ($237 billion in direct medical costs and $90 billion in reduced productivity), putting serious drag on an already strained health care system. Taking a broader view, the global cost of diabetes was estimated at a whopping $825 billion annually in 2016.

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling health care costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that, “Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes health care team that can establish and sustain a communication network between the person with diabetes and the necessary health care and community systems”. Diabetes incidence rates, economic costs and human costs are increasing even though we know how to control the disease. The Diabetes Control and Complication Trial conducted from 1983 to 1993 outlined management as follows:

·	Testing blood glucose levels four or more times per day;
·	Injecting insulin at least three times a day or using an insulin pump;
·	Adjust insulin dose according to food intake and exercise;
·	Following a diet and exercise plan; and
·	Monthly visits to health care team.

We believe there are five causes for diabetes to not be controlled:

1.	Patient non-adherence;
2.	Unreliable data;
3.	Data overload;
4.	Clinical inertia; and
5.	Insulin under prescription.

As noted in Patrick Connole, “UnitedHealth care, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013 Volume 23 Issue 5, 80% of United States patients with diabetes do not follow their prescribed care plan. Central to conventional diabetes care is patient self-management.

Unreliable Data

As noted in Gonder-Frederick, L.A., et al, “Self Measurement of Blood Glucose: Accuracy of Self-Reporting Data and Adherence to Recommended Regimen” Diabetes Care, Volume 11, no. 7, July 1988, 77% of patient data contain errors.

Data Overload

Health care professionals (the “HCPs”) face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing. The amount of patient data for clinicians to analyze is too vast and significant during 15-minute clinical appointments and the information they have is unreliable.

Clinical Inertia

As noted in Khunti, K., et al, “Clinical Inertia in People with Type 2 Diabetes: A Retrospective Cohort Study of More than 80,000 People.” Diabetes Care, Volume 36, no. 11, July 2013, across over 80,000 patients, when A1C goals were not met, therapy intensification was late across every measure. It took on average 19 months to escalate patients with an average A1C of 8.7% from single medication to dual therapy and 82 months to escalate patients with an average A1c of 8.8% from dual medication to triple therapy. Furthermore, they found that it took approximately 20 years to advance patients with an average A1C of over 9% to insulin. At the end of the study, less than 50% of the patients had their treatment intensified.

Furthermore, in Treatment intensification for patients with type 2 diabetes and poor glycaemic control by Fu and Sheenan, it was noted that out of 11,525 patients investigated with an A1C greater than 8% patients received intensification as follows:

·         37% within 6 months;

·         11% within 6-12 months; and

·         52% never.

Failure to respond to higher than targeted A1C with treatment intensification puts patients with escalated A1C at risk for complications and diabetes-associated co-morbidities.

Insulin Under Prescription

Insulin dosing is complex requiring review of large amounts of data, which takes significant amounts of time. We believe HCPs routinely under prescribe insulin to ensure they avoid insulin dosage adjustments, which could result in hypoglycemia for their patients.

Cleveland Clinic Study

A team at Cleveland Clinic examined historical electronic medical record data of more than 7,300 patients with type 2 diabetes and concluded that there is a pervasiveness of clinical inertia for the management of type 2 diabetes in real-world clinical practice settings.

The selected patients had an A1C value of ≥ 7% on a stable regimen of two oral anti-diabetic agents for at least 6 months (from 2005 to 2016). The median time to treatment intensification after A1C was above target was longer than one year. For patients with an A1c of ≥ 9%, therapy was not intensified in 44% of patients.

According to lead study author Dr. Kevin Pantalone of Cleveland Clinic’s Endocrinology & Metabolism Institute, “Short of a patient reporting non-adherence to their existing regimen of diabetes therapies, it is hard to imagine a reason why treatment intensification was not observed more frequently, when indicated, particularly in patients with an A1C ≥ 9%. In general, if intensification does not occur, the A1c can be expected to stay the same or get worse, it is not magically going to get better”. (emphasis added)

ALRT Diabetes System for Diabetes Monitoring

ALR has created the Diabetes Solution to address the diabetes marketplace globally. The Company’s Diabetes Solution consists of hardware, software and diabetes test supplies. We designed the Diabetes Solution to be focused on the HCP and is agnostic and proactive. Our software operates on iOS, Android, Windows and MacOS systems. Enrollment into the ALRT Diabetes Solution will include a branded glucose meter, diabetes test strips, lancets and a carrying case. Our technology collects all the blood glucose data from the glucose meters, uploads it to a secure account and ships diabetes test strips as required. The patient data is aggregated to a Predictive A1C value for a comprehensive view of the treatment plan and patient adherence to the plan, with the data available (and messaged) to authorized people.

The ALRT Diabetes Management Solution addresses the five causes for not controlling diabetes with:

·	Active patient monitoring;
·	Direct meter uploads;
·	Machine intelligent data processing;
·	Predictive A1C; and
·	Insulin dosage adjustment.

Active Patient Monitoring

Industry data indicates that 50% or more of people on medications do not take them as prescribed, and that this non-compliance contributes to 10% of hospitalizations and billions of dollars spent annually in excessive and preventable health care costs. Reminding a person to take an action is the first step in our system; monitoring their actions and their data is the second, and intervention when needed is the important follow-up.

The ALRT system monitors patient uploads and the underlying data providing more timely access to patient blood glucose data. Our system initiates interventions by notifying the HCP of out of range results, or failure to upload data in accordance with the requirements of the care plan. The ALRT system does not rely upon the patient for uploading data. The ALRT Diabetes Solution provides the notifications and audit trail needed for achieving best practice results. Its performance tracking allows care teams to identify areas in treatment plans that require change of improvement.

Direct Meter Uploads

Data is uploaded via Bluetooth directly from the glucometer into the ALRT application. This ensures that the data is accurate and reliable based on the results of testing.

ALRT Diabetes System (continued)

Machine Intelligent Data Processing

Our machine intelligence processes large amounts of data, notifies relevant stakeholders and flags patients for review making collaboration real time. Across segments and populations, this also provides significant data points on use of diabetes test strips and insulin, which may be significant for businesses in those industries.

Predicative A1C

Predictive A1C is a patent-pending unique feature for monitoring the effectiveness of care plans. This technology utilizes data diagnostics to compare targeted A1C with indicated results. Weekly patient blood glucose data is evaluated, and HCPs are notified as needed for care plan review when blood glucose values exceed parameters set by the HCPs. Our platform provides HCPs with patient prioritization reports and alerts based on the Predictive A1C measures and other related diagnostics. Predictive A1C was designed to assist HCPs in addressing clinical inertia in diabetes care.

Insulin Dose Adjustment

Insulin Dose Adjustment is an FDA-cleared feature that makes optimal insulin adjustment suggestions to HCPs based on dosing guidelines from organizations like American Diabetes Association. This ensures that HCPs are making timely insulin dosage assessments based on the blood testing results uploaded. ALRT’s next phase of technology advancement will produce an algorithm for advancing non-insulin diabetes therapies according to clinical practice guidelines.

Background

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

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using Health-e-Connect System as an Internet Based Blood Glucose Monitoring System (IBGMS) to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction”.

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

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association clinics to deploy its Diabetes Management System. Data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1c levels. Furthermore, the data indicated that patients that left the pilot program had increases in A1c subsequent.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The Company utilized the publicly available algorithm of the AACE and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the health care provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the health care provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed HCPs to keep their patients at the optimal dose for longer periods. On September 18, 2017, the Company received clearance from the FDA for its Insulin Dosage Adjustment feature within the Company’s Diabetes Management System.

On June 20, 2017, the Company’s Chief Executive Officer filed a worldwide patent application under the Patent Cooperation Treaty to the World Intellectual Property Office for Predictive A1c feature. The Company holds the rights to use the Predictive A1c feature. During the 2019 year, the Company and the Chairman have entered into the National Phase for the applications by applying to target member countries.

During 2019, the Company added automated patient management to the Diabetes Management Solution. The Company is also seeking to have a private label glucometer, diabetes test strips, lancets and carrying cases produced as part of the Diabetes Management Solution. The Company is in talks with a manufacturer that has global operations.

During 2019, the Company initiated support for continuous glucose monitoring (CGM) systems with the ALRT Diabetes Management Solution. CGM has become the standard of care for patients with type 1 diabetes and is quickly gaining favor with type 2 diabetes patients who use insulin.

Reimbursement for Health Professionals

The Company continues to work to obtain confirmation that the Diabetes Management System will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough, as physicians will be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing its efforts on introducing and marketing its Diabetes Management Solution for medical clinics, hospitals and HCPs to provide direct care to patients and be reimbursed by the patients’ health benefit plans, as well as to employers due to the significant return on investment they can achieve by keeping employees/plan members healthy.

The Company is first targeting customers located in the United States because of the large market potential, but will also seek to obtain regulatory clearance and establish selling operations/agreements for sales and distribution in Canada, Europe, Australia, Singapore, and selected countries in Asia and South America.

Other Products

The Company does not have any other products outside of the Diabetes Management Solution.

Manufacturers

The Company does not have any designated manufacturers at this time. The Company is in discussions with an international manufacturer of glucometers, diabetes test supplies and lancets for ALRT branded offerings.

Selling Activities

The Company is actively seeking alliances with health care organizations, pharmaceutical companies, insulin providers and other health care companies that can act as catalysts to effect positive change for containing health care costs and improving health outcomes. We will work with these types of organizations to introduce the ALRT Diabetes Management System to their network and seek to start significant pilot projects that will lead to revenue-generating arrangements.

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

The Company’s Chairman and Chief Executive Officer has the following patent applications under the PCT:

·	PCT/CA2017/050753 dated June 27, 2017. Title is “method and system for monitoring a diabetes treatment plan”.

This patent application has been submitted to Canada, the United States of America, Europe, Singapore and Australia. The Company holds an exclusive license to the patent applications.

Competition

The Company competes with other corporations that produce diabetes compliance devices, monitoring systems and wellness applications, many of whom have greater financial, marketing and other resources than we do. A few companies currently offer compliance monitoring systems, but either a) at much higher prices, b) have fewer benefits than our system, or c) they do not have FDA clearance. The Company’s competition includes, but is not limited to, Livongo, Glooko, WellDoc, Medtronics, iGlucose and Microsoft HealthVault.

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Diabetes Management System does with the potential cost efficiencies. We believe that while some of the competitors address the issues of unreliable data and patient non-adherence, none of the competition address data overload, clinical inertia or insulin under prescription from our perspective.

Employees and Independent Contractors

The Company has one employee and 17 personnel under independent contractor and consulting arrangements. The consultants of the Company have contracts that outline their roles and responsibilities as independent contractor, as well as outline the confidentiality requirements for all matters pertaining to the Company.

Recent Developments

On February 4, 2019, the Company granted a consultant the option to acquire of total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. On July 15, 2019, the same consultant was granted the option to acquire an additional 7,500,000 shares of common stock of the Company at a price of $0.035 per share until February 3, 2024.

On March 15, 2019, the Company granted the option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director.

On April 12, 2019, the Company modified the option to acquire an aggregate 564,350,200 shares of common stock of the Company to extend the maturity date to April 12, 2024. The option to acquire 564,350,200 shares of common stock was held by 13 individuals, including 560,000,200 held by the Chairman and Chief Executive Officer (or the “Chairman” or “Chief Executive Officer”) and 2,000,000 held by three non-executive directors. The exercise price of the options, ranging from $0.002 to $0.03 per share, was not impacted by the modification. As a result of the modification, the Company recognized stock-based compensation of $1,150,060 for the incremental fair value associated with the extension of the maturity date of the options.

On May 6, 2019, the Company granted the option to acquire an aggregate 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three non-executive directors of the Company.

On May 17, 2019, the Company granted the option to acquire an aggregate 27,900,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to 13 optionees as follows:

Number of Optionees	Position	Option to acquire common stock
One (1)	Non-executive member of the Board of Directors	1,000,000
Seven (7)	Software Development Team member	19,700,000
One (1)	Manager, Procurement and Quality Assurance	3,000,000
Four (4)	Clinical Team member	4,200,000

On June 12, 2019, the Company granted the option to acquire an aggregate 40,000,000 shares of common stock of the Company at a price of $0.05 per share until May 15, 2024 to three sales agents (the “US Sales Team”). The option to acquire 40,000,000 shares of common stock will vest when the US Sales Team sign up a total of 20,000 ALRT Diabetes Management Solution customers in the United States prior to May 30, 2020 (the “Sales Target”). To date, no options granted to these sales agents have vested.

On May 31, 2019, the Company granted the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of 1 year to a consultant of the Company. The option to acquire 10,000,000 will vest upon achievement of performance milestones related to co-marketing relationships. To date, no options granted to this consultant have vested.

On June 17, 2019, the Company’s Board of Directors approved the grant of options to acquire 15,000,000 shares of common stock of the Company for a term of five years, of which 10,000,000 were issued on this date, as follows:

Number of Optionees	Position	Option to acquire common stock	Exercise Price
Two (2)	Sales Agent	10,000,000	$0.050
One (1)	Advisor	5,000,000	$0.035

The 5,000,000 options approved for grant to an advisor were granted. Each sales agent was approved for the grant of 5,000,000 options subject to vesting conditions. The options are to vest when each sales agent signs up 20,000 Diabetes Management Solution customers in the United States prior to August 31, 2020 (the “Sales Target”). The Company reallocated the options allocated to one sales agent to support sales agent recruitment efforts. To date, 8,500,000 of the 10,000,000 option shares have been granted to sales agents vested (refer to August 16, 2019 and September 6, 2019 option issuances). To date, no options granted to these sales agents have vested.

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

On June 24, 2019, the Company modified the terms of the options granted on January 31, 2018 to acquire 24,000,000 shares of common stock at a price of $0.015 for a term of five years that were subject to vest based on the achievement of certain performance milestones as follows:

·	the option to acquire 4,000,000 shares of common stock was cancelled; and
·	the vesting conditions were amended to broaden the eligible performance vesting conditions.

On July 15, 2019, the Company’s Board of Directors approved the grant of options to acquire 20,000,000 shares of common stock. Of the options approved for grant:

·	the option to acquire 10,000,000 shares of common stock, with 5,000,000 options each to be granted to two prospective sales agents of the Company, which will be exercisable at a price of $0.04 per share and will vest subject to the performance as follows:
o	each agent enrolling a total of 20,000 ALRT Diabetes Management Solution customers in certain countries located in Asia; or
o	such other activities that would provide similar business impact at the sole discretion of the Board of Directors of the Company; and
·	the option to acquire 10,000,000 shares of common stock:
o	is allocated towards the formation of a Latin American sales team;
o	will be granted upon the recruitment of sales personnel in Latin America; and
o	will have performance vesting conditions to be determined by the Company’s Board of Directors at grant.

Although the Board of Directors have approved the 20,000,000 options referenced above, as the Company is still working on developing its Latin American and Asia sales teams, these options have not yet been granted.

On August 16, 2019, the Company granted the option to acquire 2,500,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to a sales agent. The option to acquire 2,500,000 shares will vest when the sales agent signs up 20,000 Diabetes Management Solution customers in the United States prior to May 31, 2020 (the “Sales Target”). To date, no options granted to the sales agent have vested.

On September 6, 2019, the Company granted the option to acquire 1,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to a sales agent. The option to acquire 1,000,000 shares will vest when the sales agent signs up 20,000 Diabetes Management Solution customers in the United States prior to August 31, 2020 (the “Sales Target”). To date, no options granted to the sales agent have vested.

On September 17, 2019, the Company granted the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to a consultant.

On October 3, 2019, the Company granted the option to acquire an aggregate 3,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to two consultants.

On October 24, 2019, the Company granted the option to acquire an aggregate 2,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to two consultants.

On December 11, 2019, the Company granted one creditor the option to acquire 120,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years in connection with receiving additional line of credit financing. The creditor is the Chief Executive Officer of the Company.

On February 14, 2020, the Company entered into a debt settlement agreement with a non-related party whereby the parties agreed to settle $80,000, consisting of $60,000 accounts payable and $20,000 for the provision of services under a Services Agreement dated January 1, 2020, with the issuance of 2,000,000 restricted shares of common stock of the Company. The restricted shares of common stock were issued on March 11, 2020.

Additional Financing

On September 25, 2017, the Company announced that it had authorized a private placement up to $5,000,000 for the issuance of convertible debentures that are convertible into shares of common stock of the Company at a price of $0.05 per share (the “Note”).

On June 13, 2018, the Chairman of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8% per annum and will be repayable in four equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000 (the “Amended Financing”). The Amended Financing will continue to be convertible into shares of common stock of the Company at $0.05 per share. On December 11, 2019, the parties agreed to increase the proposed Financing from $8,500,000 to $10,300,000.

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

Accounts payable and accrued liabilities as of December 31, 2019 include $180,666 (December 31, 2018 - $180,666) of amounts owing to a former supplier, which the Company has previously disputed and has refused to provide payment. The amount payable stems from services provided during 2004. The vendor has not sought any actions to collect the amounts and management does not expect to ever pay this amount. Management asserts that the Company has no obligation to the vendor, as the vendor did not perform the work sought as expected and the Company never took possession of the end product. The outcome of this matter cannot be determined at this time. Any additional liability realized, if any, will be recognized once the amount is determinable. Any gain on settlement of the account payable will be recorded in the period that an agreement with the supplier is reached and the amount becomes determinable.

Included in notes payable and accrued interest payable, are the following recognized liabilities, which have involved legal proceedings:

1)        Mr. H. Gordon Niblock

During 2009, the following judgment was rendered: Niblock Financial Systems, Inc. et al v. ALR Technologies Inc. Forsyth County, North Carolina file number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of H. Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

As part of the Settlement Agreement, Mr. Stan Cruitt, a Director of the Company at the time assigned unsecured advances payable by the Company totaling $425,000 with no stated terms of interest or repayment to the plaintiffs. As part of the Settlement Agreement, the Company agreed to the following repayment terms:

·	$300,000 repayable at a rate of $25,000 per month evidenced by a promissory note; and
·	$125,000 repayable in whole by January 15, 2011.

The plaintiffs (Niblock Financial Systems, Inc. et al) filed a motion of default against the Company (ALR Technologies Inc.) in the Superior Court of Forsyth County, North Carolina (case number 10-CVS-685) for failure to meet the repayment terms of the $300,000 promissory note. On October 26, 2010, case number 10-CVS-685 was heard and the court found in favor of the plaintiff, meaning the Company was ordered to repay in full principal of $300,000 along with $11,000 of accrued interest from the original settlement date, being September 30, 2009. During the 2017 fiscal year, the Company determined it would be appropriate to accrue interest of 8% on the principal outstanding from the judgment date onward. Previously, the Company had recorded imputed interest on the amount, as there was no legal requirement for the Company to pay interest on the principal. As a result, during the 2017 fiscal year, the Company reversed the imputed interest, recorded the accrued interest and recorded the difference as a recovery of expense.

On December 18, 2013, the Company was served with a civil summons from H. Gordon Niblock in respect of a complaint for breach of agreement to repay the promissory note of $125,000 due by January 15, 2011, plus interest at the legal rate of 8% per annum from the date of maturity of the note until the amount is repaid plus reasonable attorney fees of the proceedings. On February 5, 2014, case number 13-CVS-7736 for the plaintiff’s motion for entry of default and default judgment was heard in the Superior Court Division of Forsyth Country, North Carolina. The court found in favor of the plaintiff, ruling that the Company was in default of its agreement with the plaintiff and that the plaintiff is eligible to seek affirmative relief against the defendant.

ITEM 3.	LEGAL PROCEEDINGS (continued).

1)        Mr. H. Gordon Niblock (continued)

The Company has not made any repayments under the terms of the settlement agreement for either the loans (and accrued interest) totaling $747,000 or any costs of the judgment reached against the Company.

2)        Ms. Irene Ho

The Company owes a promissory note to Ms. Irene Ho that was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $582,000.

3)        Mr. Stan Link

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $82,000.

On March 27, 2017 the United States District Court granted the motion to dismiss a complaint filed by MyHealth, Inc. against the Company in case number 2:16-CV-00535-RWS. The court ordered, adjudged and decreed that My Health, Inc.’s complaints against ALR Technologies Inc. were dismissed with prejudice. MyHealth, Inc. originally filed a motion of appeal, which subsequently MyHealth, Inc. dismissed. On May 19, 2016, MyHealth, Inc filed a complaint against the Company that it engaged in willful and knowing patent infringement against MyHealth, Inc.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (“FINRA”) under the symbol “ALRT”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:

Quarter Ended	High Bid [1]	Low Bid [1]

December 31, 2019	0.04	0.02
September 30, 2019	0.05	0.04
June 30, 2019	0.04	0.04
March 31, 2019	0.05	0.03
December 31, 2018	0.06	0.03
September 30, 2018	0.07	0.04
June 30, 2018	0.05	0.03
March 31, 2018	0.07	0.03

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2019, there were 268,777,909 common shares of the Company issued and outstanding.

As at December 31, 2019, there were 134 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

No cash dividends have been declared by the Company nor are any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs, and it is anticipated that all available cash will be needed for working capital.

Securities Authorized from Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans, and accordingly, the Company does not have any securities authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

There were no issuances of securities that were not under a registration statement during the year ended December 31, 2019 and the subsequent period to the date of this Form 10K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s business is focused on enhancement of adherence to disease and health care management programs through monitoring, reminders and improved communications. The Company’s primary business markets are the providers of health insurance and the providers of disease and case management services, including the home care industry.

The largest potential for sustainable long-term growth and value generation lies with the market segments that have the most influence on the end-user and the most to gain from improved health care results. These market segments are the health insurance providers, and the medical clinics and physicians who provide the care for people with chronic disease. Our focus is on penetrating the full cycle of health care services, including medical clinics, hospitals and health plans with diabetics being the initial patient targets.

Revenue

The Company did not generate any revenue in 2019 or 2018. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Management System, a blood glucose management platform that combines patient monitoring, patient adherence, care team communications, automated patient management and insulin dosage suggestions.

In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. In 2012, the Company obtained HIPAA clearance for its Diabetes Management System. The Company since demonstrated that the average patient’s A1c was reduced by 1.2% over six months in both a clinical trial and a pilot program. Subsequently, the Company developed and obtained FDA clearance for Insulin Dose Adjustment and developed and is patent pending for its proprietary Predictive A1c innovation. The Company is ready to launch the Diabetes Management System commercially and is seeking a suitable opportunity.

Product Development

During the 2019 fiscal year, the majority of the Company’s product development efforts were expended to:

·	Further development of its Diabetes Management System;
·	Prepare for additional functionality to enhance care facilitation activity;
·	Increase compatibility and usability of the Diabetes Management System;
·	Initiate development of its Diabetes Management System for compatibility with continuous glucose monitoring technologies;
·	Implement advances as a result of user feedback; and
·	Other general advances of the Diabetes Management System.

With the completion of the Diabetes Management System, the Company is currently focusing its efforts on the commercial launch plans of the product and conducting research activities for future attributes and applications for the Diabetes Management System.

Product development and research costs were $1,625,000 in 2019 and $409,000 in 2018. Included in product development costs were stock-based compensation costs of $1,243,000 in 2019 and $186,000 in 2018.

Operating Capital

The Company has no revenues and has not generated any revenues since creating its Diabetes Management System. The Company is funding operations through the line of credit financing it has available. The majority of the Company’s expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and, from time to time, the grant of stock options in exchange for either 1) deferred payment, 2) agreements of note extensions, and 3) increased borrowing limits provided. All stock options granted related to the debts of the Company have been recorded at their fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable. Where the debt of the Company is a line of credit arrangement with no fixed terms of repayment, the stock option expense is fully recognized at the time of grant.

There is no certainty of the timing or amount of cash flows from sales, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the Company’s debts. The Company has limited resources and is seeking to penetrate markets with indirect competition with much greater resources. The Company is seeking to displace generally accepted processes for diabetes management, which means it is directly entering into an unestablished market. Management is evaluating alternatives to penetrate both existing and new marketplaces in order to generate cash flows. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility, but due to the current acceptance levels of the Diabetes Management System, there is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long-term success. For these reasons the Company is seeking additional financing.

The Company has operating lines of credit with a borrowing limit of $12,300,000. As at December 31, 2019, the Company had borrowing available of approximately $543,000 on its line of credit. The Company does not have any other facilities readily available at this time and has continued to receive funding under the terms of the existing line of credit that has reached the borrowing limit from the Chief Executive Officer. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its Diabetes Management System to support its cost of operations, overhead and repay its obligations.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company will require additional financing in the future for which there is no guarantee it will receive. Furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2019 were $31,100,000. A total of approximately $25,200,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Diabetes Management System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2018 and 2019 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through the sale of Diabetes Management subscriptions.

If management is not successful in its plans, the Company may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2019, the Company’s sole officer, Mr. Sidney Chan, earned $15,800 per month, which was recorded as an increase to the borrowings on the lines of credit provided by Mr. Chan to the Company. Mr. Chan’s compensation was the same for the 2018 fiscal year. Mr. Chan was granted the option to acquire 120,000,000 shares of common stock in connection with increasing the borrowing limit on the Company’s line of credit by $1,800,000.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as director of the Company. Those directors that hold a position as officer or consultant of the Company earn fees for those services provided. During 2019, the Company granted incentive options to its directors as follows:

·	Mr. Ken Robulak was granted the option to acquire 6,650,000 shares of common stock of the Company at a price of $0.035 per share for five years;
·	Dr. Alfonso Salas was granted the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for five years; and
·	Mr. Ronald Cheng and Mr. Peter Stafford were each granted the option to acquire 4,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

The Company did not grant any incentive options to its directors during 2018.

Capital Structure

As of the date of this Form 10K:

Authorized Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

Issued Common Stock

270,777,909 shares of common stock are issued and outstanding.

Authorized Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued Preferred Stock

No shares of preferred stock have been issued.

Stock Options

Options to acquire 5,236,401,500 shares of common stock are outstanding.

Results of Operations

Year ended December 31, 2019 compared to Year ended December 31, 2018

			Amount ($)	Percentage (%)
	2019	2018	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
Selling, general and administrative	$1,596,000	$1,324,000	272,000	21
Product development	1,625,000	409,000	1,216,000	297
Professional fees	523,000	451,000	72,000	16
	3,744,000	2,184,000	1,560,000	71

Other items
Interest expense	5,261,000	1,939,000	3,322,000	171
Net Loss	$(9,005,000)	$(4,123,000)	(4,882,000)	118

The net loss for the Company’s years ended December 31, 2019 and 2018 was significantly impacted by the grant of options to obtain additional debt financing as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Options Granted as Consideration	254,050,000	52,500,000
Value of Options Granted as Consideration	6,125,000	$1,581,000
Percentage of Net Loss	68%	38%

The net loss for the year ended December 31, 2019 was 118% ($4,882,000) higher than the net loss at December 31, 2018 as a result of the grant of options with an incremental fair value of $4,544,000 during 2019 as compared to the prior year. The incremental fair value from the grant of the options in 2019 accounted for 93% of the total change in net loss as compared to 2018. Aside from the stock-based compensation included within operating expenses, the Company had an increase in operating loss of $260,000, which was primarily a result of increased fees for professionals, development personnel and management personnel.

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

During the year, the Company had a significant increase in the selling, general and administrative expenses, primarily driven by an increase in stock-based compensation. The components of general and administrative expense and the changes therein can be seen as follows:

			Amount ($)
Selling, General and Administrative:	2019	2018	Increase /
			(Decrease)

Management salaries and consulting fees	$261,000	$241,000	20,000
Stock-based compensation	1,245,000	994,000	251,000
Travel and trade shows	41,000	43,000	(2,000)
Rent of corporate office	1,000	1,000	-
Website and information technology	18,000	15,000	3,000
Other general and administrative costs	30,000	30,000	-
Total	$1,596,000	$1,324,000	272,000

Results of Operations (continued)

The increase in stock-based compensation accounted for 92% of the increase of general and administrative expenses in the current year as compared to the prior year. During the current year, the Company granted 31 directors, consultants, sales agents and advisors the option to purchase 134,050,000 shares of common stock in exchange for their services, of which 73,050,000 vested during the year. We anticipate that cash-based operating expenses for 2020 will be similar to the amounts in 2019, before any new endeavors or projects. Aside from the change of general and administrative expenses related to stock-based compensation, which is non-cash-based, general and administrative costs incurred during 2019 increased by $21,000 during the 2018 fiscal year.

Product Development

Product development costs consists of a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. Product development costs of the Company were consistent with the prior year with changes of the components as follows:

			Amount ($)
Product Development:	2019	2018	Increase /
			(Decrease)

Personnel consulting fees	$367,000	$212,000	155,000
Stock-based compensation	1,244,000	186,000	1,058,000
Purchases and other amounts	14,000	11,000	3,000
Total	$1,625,000	$409,000	1,216,000

For the 2019 fiscal year, the Company was anticipating similar or slightly reduced product development expenses as compared to 2018, before any changes from stock-based compensation expense. Development costs excluding stock-based compensation increased by $158,000 during the 2019 fiscal year as compared to the 2018 fiscal year. The Company had an increase in development consulting fees incurred as compared to the prior year as a result of increased services provided by certain consultants during the year.

Interest Expense

During the year, the Company incurred an increase in interest expense as compared to the prior year as a result of a higher interest-bearing debt load as compared to the prior year. Interest expense was incurred from the following sources for the years ended December 31, 2019 and 2018:

			Amount ($) Increase / (Decrease)
Interest Expense:	2019	2018

Interest expense incurred on promissory notes	$529,000	$529,000	-
Interest expense incurred on lines of credit	1,366,000	1,288,000	78,000
Imputed interest on zero interest loans	122,000	122,000	-
Stock options granted for promissory notes	3,244,000	-	3,244,000
Total	$5,261,000	$1,939,000	3,322,000

Interest on Promissory Notes

There were no repayments, issuances or changes to balances in any of the promissory notes from December 31, 2018 to December 31, 2019.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of Credit:	As at Dec 31	As at Dec 31	Amount ($) Increase
	2019	2018

Line of credit provided by Sidney Chan	$9,757,000	$9,024,000	733,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$11,757,000	$11,024,000	733,000

The Company incurred interest expense on the lines of credit as follows:

Interest Expense on Line of Credit:	Year Ended Dec 31	Year Ended Dec 31	Amount ($)
	2019	2018	Increase

Interest expense incurred on line of credit from Sidney Chan during the year	$1,126,000	$1,048,000	78,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$1,366,000	$1,288,000	78,000

During the 2019 fiscal year, the Company borrowed an additional $733,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance). In addition to incurring interest for a full year on the amounts borrowed to the end of the 2018 fiscal year, this borrowing during 2019 resulted in significantly higher interest incurred on the lines of credit for the year ended December 31, 2019. During 2019, the Company anticipated financing its operations through line of credit borrowing facilities, which, as a result, its interest expense related to the line of credit facilities further increased.

Results of Operations (continued)

Interest Expense (continued)

Imputed Interest

During the 2019 and 2018 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item additional paid-in capital. The Company’s zero interest instruments were as follows as at December 31, 2019 and 2018:

			Amount ($) Decrease
Zero Interest Instruments:	2019	2018

Accounts payable (older than one year)	$760,000	$760,000	-
Promissory notes to unrelated parties	271,000	271,000	-
Total	$1,031,000	$1,031,000	-	-

The Company incurred imputed interest as follows:

			Amount ($) Increase / (Decrease)
Imputed Interest Expense:	2019	2018

Accounts payable (older than one year)	$90,000	$90,000	-
Promissory notes to unrelated parties	32,000	32,000	-
Total	$122,000	$122,000	-

Moving forward, we anticipate the expense to be consistent with the current year until such time as the Company has sufficient funds available to repay these old accounts payable and zero interest promissory notes.

Results of Operations (continued)

Professional Fees

Professional fees expense consists of consulting and advisory fees of certain professionals retained, audit fees, legal fees and stock-based compensation for options granted to professionals. By component of professional fees, the variance can be seen as follows:

			Amount ($)
Professional Fees:	2019	2018	Increase /
			(Decrease)

Legal fees	$35,000	$7,000	38,000
Professional advisors retained	53,000	25,000	28,000
Corporate auditor	43,000	18,000	25,000
Stock-based compensation	392,000	401,000	(9,000)
Total	$523,000	$451,000	82,000

The increase in professional fees for the 2019 fiscal year as compared to the prior year can be attributed to the Company granting stock-based compensation to its service providers as opposed to cash-based compensation. The Company increased its cash-based professional fees by $80,000 from the prior year as a result of increased business activity in the current year, filing of patent applications and increased corporate legal costs.

We had anticipated cash-based professional fees to increase for the 2019 fiscal year as compared to the 2018 fiscal year, as in the prior year we benefited from the timing of certain professional engagements, which had limited expense in the 2018 fiscal year. For 2020, we expect the cash-based professional fees to be consistent with the 2019 fiscal year; however, this could vary significantly if business milestones are reached.

Liquidity and Capital Resources

Cash Balances

The Company’s cash balance was $1,838 at December 31, 2019 and $3,378 at December 31, 2018.

Short- and Long-Term Liquidity

Working Capital	As At December 31, 2019	As At December 31, 2018	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$2,000	$3,000	(1,000)	(33)
Current Liabilities	31,090,000	28,398,000	2,692,000	9
Working Deficiency	$(31,088,000)	$(28,395,000)	(2,693,000)	(9)

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. The Company has $543,000 remaining to borrow on its line of credit facility and will require additional funding for the 2020 fiscal year based on its operating requirements. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue-generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Liabilities

The Company has current liabilities of $31,090,000 as at December 31, 2019 as compared to $28,398,000 as at December 31, 2018. Current liabilities were as follows:

	December 31, 2019	December 31, 2018	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,128,000	$1,014,000	114,000	10
Interest payable	5,365,000	4,836,000	529,000	10
Lines of credit	19,311,000	17,262,000	2,049,000	11
Promissory notes to related parties	3,032,000	2,892,000	140,000	5
Promissory notes to arm’s length parties	2,254,000	2,394,000	(140,000)	(6)
Total current liabilities	$31,090,000	$28,398,000	2,701,000	9

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the trade payables and accrued liabilities of the Company. Accounts payable totaling approximately $760,000 and accrued liabilities totaling $181,000 are older than one year old with the majority of these being more than ten years old.

Interest Payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2019 to December 31, 2018 is equal to the interest expense incurred on both categories of promissory notes during the 2019 fiscal year.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month). The change in the current year relates to the assignment of an amount of $140,000 from an arm’s length creditor to a related party creditor.

Current Liabilities (continued)

Lines of Credit

As of December 31, 2019, the Company has borrowed total principal of $11,757,000 (2018 - $11,024,000). During the December 31, 2019 year, the Company incurred interest expense of $1,366,000 (2018 - $1,288,000).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) in March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2019, the Company has borrowed $2,000,000 (2018 - $2,000,000) and has accrued interest outstanding of $1,976,000 (2018 - $1,736,000). During the 2019 fiscal year, the Company borrowed $nil (2018 - $nil) and incurred interest of $240,000 (2018 - $240,000).

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Mr. Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000 and on December 11, 2019, increased further to $10,3000,000. As of December 31, 2019, the Company has borrowed $9,757,000 (2018 - $9,024,000) and has accrued interest outstanding of $5,577,000 (2018 - $4,501,000). During 2019, the Company borrowed $733,000 (2018 - $626,000) and incurred interest of $1,126,000 (2018 - $1,048,000). During the year, $50,000 of accrued interest was applied as settlement for the conversion of options to shares. In the prior year, the Company had exceeded the borrowing limit on this line of credit, but had continued to receive funding under the same terms.

Short- and Long-Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2019 - $9,005,000; 2018 - $4,122,000), is currently unable to self-finance its operations, has a working capital deficit of $31,088,000 (2018 - $28,395,000), an accumulated deficit of $87,655,000 (2018 - $78,650,000), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations, and no assurance the Company’s current projects will be commercially viable or profitable.

All of the Company’s debt financing is past due or due on demand. The Company will seek to replace this financing with funds generated by operations, replacement debt, or from equity financings through private placements or the exercise of options. While certain of the Company’s creditors have agreed not to demand immediate payment. There is no assurance that they will continue to do so in the future. As the Company is past due or in default on its promissory notes payable and accrued interest payable, there is substantial risk of future legal action against the Company. The Company has faced consent judgments and demand notices against it for overdue promissory notes. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Short- and Long-Term Liquidity (continued)

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,128,000	$1,128,000	$-	$-	$-
Interest payable	5,365,000	5,365,000	-	-	-
Line of credit	19,311,000	19,311,000	-	-	-
Promissory notes to related parties	3,032,000	3,032,000	-	-	-
Promissory notes to arm’s length parties	2,254,000	2,254,000	-	-	-
	$31,090,000	$31,090,000	$-	$-	$-

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash Flows

Cash Flows used in Operating Activities	$(735,000)	$(626,000)
Cash Flows provided by Financing Activities	733,000	626,000
Net decrease in Cash During Period	$(2,000)	$-

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2019 totaled $735,000 as compared to $626,000 for year ended December 31, 2018. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2019	2018

Net loss	$(9,005,000)	$(4,122,000)

Stock-based compensation incurred for interest, product development, professional fees and management personnel	6,125,000	1,581,000
Non-cash imputed interest expense	122,000	122,000
Net purchases (net repayments) with balances owing in accounts payable and accrued liabilities	128,000	(24,000)
Accrued interest on lines of credit	1,366,000	1,288,000
Accrued interest from promissory notes	529,000	529,000

Cash used in operating activities	$(735,000)	$(626,000)

Cash Proceeds from Financing Activities

During the year ended December 31, 2019, the Company borrowed $733,000 (2018 - $626,000) on its operating line of credit from the Chairman of the Company. The amounts borrowed during 2018 and 2019 were in excess of the borrowing limit of the line of credit.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies that are most critical to its financial condition and results of operations and involve management’s judgment and/or evaluations of inherent uncertain factors are as follows:

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

Stock-based compensation. The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of the stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

Adopted

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which is effective for the Company for the quarter ended December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company adopted Topic 842 as of January 1, 2019 which did not result in any impact on the Company’s financial statements.

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

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALR Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ALR Technologies Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2013

Vancouver, Canada

March 27, 2020

ALR TECHNOLOGIES INC.

Balance Sheets

($ United States)

December 31, 2019 and 2018

	2019	2018

Assets
Current assets:
Cash	$1,838	$3,378
Total assets	$1,838	$3,378

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,128,081	$1,014,268
Promissory notes payable to related parties	3,031,966	2,891,966
Promissory notes payable to unrelated parties	2,254,353	2,394,353
Interest payable	5,364,997	4,836,127
Lines of credit from related parties	19,310,707	17,261,650
Total liabilities	31,090,104	28,398,364

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2018 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (2018 - Nil) were issued and outstanding	—	—
Common stock
Authorized: 10,000,000,000 shares of common stock (2018 - 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 268,777,909 shares of common stock (2018 - 242,777,909 shares of common stock).	268,777	242,777
Additional paid-in capital	56,298,702	50,012,445
Accumulated deficit	(87,655,745)	(78,650,208)
Stockholders’ deficit	(31,088,266)	(28,394,986)
Total liabilities and stockholders’ deficit	$1,838	$3,378

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Operations

($ United States)

Years Ended December 31, 2019 and 2018

	2019	2018

Operating Expenses
Product development	$1,625,075	$408,640
Professional fees	523,389	451,064
Selling, general and administrative	1,595,936	1,323,552
Operating Loss	3,744,400	2,183,256
Interest expense	5,261,137	1,938,877
Net Loss	$(9,005,537)	$(4,122,133)

Weighted average number of shares of common stock outstanding, basic and diluted	256,668,320	242,777,909

Loss per share, basic and diluted	$(0.04)	$(0.02)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2018 to December 31, 2019

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	242,777,909	$242,777	$48,308,919	$(74,528,075)	$(25,976,379)
Imputed interest	—	—	122,183	—	122,183
Stock options granted as compensation	—	—	1,581,343	—	1,581,343
Net loss for the year	—	—	—	(4,122,133)	(4,122,133)
Balance, December 31, 2018	242,777,909	242,777	50,012,445	(78,650,208)	(28,394,986)
Issuance of common stock for exercise of stock options	26,000,000	26,000	39,000	—	65,000
Imputed interest	—	—	122,488	—	122,488
Stock options granted as compensation	—	—	6,124,769	—	6,124,769
Net loss for the year	—	—	—	(9,005,537)	(9,005,537)
Balance, December 31, 2019	268,777,909	$268,777	$56,298,702	$(87,655,745)	$(31,088,266)

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Statements of Cash Flows

($ United States)

Years Ended December 31, 2019 and 2018

	2019	2018

OPERATING ACTIVITIES
Net loss	$(9,005,537)	$(4,122,133)
Stock-based compensation-product development	1,243,644	186,476
Stock-based compensation-selling, general and administrative	1,244,636	993,716
Stock-based compensation-professional fees	392,677	401,151
Stock-based compensation-interest expense	3,243,812	—
Unpaid interest expense on line of credit	1,365,967	1,287,822
Non-cash imputed interest expense	122,488	122,183
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	128,813	(23,805)
Increase in interest payable	528,870	528,871

Net cash used in operating activities	(734,630)	(625,719)

FINANCING ACTIVITIES
Proceeds from lines of credit	733,090	625,986

Net cash provided by financing activities	733,090	625,986

Change in cash	(1,540)	267
Cash, beginning of year	3,378	3,111
Cash, end of year	$1,838	$3,378

See accompanying notes to financial statements

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

1.       Basis of presentation, nature of operations and going concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. The Company has developed a compliance monitoring system that will allow for HCPs to remotely monitor patient health conditions and provide patient health management. On October 17, 2011, the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Health-e-Connect System. The Company is currently seeking pilot programs to deploy its product.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2019 - $9,005,537; 2018 - $4,122,133), is currently unable to self-finance its operations, has a working capital deficit of $31,088,266 (2018 - $28,394,986), accumulated deficit of $87,655,745 (2018 - $78,650,208), limited resources, no source of operating cash flow, and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $31,090,104 (2018 - $28,398,364) currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of the above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through line of credit facilities with available borrowing in principal amount up to $12,300,000. As of December 31, 2019, the total principal balance outstanding was $11,757,325. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. When additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2019, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

c)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the measurement of stock-based compensation, the fair value of financial instruments, and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates are reasonable; however, actual results could differ from those estimates.

d)	Loss per share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common share when the effect would be anti-dilutive.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

2.       Significant accounting policies (continued)

e)	Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income. Other comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under GAAP are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's statements of operations, net loss equals comprehensive loss.

f)	Fair value of financial instruments

The Company’s financial instruments include cash, accounts payable, promissory notes payable, interest payable and lines of credit. The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity of these instruments. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs which are supported by little or no market activity.

g)      Recently adopted and issued accounting pronouncements

i.       Adopted

In July 2017, the FASB issued Accounting Standards Update 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the ASC, to a scope exception. Those amendments do not have an accounting effect. There was no impact from adopting this standard.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

2.       Significant accounting policies (continued)

g)       Recently adopted and issued accounting pronouncements (continued)

i.       Adopted (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company adopted Topic 842 as of January 1, 2019 which did not result in any impact on the Company’s financial statements.

ii.	Issued

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statements of operations.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

3.       Interest, advances and promissory notes payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		December 31, 2019	December 31, 2018

Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, due on demand:

i.	Interest at 1% per month	$720,619	$580,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$3,031,966	$2,891,966

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		December 31,	December 31,
		2019	2018

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		60,000	200,000
Total Promissory Notes Payable to Unrelated Parties		$2,254,353	$2,394,353

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2017	$4,307,256
Interest incurred on promissory notes payable	528,871

Balance, December 31, 2018	4,836,127
Interest incurred on promissory notes payable	528,870

Balance, December 31, 2019	$5,364,997

Interest payable is due to related and non-related parties as follows:

	December 31,	December 31,
	2019	2018

Related parties (relatives of the Chairman)	$2,876,280	$2,554,655
Non-related parties	2,488,717	2,281,472

	$5,364,997	$4,836,127

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the year ended December 31, 2019, the Company incurred interest expense of $5,261,137 (2018 - $1,938,877) substantially as follows:

·	$3,243,812 (2018 - $nil) incurred related to 1) the grant of options as consideration for receiving an increase to the borrowing limit on the line of credit between the Company and the Chairman and 2) the modification of options held by the Chairman and his spouse that were granted in connection with financing provided to the Company;
·	$528,871 (2018 - $528,871) incurred on promissory notes (note 3(a)) and other payables;
·	1,365,966 (2018 - $1,287,822) incurred on lines of credit payable as shown in note 4; and
·	$122,488 (2018 - $122,184) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

4.        Lines of credit

On December 11, 2019, the Company and the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the Chairman to the Company from $8,500,000 to $10,300,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit. In connection with the line of credit, the Company granted the Chairman the option to acquire 120,000,000 shares of common of the Company at a price of $0.015 per share for a term of five years (note 6).

As of December 31, 2019, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,757,325	$5,576,997	$15,334,322	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,976,385	3,976,385	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,757,325	$7,553,382	$19,310,707

As of December 31, 2018, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 8,500,000	Due on Demand	$ 9,024,235	$ 4,501,030	$13,525,265	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,736,385	3,736,385	General Security over Assets	General Corporate Requirements
Total		$10,500,000		$ 11,024,235	$ 6,237,415	$17,261,650

5.       Capital stock

a)       Authorized share capital

i.	Common stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

5.       Capital stock (continued)

b)      Issued share capital

During the year ended December 31, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock of the Company to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000. As consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000. As consideration, the Company retired accounts payable totaling $15,000.

During the year ended December 31, 2018:

There was no activity during the year ended December 31, 2018.

6.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	5,014,851,500	$0.002	4,963,851,500	$0.002
Granted	254,050,000	$0.028	52,500,000	$0.015
Exercised	(26,000,000)	$(0.003)	-	$-
Cancelled	(6,500,000)	$(0.015)	(1,500,000)	$(0.015)
Outstanding, end of period	5,236,401,500	$0.003	5,014,851,500	$0.002

Exercisable, end of period	5,154,901,500	$0.003	4,987,851,500	$0.002

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2019:

On February 4, 2019, the Company granted a consultant the option to acquire a total of 2,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $99,723 and was fully recorded at grant.

On March 15, 2019, the Company granted an option to acquire 9,150,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The option to acquire 2,500,000 shares of common stock was granted to one consultant and the option to acquire 6,650,000 shares of common stock was granted to one director. The fair value of the options granted totaled $364,058 and was fully recorded at grant.

On April 12, 2019, the Company modified options to acquire 564,350,200 shares of common stock of the Company by extending the expiry date to April 12, 2024. The options modified had:

·	exercise prices ranging from $0.002 to $0.03 per share; and
·	expiration dates ranging from April 19, 2019 to May 29, 2020 immediately prior to the modification.

The fair value related to the extension of the life of the options totaled $1,150,060 and was recorded at the modification date.

On May 6, 2019, the Company granted options to acquire 13,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to three directors of the Company. The fair value of the options granted totaled $467,845 and was fully recorded at grant.

On May 17, 2019, the Company granted options to acquire 27,900,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to eleven consultants, one director and one employee of the Company. The fair value of the options granted totaled $1,059,856 and was fully recorded at grant.

On May 31, 2019, the Company granted options to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of one year to one consultant. The option to acquire 10,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $399,722 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

On June 12, 2019, the Company granted options to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share until May 15, 2024 to three sales agents. The option to acquire 40,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $1,595,316 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2019: (continued)

On June 17, 2019, the Company granted options to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years to one advisor. The fair value of the options granted totaled $189,865 and was fully recorded at grant.

On June 17, 2019, the Company granted options to acquire 5,000,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years to a sales agent. The option to acquire 5,000,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaled $189,833 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

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

On July 15, 2019, the Company granted a consultant options to acquire 7,500,000 shares of common stock of the Company at a price of $0.035 per share exercisable until February 3, 2024. The fair value of the options granted totaled $318,530 and was fully recorded at grant.

On August 16, 2019, the Company granted a consultant the option to acquire an aggregate 2,500,000 shares of common stock of the Company at a price of $0.05 per share. The option to acquire 2,500,000 shares will vest based on achievements of performance milestones. The fair value of the options granted totaling $108,655 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met.

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2019: (continued)

On September 17, 2019, the Company granted a consultant the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $194,850 and was fully recorded at grant.

On October 3, 2019, the Company granted two advisors the option to acquire an aggregate 3,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. Options to acquire 2,500,000 shares of common stock will vest upon the advisor entering into a full-time role with the Company. The fair value of the options granted totaled $136,399 of which $38,971 has been recorded related to the vested options.

On October 24, 2019, the Company granted two advisors the option to acquire an aggregate 2,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years. The fair value of the options granted totaled $63,940 and was fully recorded at grant.

On December 11, 2019 the Company granted one creditor the option to acquire 120,000,000 shares of common of the Company at a price of $0.015 per share for a term of five years in connection with receiving line of credit financing (note 4). The fair value of the options granted totaled $2,158,441 and was fully recorded upon the Company entering into the financing agreement with the creditor.

During the year ended December 31, 2019, the Company recorded a further $18,630 in compensation expense related to vesting of stock options granted in previous years.

During the year ended December 31, 2018:

On January 31, 2018, the Company granted nine consultants and advisors the option to acquire a total of 47,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years and one advisor the option to acquire 200,000 shares of common stock of the Company at a price of $0.03 per share until April 18, 2019. Options to acquire 24,000,000 shares of common stock will vest based on achievements of performance milestones by one consulting group (these options were modified on June 24, 2019). The fair value of the options granted totaled $2,722,605, of which $1,338,207 related to vested options was recorded as compensation expense and $1,384,398 related to options with performance vesting conditions was not recorded, as it is expected that the performance conditions will not be met.

On June 13, 2018, the Company granted a consultant the option to acquire a total of 5,000,000 shares of common stock of the Company at a price of $0.015 per share for a term of five years. The fair value of the options granted totaled $189,968.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

On October 1, 2018, the Company granted a consultant the option to acquire a total of 300,000 shares of common stock of the Company at a price of $0.05 per share for a term of five years. The fair value of the options granted totaled $15,926.

The Company recorded a further $37,242 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

Outstanding

The options outstanding at December 31, 2019 and 2018 were as follows:

	December 31, 2019				December 31, 2018
Expiry Date	Options	Exercise Price		Intrinsic Value	Options	Exercise Price	Intrinsic Value

April 18, 2019	-	$		$-	200,000	$0.030	$0.005
May 21, 2019	-	$		$-	500,000	$0.015	$0.020
July 25, 2019	-	$		$-	1,000,000	$0.015	$0.020
August 1, 2019	-	$		$-	1,250,000	$0.015	$0.020
January 30, 2020	-	$		$-	2,400,000	$0.015	$0.020
May 29, 2020	-	$		$-	560,000,200	$0.002	$0.033
May 30, 2020	10,000,000		$0.035	$-	-	$-	$-
July 1, 2021	4,365,001,300		$0.002	$0.015	4,390,001,300	$0.002	$0.033
November 27, 2022	7,200,000		$0.015	$0.002	7,200,000	$0.015	$0.020
January 31, 2023	40,500,000		$0.015	$0.002	47,000,000	$0.015	$0.020
June 13, 2023	5,000,000		$0.015	$0.002	5,000,000	$0.015	$0.020
October 1, 2023	300,000		$0.050	$-	300,000	$0.050	$-
February 3, 2024	10,000,000		$0.035	$-	-	$-	$-
March 14, 2024	9,150,000		$0.035	$-	-	$-	$-
April 12, 2024	560,000,200		$0.002	$0.015	-	$-	$-
April 12, 2024	4,150,000		$0.015	$0.002	-	$-	$-
April 12, 2024	200,000		$0.030	$-	-	$-	$-
May 6, 2024	13,000,000		$0.035	$-	-	$-	$-
May 17, 2024	40,000,000		$0.050	$-	-	$-	$-
May 17, 2024	27,900,000		$0.035	$-	-	$-	$-
June 17, 2024	5,000,000		$0.050	$-	-	$-	$-
June 17, 2024	5,000,000		$0.035	$-	-	$-	$-
August 16, 2024	2,500,000		$0.050	$-	-	$-	$-
September 6, 2024	1,000,000		$0.050	$-	-	$-	$-
September 17, 2024	5,000,000		$0.035	$-	-	$-	$-
October 3, 2024	3,500,000		$0.035	$-	-	$-	$-
October 24, 2024	2,000,000		$0.035	$-	-	$-	$-
December 11, 2024	120,000,000		$0.015	$0.002	-	$-	$-
Total	5,236,401,500		$0.003	$0.014	5,014,851,500	$0.002	$0.033
Weighted Average Remaining Contractual Life		1.96				2.40

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	December 31, 2019	December 31, 2018

Product development expense	$1,243,644	$186,476
Professional expense	392,677	401,151
Selling, general and administrative expenses	1,244,636	993,716
Interest	3,243,812	—

	$6,124,769	$1,581,343

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2019	December 31, 2018

Risk-free interest rate	1.84%	2.52%
Expected life	5 years	5 years
Expected dividends	0%	0%
Expected volatility	306%	309%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2019 was $0.03 (2018 - $0.06).

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

7.       Related party transactions and balances

	Year Ended December 31, 2019	Year Ended December 31, 2018

Related party transaction included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$321,626	$299,126
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$1,365,967	$1,287,822
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	$1,085,371	$-
Stock-based compensation related to stock options granted to a director of the Company	$2,158,441	$-

Related party transactions included within selling, general and administrative expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$189,600	$189,600
Stock-based compensation related to stock options granted to four directors of the Company	$770,421	$-
Selling, general and administrative expenses related to the modification of stock options to three directors of the Company	$29,204	$-

Related party transactions included within selling, general and administrative expenses:
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	$120,000	$-

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

8.       Commitments and contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,188,968, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued additional interest of $220,472 related to one of these promissory notes.

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·         2% of sales price up to $24,999,999 plus

·         3% of sales price between $25,000,000 and $49,999,999 plus

·         4% of sales price between $50,000,000 and $199,999,999 plus

·         5% of sales price in excess of $200,000,000.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

For the purposes of fair value analysis, promissory notes payable to related parties and promissory notes payable to unrelated parties can be separated into two classes of financial liabilities:

i.	Interest-bearing promissory notes, lines of credit and related interest payable; and
ii.	Non-interest-bearing promissory notes past due.

The interest-bearing promissory notes payable are all delinquent and have continued to accrue interest at their stated rates. The Company currently does not have the funds to extinguish these debts and will continue to incur interest until such time as the liabilities are extinguished. There is not an active market for delinquent loans for a Company with a similar financial position. Management asserts the carrying values of the promissory notes and related interest payable are a reasonable estimate of fair value, as they represent the Company’s best estimate of their legal obligation for these debts. As there is no observable market for interest rates on similar promissory notes, the fair value was estimated using Level 2 inputs in the fair value hierarchy.

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

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

9.       Financial instruments (continued)

b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company only has an immaterial cash balance and is not exposed to significant credit risk.

c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises two types of risk: interest rate risk and foreign currency risk.

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

The Company’s promissory notes payable consist of $500,000 of variable interest rate notes and $4,786,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2019.

At December 31, 2019, the effect on net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

($ United States)

9.       Financial instruments (continued)

c)	Market risk (continued)

ii.	Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the U.S. and Canadian dollars. As at December 31, 2019, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the U.S. and Canadian dollars would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 21% (2018 - 21%) to income before income taxes. The difference results from the following items:

	December 31, 2019	December 31, 2018

Computed expected benefit of income taxes	$(1,891,163)	$(865,648)
Stock-based compensation	1,286,201	332,082
Non-deductible interest expense	25,722	25,658
Impact of change in tax rate	—	5,163,267
Expiry of tax credits	18,486	—
True up of prior year balances	37,917	—
Increase (decrease) in valuation allowance	522,837	(4,655,359)

Income tax provision	$—	$—

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2019	December 31, 2018

Net operating loss carried forward	$44,625,741	$42,136,043
Tax rate	21%	21%
Deferred income tax assets	9,371,406	8,848,569
Valuation allowance	(9,371,406)	(8,848,569)

Net deferred income tax asset	$—	$—

ALR TECHNOLOGIES INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

The operating losses amounting to $44,625,741 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2020 and 2039 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal Year	Amount	Expiry Date
2000	$4,425,866	2020
2001	3,681,189	2021
2002	2,503,951	2022
2003	2,775,900	2023
2004	1,250,783	2024
2005	1,304,283	2025
2006	1,532,322	2026
2007	1,479,818	2027
2008	1,599,919	2028
2009	1,723,146	2029
2010	822,678	2030
2011	1,746,615	2031
2012	1,638,421	2032
2013	2,568,328	2033
2014	2,855,631	2034
2015	2,761,513	2035
2016	2,471,978	2036
2017	2,487,072	2037
2018	2,238,048	2038
2019	2,758,280	2039
Total	$44,625,741

11.       Subsequent events

On February 14, 2020, the Company entered into a debt settlement agreement with a non-related party whereby the parties agreed to settle $80,000, consisting of $60,000 accounts payable and $20,000 for the provision of services under a Services Agreement dated January 1, 2020, with the issuance of 2,000,000 restricted shares of common stock of the Company. The shares were issued on March 11, 2020.

On February 26, 2020, the Board of Directors approved an increase the compensation paid to the CEO of the Company from $180,000 per annum to $240,000 per annum retroactive to January 1, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective at these reasonable assurance levels.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, as of December 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

Based on this assessment, we found our internal control over financial reporting to be not effective for the following reason:

(1)	insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management of the Company believes that the material weaknesses set forth in (1) did not affect the Company’s financial results. The Company retains a consultant who has the technical expertise and knowledge to implement the proper segregation of duties and the development of effective internal controls over financial reporting. The Company will advance its internal controls over financial reporting to meet its future needs at the appropriate time.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the U.S. GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of the date of this Form 10K, the names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	69	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Kenneth James Robulak	71	A member of the Board of Directors

Dr. Alfonso Salas	59	A member of the Board of Directors

Ronald Cheng	69	A member of the Board of Directors

Peter Stafford	82	A member of the Board of Directors

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

Kenneth James Robulak – A member of the Board of Directors of the Company

Director since August 21, 2012

From December 14, 1999 to January 31, 2001, Mr. Robulak was a member of our Board of Directors, and from April 4, 2000 to January 31, 2001 Mr. Robulak was our Chief Financial Officer, Secretary, Treasurer and Vice President. Mr. Robulak resigned as officer and director of the Company on January 31, 2001. At the time of his resignation, Mr. Robulak did not have any disagreements with us relating to our operations, policies or practices. Since July 2007, Mr. Robulak has worked as a marketing consultant to Teco Metal Products, LLC, a technology-based manufacturing company with operations in Dallas, Texas, and Guadalajara, Mexico. Mr. Robulak earned a Bachelor of Commerce degree in finance and marketing and is a Fellow of the Institute of Canadian Bankers.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2019, all officers, directors and affiliates have filed their Forms 3, 4 and 5 on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company’s audit committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer, is not independent. Mr. Robulak acts as the Chair of the Audit Committee. The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

The board has determined that Messrs. Chan and Robulak and Dr. Salas qualify as audit committee financial experts.

Nomination and Compensation Committees

The Company’s Nomination Committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the Nomination Committee. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer, is not independent.

The Company’s Compensation Committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak acts as the Chair of the Compensation Committee. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer, is not independent.

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

Summary Compensation Table

		Salary				Non-equity	Non-qualified
		and		Stock	Option	Incentive	Deferred	All
Name and		Fees	Bonus	Awards	Awards	Plan	Earnings	Other	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2][3]	2019	180,000	0	0	0	0	0	9,600	189,600
Chief Executive Officer	2018	180,000	0	0	0	0	0	9,600	189,600
& Chief Financial	2017	180,000	0	0	0	0	0	9,600	189,600
Officer

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2019, 2018 and 2017 totaling $189,600 for each year are paid as an increase in the line of credit payable by the Company to Mr. Chan. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Effective January 1, 2020, the consulting fees earned by the Chief Executive Officer increased from $180,000 per annum to $240,000 per annum.

Outstanding Equity Awards at December 31, 2019

							Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not vested
	Number of Securities Underlying Unexercised Options Exercisable		Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options
		Number of Securities Underlying Unexercised Options Unexercisable
				Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested

Name
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan[1]	5,045,001,500	0	0	$0.002 / $0.015	2021 / 2024	0	0
Dr. Alfonso Salas	5,000,000	0	0	$0.035	2024	0	0
Kenneth Robulak	10,000,000	0	0	$0.015 / $0.035	2022 / 2024	0	0
Ronald Cheng	5,000,000	0	0	$0.015 / $0.035	2024	0	0
Peter Stafford	5,000,000	0	0	$0.015 / $0.035	2024	0	0

1 Includes 700,000,500 exercisable options held by Mr. Chan’s spouse. All options to Mr. Chan and his spouse were granted as consideration for financing provided to the Company.

Sidney Chan

On March 6, 2011, Mr. Chan was granted the option to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.125 per share. For each dollar the Company borrows on the line of credit from Mr. Chan, eight stock options became exercisable. The option to acquire the 20,000,000 shares was set to expire on March 5, 2016.

On June 27, 2012, the option granted to Mr. Chan on March 6, 2011 to acquire 20,000,000 shares of common stock was modified as follows:

·	The options in respect of shares not vested was to vest immediately; and
·	The exercise price of the option was reduced from $0.125 per share to $0.07 per share and subsequently reduced to $0.05 per share on December 28, 2012.

On June 27, 2012, the Company granted Mr. Chan the option to acquire 15,750,000 shares of common stock of the Company with an exercise price of $0.07 per share until March 6, 2016. On December 28, 2012, the exercise price of this option granted on June 27, 2012 was reduced to $0.05 per share.

On December 28, 2012, the Company granted Mr. Chan the option to acquire:

·	14,250,000 shares of common stock of the Company at an exercise price of $0.05 per share; and
·	50,000,000 shares of common stock of the Company at an exercise price of $0.03 per share.

The options in respect of the 64,250,000 shares vest immediately and were set to expire on December 28, 2017.

On April 1, 2014, the Company and Mr. Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

·	granting Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years;
·	modifying the exercise price of Mr. Chan’s option to acquire 35,750,000 shares of common stock of the Company, granted June 2012, from $0.05 per share to $0.03 per share;
·	modifying the exercise price of Mr. Chan’s option to acquire 14,250,000 shares of common stock of the Company, granted December 2012, from $0.05 per share to $0.03 per share;
·	modifying the exercise price of the option granted January 2011 to the spouse of Mr. Chan (Ms. Kan), to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share; and
·	granting Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

On May 29, 2015, the Company and Mr. Chan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $5,500,000 to $7,000,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 230,000,100 shares of common stock under option to Mr. Chan and his spouse from $0.03 to $0.015;
·	extended the expiry date of the 230,000,100 shares of common stock under option to Mr. Chan to be five years from the date of execution of the amended credit agreement; and
·	granted Mr. Chan the right and option to purchase an additional 329,999,967 shares of common stock at a price of $0.015 per share for a term of five years from the date of execution of the amended credit agreement.

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

On April 12, 2019, the Company and Mr. Chan agreed to modify the option held by Mr. Chan and his spouse to acquire 560,000,200 shares of common stock exercisable at $0.015 per share by extending the life of the options to April 12, 2024.

On June 19, 2019, the Chairman exercised his option to acquire 25,000,000 shares of common stock at a price of $0.002 in exchange for the settlement of accrued interest of $50,000 owed by the Company to the Chairman.

On December 12, 2019, the Company and Mr. Chan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $8,500,000 to $10,300,000. In exchange for Mr. Chan making available the $1,800,000 increase of the borrowing limit of the line of credit, the Company granted Mr. Chan the option to acquire 120,000,000 shares of common stock at an exercise price of $0.015 per share for a term of five years.

Dr. Alfonso Salas

On May 6, 2019, the Company granted Dr. Salas the option to acquire 4,000,000 shares of common stock at a price of $0.035 per share for a term of five years. On May 17, 2019, the Company granted Dr. Salas the option to acquire 4,000,000 shares of common stock at a price of $0.035 per share for a term of five years.

Peter Stafford

On August 1, 2014, the Company granted Mr. Stafford the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On July 2, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

On April 12, 2019, the Company and Mr. Stafford agreed to modify the option to acquire 500,000 shares of common stock exercisable at $0.015 per share by extending the life of the options to April 12, 2024.

On May 6, 2019, the Company granted Mr. Stafford the option to acquire 4,500,000 shares of common stock at a price of $0.035 per share for a term of five years.

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

On March 15, 2019, the Company granted Mr. Robulak the option to acquire 6,650,000 shares of common stock at a price of $0.035 per share for a term of five years.

On April 12, 2019, the Company and Mr. Robulak agreed to modify the option to acquire 1,000,000 shares of common stock exercisable at $0.015 per share by extending the life of the options to April 12, 2024.

Ronald Cheng

On August 1, 2014, the Company granted Mr. Cheng the option to acquire 500,000 shares of common stock at a price of $0.03 for a term of five years. On July 2, 2015, the exercise price of the option to acquire 500,000 shares of common stock of the Company was reduced from $0.03 per share to $0.015 per share.

On April 12, 2019, the Company and Mr. Cheng agreed to modify the option to acquire 500,000 shares of common stock exercisable at $0.015 per share by extending the life of the options to April 12, 2024.

On May 6, 2019, the Company granted Mr. Cheng the option to acquire 4,500,000 shares of common stock at a price of $0.035 per share for a term of five years.

Option Exercises and Stock Vested for the year ended December 31, 2019

	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	25,000,000	50,000	0	0
Peter Stafford	0	0	0	0
Alfonso Salas	0	0	0	0
Ronald Cheng	0	0	0	0
Kenneth Robulak	0	0	0	0

The Company does not have any long-term incentive plans, except as disclosed below. The Company has contractual compensation arrangements with the following individuals:

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

·	2% of sales price up to $24,999,999 plus
·	3% of sales price between $25,000,000 and $49,999,999 plus
·	4% of sales price between $50,000,000 and $199,999,999 plus
·	5% of sales price in excess of $200,000,000.

Effective January 1, 2020, the consulting agreement between the Company and Mr. Chan was modified whereby Mr. Chan will be paid $240,000 per annum for services, receive a vehicle allowance of $800 per month, receive health care insurance and receive club allowances.

Compensation of Directors

The Board of Directors consists of five members, Mr. Sidney Chan, Mr. Kenneth James Robulak, Dr. Alfonso Salas, Mr. Peter Stafford and Mr. Ronald Cheng. Mr. Robulak, Dr. Salas, Mr. Cheng and Mr. Stafford are independent directors.

The Company’s Board of Directors unanimously resolved that members receive no cash compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. Independent directors are compensated from time to time through the grant of options to purchase shares of common stock of the Company. Directors whom are also officers or consultants of the Company are compensated for those positions, as disclosed under Executive Compensation for those positions.

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

	Fees				Non-qualified
	Earned or			Non-equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	3,243,812	0	0	0	3,243,812
Kenneth Robulak	0	0	279,332	0	0	0	279,332
Peter Stafford	0	0	169,186	0	0	0	169,186
Dr. Alfonso Salas	0	0	181,940	0	0	0	181,940
Ronald Cheng	0	0	169,186	0	0	0	169,186

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2019 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,236,401,500	$0.003	4,494,820,591
Total:	5,236,401,500	$0.003	4,494,820,591

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2019, the beneficial shareholdings of persons or entities holding 5% or more of the Company’s common stock, each director individually, each named executive officer, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	5,188,499,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	94.3%

Dr. Alfonso Salas	6,577,738[2]	Member of the Board of Directors	0.1%

Kenneth Robulak	11,190,000[3]	Member of the Board of Directors	0.2%

Peter Stafford	5,500,000[4]	Member of the Board of Directors	0.1%

Ronald Cheng	6,205,800[5]	Member of the Board of Directors	0.1%

All Officers and Directors
as a group (5 people) *	5,217,973,520		94.8%

Security Ownership of Certain Beneficial Owners (continued)

[1]	Mr. Chan owns 39,845,000 shares of common stock and holds the following options to acquire shares of common stock:
·	3,758,334,200 at an exercise price of $0.002 per share until June 21, 2021;
·	466,666,800 at an exercise price of $0.002 per share April 12, 2024; and
·	120,000,000 at an exercise price of $0.015 per share until December 11, 2024.

Mr. Chan’s spouse owns 103,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.002 per share:

·	606,667,100 until June 21, 2021; and
·	93,333,400 until April 12, 2024.

[2]	Dr. Salas owns 1,577,738 shares of common stock and holds the following options to acquire shares of common stock exercisable at a price of $0.035 per share:
·	4,000,000 until May 6, 2024; and
·	1,000,000 until May 17, 2024.

[3]	Mr. Robulak owns 1,190,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	1,000,000 at an exercise price of $0.015 until April 12, 2024;
·	2,350,000 at an exercise price of $0.015 until November 27, 2022; and
·	6,650,000 at an exercise price of $0.035 until March 15, 2024.

[4]	Mr. Stafford owns 500,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024; and
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024.

[5]	Mr. Cheng owns 1,205,800 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024; and
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2019

During the 2019 fiscal year, the Company incurred interest expense of $299,126 on $2,891,966 of promissory notes due to relatives of Sidney Chan. During the year, promissory note principal of $140,000 was assigned from an arm’s length party to Christine Kan, bringing promissory notes due to relatives of Sidney Chan to $3,031,967. During the year, interest expense of $1,365,967 was incurred on $11,757,325 of amounts borrowed and outstanding on the lines of credit payable to Sidney Chan and Christine Kan. As at December 31, 2019, the accrued interest on promissory notes owed to relatives of Sidney Chan was $2,876,280. As at December 31, 2019, the accrued interest on the lines of credit was $7,553,382.

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

Director Independence

The following directors are considered independent pursuant to § 229.407 (Item 407) Corporate governance and sit on the following board committees where indicated:

·	Kenneth Robulak, Audit Committee Chair, Nomination Committee Chair, Compensation Committee Chair
·	Alfonso Salas, Audit Committee, Nomination Committee, Compensation Committee
·	Peter Stafford (no committee appointment)
·	Ronald Cheng (no committee appointment).

Sidney Chan is not considered independent pursuant to § 229.407 (Item 407) Corporate governance and sits on the Audit Committee, Nomination Committee and Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)       Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2019	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2018	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2019	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2018	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were:

2019	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2018	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) were:

2019	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2018	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

ALR TECHNOLOGIES INC.
(Registrant)

DATE: March 27, 2020	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	March 27, 2020
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	March 27, 2020
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	March 27, 2020
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	March 27, 2020
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	March 27, 2020
Mr. Ronald Cheng

-76-