Form 10-Q
period 2020-03-31
ALR TECHNOLOGIES INC.
filed 2020-05-14
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 270,777,909 as of May 14, 2020.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Financial Statements

March 31, 2020 and 2019

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Balance Sheets

($ United States)

	March 31, 2020	December 31, 2019
	(unaudited)

Assets
Current assets:
Cash	$350	$1,838
Total assets	$350	$1,838

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,083,165	$1,128,081
Promissory notes payable to related parties	3,031,966	3,031,966
Promissory notes payable to unrelated parties	2,254,353	2,254,353
Interest payable	5,497,215	5,364,997
Lines of credit from related parties	19,886,069	19,310,707
Total liabilities	31,752,768	31,090,104

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2019 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2019 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2019 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 270,777,909 (December 31, 2019 - 268,777,909) shares of common stock	270,777	268,777
Additional paid-in capital	56,407,100	56,298,702
Accumulated deficit	(88,430,295)	(87,655,745)
Stockholders’ deficit	(31,752,418)	(31,088,266)
Total liabilities and stockholders’ deficit	$350	$1,838

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Operations

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Expenses
General, selling and administration	$123,045	$344,741
Product development costs	95,210	55,022
Professional fees	37,304	228,277
Loss from operations	255,559	628,040
Other expenses
Interest	518,991	495,893
Total other expenses	518,991	495,893
Net loss	$(774,550)	$(1,123,933)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	269,300,131	242,777,909

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Condensed Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(774,550)	$(1,123,933)
Stock-based compensation-product development costs	79	337
Stock-based compensation-general, selling and administration	—	264,656
Stock-based compensation-professional fees	—	199,192
Non-cash imputed interest expenses	30,319	30,425
Accrued interest on line of credit	356,454	333,250

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	35,084	(5,952)
Increase in interest payable	132,218	132,217
Net cash used in operating activities	(220,396)	(169,808)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	218,908	166,815
Net cash provided by financing activities	218,908	166,815
Change in cash	(1,488)	(2,993)
Cash, beginning of period	1,838	3,378
Cash, end of period	$350	$385

See accompanying notes to the condensed financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

1.       Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. The Company has developed a compliance monitoring system that will allow for health care professionals (“HCPs”) to remotely monitor patient health conditions and provide patient health management. On October 17, 2011 the Company announced that it had received Section 510(k) clearance from the United States Food and Drug Administration for its Diabetes Management System. The Company is currently seeking pilot programs to deploy its product.

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three-month periods ended March 31, 2020 and 2019 of $774,550 and $1,123,933, respectively. As of March 31, 2020, the Company is unable to self-finance its operations, has a working capital deficit of $31,752,418 (December 31, 2019 - $31,088,266), accumulated deficit of $88,430,295 (December 31, 2019 - $87,655,745), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $31,752,768 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from related parties’ lines of credit facilities with available borrowing in the principal amount up to $12,300,000 (as of March 31, 2020, the total principal balance outstanding was $11,976,233) (note 5).

The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. The Company plans to raise needed capital through the exercise of share options, increase to existing debt facilities or the acquisition of new debt facilities, and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above, or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the lines. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

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

The Company’s activities will necessitate significant uses of working capital beyond 2020. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available and future debt arrangements it obtains.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The impact on the Company is not currently determinable but management continues to monitor the situation.

2.       Significant Accounting Policies

The unaudited condensed financial statements as of March 31, 2020 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2020 and December 31, 2019, and the results of operations and cash flows as of March 31, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The results of operations for the three-month period ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	March 31, 2020	December 31, 2019

Accounts payable	$850,573	$887,423
Accrued liabilities	232,592	240,658

	$1,083,165	$1,128,081

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		March 31, 2020	December 31, 2019

Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, due on demand:

i.	Interest at 1% per month	$720,619	$720,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$3,031,966	$3,031,966

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		March 31,	December 31,
		2020	2019

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		60,000	60,000
Total Promissory Notes Payable to Unrelated Parties		$2,254,353	$2,254,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2018	$4,836,127
Interest incurred on promissory notes payable	528,870

Balance, December 31, 2019	5,364,997
Interest incurred on promissory notes payable	132,218

Balance, March 31, 2020	$5,497,215
10

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	March 31,	December 31,
	2020	2019

Related parties (relatives of the Chairman)	$2,955,262	$2,876,280
Non-related parties	2,541,953	2,488,717

	$5,497,215	$5,364,997

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the three months ended March 31, 2020, the Company incurred interest expense of $518,991 (2019 - $495,893) as follows:

·	$132,218 (2019 - $132,218) incurred on promissory notes (note 4(c)) and other payables;
·	$356,454 (2019 - $333,250) incurred on lines of credit payable as shown in note 5; and
·	$30,319 (2019 - $30,425) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

5.        Lines of Credit

As of March 31, 2020, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman	1% per Month	$ 10,300,000	Due on Demand	$ 9,976,233	$5,873,451	$15,849,684	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	2,036,385	4,036,385	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,976,233	$7,909,836	$19,886,069

As of December 31, 2019, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,757,325	$5,576,997	$15,334,322	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,976,385	3,976,385	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,757,325	$7,553,382	$19,310,707

On December 11, 2019, the Company and the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the Chairman to the Company from $8,500,000 to $10,300,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit. In connection with the line of credit, the Company granted the Chairman the option to acquire 120,000,000 shares of common of the Company at a price of $0.015 per share for a term of five years (note 7).

6.       Capital Stock

a)	Authorized Capital Stock

i.	Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued Capital Stock

During the period ended March 31, 2020:

On March 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share for a purchase price of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

During the year ended December 31, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000. As consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000. As consideration, the Company retired accounts payable totaling $15,000.

7.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	5,236,401,500	$0.003	5,014,851,500	$0.002
Granted	-	$-	254,050,000	$0.028
Exercised	-	$-	(26,000,000)	$(0.003)
Cancelled	(3,500,000)	$(0.032)	(6,500,000)	$(0.015)
Outstanding, end of period	5,232,901,500	$0.003	5,236,401,500	$0.003

Exercisable, end of period	5,151,901,500	$0.003	5,154,901,500	$0.003

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended March 31, 2020:

During the three-month period ended March 31, 2020, the Company recorded a further $79 (March 31, 2019 - $404) in compensation expense related to vesting of stock options granted in previous years.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

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

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

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

On December 11, 2019 the Company granted one creditor the option to acquire 120,000,000 shares of common of the Company at a price of $0.015 per share for a term of five years in connection with receiving line of credit financing (note 5). The fair value of the options granted totaled $2,158,441 and was fully recorded upon the Company entering into the financing agreement with the creditor.

During the year ended December 31, 2019, the Company recorded a further $18,630 in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options Outstanding:

The options outstanding at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 30, 2020	10,000,000	$0.035	$0.004	10,000,000	$0.035	$-
July 1, 2021	4,365,001,300	$0.002	$0.037	4,365,001,300	$0.002	$0.015
November 27, 2022	6,950,000	$0.015	$0.024	7,200,000	$0.015	$0.002
January 31, 2023	40,500,000	$0.015	$0.024	40,500,000	$0.015	$0.002
June 13, 2023	5,000,000	$0.015	$0.024	5,000,000	$0.015	$0.002
October 1, 2023	300,000	$0.050	$-	300,000	$0.050	$-
February 3, 2024	10,000,000	$0.035	$0.004	10,000,000	$0.035	$-
March 14, 2024	9,150,000	$0.035	$0.004	9,150,000	$0.035	$-
April 12, 2024	560,000,200	$0.002	$0.037	560,000,200	$0.002	$0.015
April 12, 2024	3,900,000	$0.015	$0.024	4,150,000	$0.015	$0.002
April 12, 2024	200,000	$0.030	$0.009	200,000	$0.030	$-
May 6, 2024	13,000,000	$0.035	$0.004	13,000,000	$0.035	$-
May 17, 2024	40,000,000	$0.050	$-	40,000,000	$0.050	$-
May 17, 2024	24,900,000	$0.035	$0.004	27,900,000	$0.035	$-
June 17, 2024	5,000,000	$0.050	$-	5,000,000	$0.050	$-
June 17, 2024	5,000,000	$0.035	$0.004	5,000,000	$0.035	$-
August 16, 2024	2,500,000	$0.050	$-	2,500,000	$0.050	$-
September 6, 2024	1,000,000	$0.050	$-	1,000,000	$0.050	$-
September 17, 2024	5,000,000	$0.035	$0.004	5,000,000	$0.035	$-
October 3, 2024	3,500,000	$0.035	$0.004	3,500,000	$0.035	$-
October 24, 2024	2,000,000	$0.035	$0.004	2,000,000	$0.035	$-
December 11, 2024	120,000,000	$0.015	$0.024	120,000,000	$0.015	$0.002
Total	5,232,901,500	$0.003	$0.036	5,236,401,500	$0.003	$0.014
Weighted Average Remaining Contractual Life		1.71			1.96

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

General, selling and administration expenses:	$—	$264,656
Product development expense	79	337
Professional expense	—	199,192

	$79	$464,185

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2020	December 31, 2019

Risk-free interest rate	N/A	1.84%
Expected life	N/A	5 years
Expected dividends	N/A	0%
Expected volatility	N/A	306%
Forfeiture rate	N/A	0%

The weighted average fair value for the options granted during the three months ended March 31, 2020 was $nil (December 31, 2019 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Related party transaction included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$78,792	$74,782
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$356,454	$333,250

Related party transactions included within selling, general and administration expense:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$62,400	$47,400
Stock-based compensation expense on the grant of stock options to a director of the Company	$—	$264,589

Related party transactions included within product development expense:
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	$30,000	$—

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

9.       Commitments and Contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,198,368 (December 31, 2019 - $1,188,968), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued additional interest of $226,472 (December 31, 2019 - $220,472) related to one of these promissory notes.

ALR TECHNOLOGIES INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

($ United States)

(Unaudited)

9.       Commitments and Contingencies (continued)

b)	Commitments

The Company has a consulting arrangement with Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $240,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years’ annual salary. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also, under the terms of the contract are the following:

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

10.       Subsequent Events

On April 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock at a price of $0.035 per share for a term of five years.

On May 12, 2020, the Company’s Board of Directors approved the modification of the options to acquire 50,000,000 shares of common stock of the Company at prices between $0.035 to $0.05 per share as follows:

·	40,000,0000 options granted on June 12, 2019 were amended to extend the period of vesting from May 31, 2020 to December 31, 2020. None of these options have vested to date, and
·	10,000,000 options granted on May 31, 2019 were amended to extend the expiry date from May 30, 2020 to December 31, 2021. None of these options have vested to date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited condensed Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the Securities and Exchange Commission (“SEC”) and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

In late 2011, the Company relocated its headquarters to 7400 Beaufont Springs Drive, Suite 300, Richmond, Virginia, 23225.

During 2011, the Company received U.S. Food and Drug Administration (FDA) clearance and achieved HIPPA compliance for its Diabetes Management System. With these key achievements and successful clinical trials completed, the Company began implementing its commercialization strategy which included a pilot program with patients in Kansas in 2014. The Company obtained significant findings from this pilot program which led to the development of its Insulin Dosage Adjustment.

During 2017, the Company received FDA clearance for Insulin Dose Adjustment (IDA) and submitted worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization for its Predictive A1c innovation. The Company is actively seeking to commence revenue generating activities for its Diabetes Management System.

Recent Developments

On February 11, 2020, the Company entered into a agreement with Singapore General Hospital (“SGH”) to jointly undertake a novel remote diabetes management pilot to prove the efficacy of the ALRT Diabetes Solution in insulin-treated diabetes patients.

On February 14, 2020, the Company entered into a debt settlement agreement with an unrelated party whereby the parties agreed to settle $80,000, consisting of $60,000 accounts payable and $20,000 for the provision of services under a Services Agreement dated January 1, 2020, with the issuance of 2,000,000 restricted shares of common stock of the Company. The restricted shares of common stock were issued on March 11, 2020.

Recent Developments – Subsequent to March 31, 2020

On April 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

On May 12, 2020, the Company’s Board of Directors approved the modification of the options to acquire 50,000,000 shares of common stock of the Company at prices between $0.035 to $0.05 per share as follows:

·	40,000,0000 options granted on June 12, 2019 were amended to extend the period of vesting from May 31, 2020 to December 31, 2020. None of these options have vested to date, and
·	10,000,000 options granted on May 31, 2019 were amended to extend the expiry date from May 30, 2020 to December 31, 2021. None of these options have vested to date.

Financing

On September 25, 2017, the Company announced that it had authorized a private placement of up to $5 million for the issuance of convertible debentures that are convertible into shares of common stock of the Company at a price of $0.05 per share (the “Note”).

On June 13, 2018, the Chairman and Chief Executive Officer (the “Chairman”) of the Company accepted a proposal from the Board of Directors of the Company to purchase the $5,000,000 convertible debenture financing (the “Financing”). The Note will be convertible for a period of 5 years, will bear interest at a rate of 8% per annum and will be repayable in 4 equal semi-annual instalments starting 42 months after its issuance until maturity. The Note will be transferable or saleable by the Chairman or other holder thereof, in whole or in part, at any time without notice to the Company.

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

On December 11, 2019, with the Company not having completed its first commercial sale, the Chairman and the Company agreed to increase the existing lines of credit between the parties from $8,500,000 to $10,300,000 in exchange for the Chairman receiving the option to acquire 120,000,000 shares of common stock of the Company at a price of $0.015 per share for five years.

Products

ALRT has developed its Diabetes Solution product by utilizing internet-based technologies to facilitate the health care provider’s ability to monitor their diabetes patients’ health and ensure adherence to health maintenance activities.

The ALRT Diabetes Solution is a remote monitoring and care facilitation platform that allows patients to upload the blood glucose data from their blood glucose meters on a weekly basis. The ALRT System processes and converts each data set to a predictive A1c value and shares it with the patient’s physician. The System provides the physician with therapy advancement suggestions based on current clinical practice guidelines. Patients receive therapy assessments and adjustments in much shorter cycles, keeping A1cs at target, mitigating diabetes complications and lowering costs of care.

ALRT previously conducted a clinical trial utilizing manual blood glucose data analysis and follow-up care. The trial demonstrated that remote diabetes care is associated with significant lowering of A1c levels. The study concluded that continuing intervention using an internet-based glucose monitoring system is an effective way of improving glucose control compared to conventional care. A second clinical trial demonstrated that this type of Internet-based Blood Glucose Monitoring System (“IBGMS”) was associated with comparable reductions in A1c levels with that of more expensive Continuing Glucose Monitoring Systems (“CGMS”). The Company is planning further trials to demonstrate the added value of the predictive A1c and therapy advancement features of the ALRT System.

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

Data from the American Diabetes Association shows 30 million Americans have diabetes and 84 million have prediabetes. That is 1 in 3 Americans coping with the disease or serious threat of it. The total cost of diagnosed diabetes is staggering at $327 billion annually ($237 billion in direct medical costs and $90 billion in reduced productivity), putting serious drag on an already strained health care system. Taking a broader view, the global cost of diabetes was estimated at a whopping $825 billion annually in 2016.

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling health care costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that, “Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes health care team that can establish and sustain a communication network between the person with diabetes and the necessary health care and community systems”. Diabetes incidence rates, economic costs and human costs are increasing even though we know how to control the disease. The Diabetes Control and Complication Trial conducted from 1983 to 1993 outlined management as follows:

·	Testing blood glucose levels four or more times per day;
·	Injecting insulin at least three times a day or using an insulin pump;
·	Adjusting insulin dose according to food intake and exercise;
·	Following a diet and exercise plan; and
·	Monthly visits to health care team.

We believe there are five causes for diabetes to not be controlled:

1.	Patient non-adherence;
2.	Unreliable data;
3.	Data overload;
4.	Clinical inertia; and
5.	Insulin under-prescription.

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

Data Overload

HCPs face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing. The amount of patient data for clinicians to analyze is too vast and significant during 15-minute clinical appointments and the information they have is unreliable.

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

Insulin Under-Prescription

Insulin dosing is complex requiring review of large amounts of data, which takes significant amounts of time. We believe HCPs routinely under-prescribe insulin to ensure they avoid insulin dosage adjustments, which could result in hypoglycemia for their patients.

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

ALR has created the Diabetes Solution to address the diabetes marketplace globally. The Company’s Diabetes Solution consists of hardware, software and diabetes test supplies. We designed the Diabetes Solution to be focused on the HCP and is agnostic and proactive. Our software operates on iOS, Android, Windows and MacOS systems. Enrollment into the ALRT Diabetes Solution will include a branded glucometer, diabetes test strips, lancets and a carrying case. Our technology collects all the blood glucose data from the glucometers, uploads it to a secure account and ships diabetes test strips as required. The patient data is aggregated to a predictive A1c value for a comprehensive view of the treatment plan and patient adherence to the plan, with the data available (and messaged) to authorized people.

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

Insulin Dose Adjustment

Insulin Dose Adjustment is an FDA-cleared feature that makes optimal insulin adjustment suggestions to HCPs based on dosing guidelines from organizations like the American Diabetes Association. This ensures that HCPs are making timely insulin dosage assessments based on the blood testing results uploaded. ALRT’s next phase of technology advancement will produce an algorithm for advancing non-insulin diabetes therapies according to clinical practice guidelines.

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

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using Health-e-Connect System as an IBGMS to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1c levels in patients with type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1c and, over time, we observed better glycemic control and patient satisfaction”.

In October 2011, the Company received 510(k) clearance from the FDA for its Diabetes Management System (then known as the Health-e-Connect System) for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enabled the Company to commence with the United States marketing and sales launch of its Health-e-Connect System. The Health-e-Connect System has since evolved to be part of the ALRT Diabetes System.

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association (“KCMPA”) clinics to deploy its Diabetes Management System. Data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1c levels. Furthermore, the data indicated that patients that left the pilot program had increases in A1c subsequent.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Management System. The Company utilized the publicly available algorithm of the AACE and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Management System would provide the HCP that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the HCP. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed HCPs to keep their patients at the optimal dose for longer periods. On September 18, 2017, the Company received clearance from the FDA for its IDA feature within the Company’s Diabetes Management System.

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

During 2019, the Company initiated support for CGMS with the ALRT Diabetes Management Solution. CGM has become the standard of care for patients with type 1 diabetes and is quickly gaining favor with type 2 diabetes patients who use insulin.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed financial statements for the three months ended March 31, 2020 and 2019, which have been prepared in accordance with GAAP.

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

Results of Operations

Three Months Ended March 31
			Percentage	Amount
	2020	2019	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$123,000	$345,000	(64)	(222,000)
Product development	95,000	55,000	73	40,000
Professional fees	37,000	228,000	(84)	(191,000)
Total Operating Expenses	255,000	628,000	(59)	(373,000)

Other Items
Interest expenses	519,000	496,000	5	23,000
Net Loss	$774,000	$1,124,000	(31)	(350,000)

The net loss for the Company’s three-month period ended March 31, 2020 was significantly decreased by the the lack of options granted to incentivize personnel as compared to the same period on the previous year as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Options Granted as Compensation	0	11,650,000
Value of Options Granted as Consideration	0	$464,000
Percentage of Net Loss	0%	41%

The net loss for the three months ended March 31, 2020 decreased by 31% ($350,000) as compared to March 31, 2019. During the current period ended, the Company did not grant any options. During the same period in the prior year, the Company granted 11,650,000 with a total calculated fair value of $464,000. Net loss, excluding the impact from the grant of options, increased by 17% ($114,000) for the three months ended March 31, 2020 as compared to the same period in the prior year.

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the three-month period ended March 31, 2020 as compared to the three-month period ended March 31, 2019, there was a significant decrease in the total expense incurred related primarily to the grant of stock options. By type of general, selling and administrative cost, the types of costs can be seen as follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Amount Increase / (Decrease)
	2020	2019

General, selling and administrative:
Salaries and consulting fees	$92,000	56,000	36,000
Stock-based compensation	—	265,000	(265,000)
Travel	9,000	8,000	1,000
Website and information technology	4,000	3,000	1,000
Other general and administrative costs	18,000	13,000	5,000
Total	$123,000	345,000	(222,000)

Results of Operations (continued)

During Q1 2020, aside from not granting stock options, the Company had increased general and administrative operating expenditures as compared to the same period in 2019. The cash-based general and administrative expenditure increased by $43,000 during Q1 2020 as compared to the Q1 2019.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year relates primarily to an increase in external consulting services. The Company did not grant any options to product development consultants during the three months ended March 31, 2020 or 2019.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees and stock-based compensation for options granted to professionals. During the period, there was a significant decrease in professional fees. By type of professional cost, the variance can be seen as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Amount Increase / (Decrease)

Professional fees:
Corporate auditor	$14,000	15,000	(1,000)
Stock-based compensation	—	199,000	(199,000)
Professionals retained	23,000	14,000	9,000
Total	$37,000	228,000	(191,000)

The decrease in professional fees can be attributed to the Company granting stock options to certain professionals during the same period in the prior year. Excluding the difference in net loss attributed to the grant of stock options in the prior year, professional fees increased by $8,000 from the prior year.

Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest expense
Interest expense incurred on promissory notes	$132,000	$132,000
Interest expense incurred on lines of credit	356,000	333,000
Imputed interest on zero interest loans	31,000	31,000
Total	$519,000	$496,000

Interest on Promissory Notes

There were not any changes in the amount of promissory notes outstanding from March 31, 2019 to March 31, 2020. The interest incurred on promissory note was consistent during the three months ended March 31, 2020 and 2019.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	March 31, 2020	March 31, 2019	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$9,976,000	9,191,000	785,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$11,976,000	11,191,000	785,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Lines of Credit:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Amount ($) Increase / (Decrease)

Interest expense incurred on the line of credit from Sidney Chan during the period	$296,000	$273,000	23,000
Interest expense incurred on the line of credit from Christine Kan during the period	60,000	60,000	-
Total	$356,000	$333,000	23,000

Imputed Interest

During the 2020 and 2019 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item “additional paid-in capital”. The change from the prior period is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working Capital
	As At March 31, 2020	As At December 31, 2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$-	$2,000	(2,000)	(100)
Current Liabilities	31,752,000	31,090,000	662,000	2
Working Capital (Deficiency)	$(31,752,000)	$(31,088,000)	(664,000)	2

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

Current Assets

The Company’s nominal current assets as at March 31, 2020 consist of cash. The Company’s current assets as at December 31, 2019 consist of cash.

Current Liabilities

The Company has current liabilities of $31,752,000 as at March 31, 2020 as compared to $31,090,000 as at December 31, 2019. Current liabilities were as follows:

	March 31, 2020	December 31, 2019	Change $	Change %
Accounts payable and accrued liabilities	$1,083,000	1,128,000	(45,000)	(4)
Promissory notes payable to related parties	3,032,000	3,032,000	—	—
Promissory notes payable to unrelated parties	2,254,000	2,254,000	—	—
Interest payable	5,497,000	5,365,000	132,000	2
Lines of credit to related parties	19,886,000	19,311,000	575,000	3
Total current liabilities	$31,752,000	31,090,000	662,000	2

The fluctuations in accounts payable occurred in the regular course of business. The Company retired accounts payable of $60,000 and settled $20,000 of current period services through the issuance of 2,000,000 restricted shares of common stock at a price of $0.04 per share.

The increase in interest payable of $132,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The increase in the lines of credit payable of $575,000 is attributable to borrowings of:

·	$219,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
·	$356,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash Flows used in Operating Activities	$(220,000)	$(170,000)
Cash Flows provided by Financing Activities	219,000	167,000
Net change in Cash During Period	$(1,000)	$(3,000)

Cash Balances and Working Capital

As of March 31, 2020, the Company’s cash balance was $350 compared to $1,838 as of December 31, 2019.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three-month period ended March 31, 2020 was $220,000 in comparison with $170,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Product development consulting and expenses	$65,000	$55,000
Management and employees’ compensation	92,000	56,000
Professional fees	34,000	36,000
Travel	9,000	8,000
Other	20,000	15,000
Cash used in Operations	$220,000	$170,000

The majority of the expenditures were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three-month period ended March 31, 2020 was $219,000 in comparison with $167,000 sourced during the same period last year. The funds sourced from lines of credit provided by the Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2020 and 2019 covered the operating and product development activities of the Company.

Short- and Long-Term Liquidity

As of March 31, 2020, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,083,000	$1,083,000	$—	$—	$—
Promissory notes to related parties	3,032,000	3,032,000	—	—	—
Promissory notes to arm’s length parties	2,254,000	2,254,000	—	—	—
Interest payable	5,497,000	5,497,000	—	—	—
Line of credit	19,886,000	19,886,000	—	—	—
	$31,752,000	$31,752,000	$—	$—	$—

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2020 to the date of this 10Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2020, the Company had promissory notes payable and related interest payable, totalling $10,783,534 in default.

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
34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May 2020.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

