Form 10-Q
period 2020-06-30
ALR TECHNOLOGIES INC.
filed 2020-08-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 270,777,909 as of August 13, 2020.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2020 and 2019

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	June 30, 2020	December 31, 2019
	(unaudited)

Assets
Current assets:
Cash	$712	$1,838
Total assets	$712	$1,838

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,131,676	$1,128,081
Promissory notes payable to related parties	3,031,966	3,031,966
Promissory notes payable to unrelated parties	2,254,353	2,254,353
Interest payable	5,630,831	5,364,997
Lines of credit from related parties	20,472,110	19,310,707
Total liabilities	32,520,936	31,090,104

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2019 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2019 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2019 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 270,777,909 shares of common stock (December 31, 2019 - 268,777,909 shares of common stock)	270,777	268,777
Additional paid-in capital	56,848,086	56,298,702
Accumulated deficit	(89,639,087)	(87,655,745)
Stockholders’ deficit	(32,520,224)	(31,088,266)
Total liabilities and stockholders’ deficit	$712	$1,838

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Expenses
General, selling and administration	$131,359	$641,942	$254,404	$986,683
Product development costs	122,551	1,162,879	217,761	1,217,901
Professional fees	429,246	208,957	466,550	437,234
Loss from operations	683,156	2,013,778	938,715	2,641,818

Other Expense
Interest	525,636	1,586,936	1,044,627	2,082,829
Total other expense	525,636	1,586,936	1,044,627	2,082,829
Net loss	$(1,208,792)	$(3,600,714)	$(1,983,342)	$(4,724,647)
Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	270,777,909	245,955,687	270,291,721	244,366,798

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(1,983,342)	$(4,724,647)
Stock-based compensation-interest	—	1,085,371
Stock-based compensation-product development costs	18,804	1,048,318
Stock-based compensation-professional fees	391,843	392,677
Stock-based compensation-selling, general and administration	—	805,865
Non-cash imputed interest expenses	60,737	60,856
Accrued interest on lines of credit	719,455	672,145
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	83,595	48,507
Increase in interest payable	265,834	264,434

Net cash used in operating activities	(443,074)	(346,474)

FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	441,948	346,819

Net cash provided by financing activities	441,948	346,819

Increase (decrease) in cash	(1,126)	345
Cash, beginning of period	1,838	3,378

Cash, end of period	$712	$3,723

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

1.       Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. On May 16, 2020, the Company incorporated a wholly owned subsidiary, ALR Technologies Sg Pte. Ltd., under the Companies Act of Singapore. The Company has developed its Diabetes Management Solution which is a comprehensive approach to diabetes care consisting of data collection, predictive A1C, insulin dosage adjustment suggestions, performance tracking, remote monitoring and diabetes test supplies. The Company is seeking commercial opportunities to deploy the Diabetes Management Solution in the United States of America, Canada and Singapore.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six-month periods ended June 30, 2020 and 2019 of $1,983,342 and $4,724,647, respectively. As of June 30, 2020, the Company is unable to self-finance its operations, has a working capital deficit of $32,520,224 (December 31, 2019 - $31,088,266), accumulated deficit of $89,639,087 (December 31, 2019 - $87,655,745), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $32,520,936 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman’s family through lines of credit facilities with available borrowing in the principal amount up to $10,300,000 (as of June 30, 2020 the total principal balance outstanding was $10,200,673) (note 5). During 2020, the Company has continued to receive financing from the Chairman in excess of the borrowing limit of the line of credit it has available. The amounts received by the Company from the Chairman have been borrowed under the same terms as the line of credit. The Company and the Chairman have not entered into a new agreement for the amount of borrowing available.

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

For the Six Months Ended June 30, 2020

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

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of June 30, 2020 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2020 and December 31, 2019 and the results of operations and cash flows as of June 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	June 30, 2020	December 31, 2019

Accounts payable	$897,573	$887,423
Accrued liabilities	234,103	240,658

	$1,131,676	$1,128,081

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		June 30, 2020	December 31, 2019

Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, due on demand:

i.	Interest at 1% per month	$720,619	$720,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the U.S. bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$3,031,966	$3,031,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		June 30,	December 31,
		2020	2019

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		60,000	60,000
Total Promissory Notes Payable to Unrelated Parties		$2,254,353	$2,254,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2018	$4,836,127
Interest incurred on promissory notes payable	528,870

Balance, December 31, 2019	5,364,997
Interest incurred on promissory notes payable	265,834

Balance, June 30, 2020	$5,630,831
10

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	June 30,	December 31,
	2020	2019

Related parties (relatives of the Chairman)	$3,035,643	$2,876,280
Non-related parties	2,595,188	2,488,717

	$5,630,831	$5,364,997

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the six months ended June 30, 2020, the Company incurred interest expense of $1,044,627 (2019 - $2,082,829) substantially as follows:

·	$719,455 (2019 - $672,168) incurred on lines of credit payable;
·	$264,435 (2019 - $264,434) incurred on promissory notes payables as shown in note 4(b);
·	60,737 (2019 - $60,856) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$nil (2019 - $1,085,371) incurred related to the modification of the option held by creditors of the Company to acquire shares of common stock which were granted as consideration for providing financing to the Company.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

5.        Lines of Credit

As of June 30, 2020, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 10,200,673	$ 6,175,119	$ 16,375,792	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	2,096,318	4,096,318	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$ 12,200,673	$ 8,271,437	$ 20,472,110

As of December 31, 2019, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,757,325	$5,576,997	$15,334,322	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,976,385	3,976,385	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,757,325	$ 7,553,382	$ 19,310,707

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

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock

During the period ended June 30, 2020:

On March 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share for a purchase price of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

During the year ended December 31, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000. As consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000. As consideration, the Company retired accounts payable totaling $15,000.

7.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	5,236,401,500	$0.003	5,014,851,500	$0.002
Granted	30,500,000	$0.035	254,050,000	$0.028
Exercised	-	$-	(26,000,000)	$(0.003)
Cancelled / Expired	(13,500,000)	$(0.034)	(6,500,000)	$(0.015)
Outstanding, end of period	5,253,401,500	$0.004	5,236,401,500	$0.003

Exercisable, end of period	5,162,401,500	$0.003	5,154,901,500	$0.003

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended June 30, 2020:

On April 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock at a price of $0.035 per share for a term of five years. The fair value of the options granted totaling $391,843 was fully recorded at grant.

On May 12, 2020, the Company amended the option to acquire 40,000,000 shares of common stock granted on June 12, 2019 to extend the period of vesting from May 31, 2020 to December 31, 2020. None of these options have vested to date.

On May 18, 2020, the Company granted one consultant the option to acquire 500,000 shares of common stock of the Company at a price of $0.035 per share until May 17, 2024. The fair value of the options granted totaling $18,725 was fully recorded at grant.

On June 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share until May 31, 2025 subject to the consultant contributing to the successful launch of the ALRT Diabetes Solution in Canada, including the enrolment of at least 20,000 patients. The fair value of the options granted totaling $621,853 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

On June 5, 2020, the Company granted one sales agent the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share until May 31, 2025 subject to the agent enrolling 20,000 patients into the ALRT Diabetes Solution by May 31, 2021. The fair value of the options granted totaling $494,868 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

During the six-month period ended June 30, 2020, the Company recorded a further $79 (June 30, 2019 - $824) in compensation expense related to vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

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

On May 31, 2019, the Company granted options to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share for a term of one year to one consultant. The option to acquire 10,000,000 shares would vest based on achievements of performance milestones. The fair value of the options granted totaling $399,722 was not recorded, as it cannot be determined that it is more likely than not that the performance conditions will be met. These options expired on May 30, 2020.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

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

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options Outstanding:

The options outstanding at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 30, 2020	-	$-	$-	10,000,000	$0.035	$-
July 1, 2021	4,365,001,300	$0.002	$0.037	4,365,001,300	$0.002	$0.015
November 27, 2022	6,950,000	$0.015	$0.024	7,200,000	$0.015	$0.002
January 31, 2023	40,500,000	$0.015	$0.024	40,500,000	$0.015	$0.002
June 13, 2023	5,000,000	$0.015	$0.024	5,000,000	$0.015	$0.002
October 1, 2023	300,000	$0.050	$-	300,000	$0.050	$-
February 3, 2024	10,000,000	$0.035	$0.004	10,000,000	$0.035	$-
March 14, 2024	9,150,000	$0.035	$0.004	9,150,000	$0.035	$-
April 12, 2024	560,000,200	$0.002	$0.037	560,000,200	$0.002	$0.015
April 12, 2024	3,900,000	$0.015	$0.024	4,150,000	$0.015	$0.002
April 12, 2024	200,000	$0.030	$0.009	200,000	$0.030	$-
May 6, 2024	13,000,000	$0.035	$0.004	13,000,000	$0.035	$-
May 17, 2024	40,000,000	$0.050	$-	40,000,000	$0.050	$-
May 17, 2024	25,400,000	$0.035	$0.004	27,900,000	$0.035	$-
June 17, 2024	5,000,000	$0.050	$-	5,000,000	$0.050	$-
June 17, 2024	5,000,000	$0.035	$0.004	5,000,000	$0.035	$-
August 16, 2024	2,500,000	$0.050	$-	2,500,000	$0.050	$-
September 6, 2024	1,000,000	$0.050	$-	1,000,000	$0.050	$-
September 17, 2024	5,000,000	$0.035	$0.004	5,000,000	$0.035	$-
October 3, 2024	3,500,000	$0.035	$0.004	3,500,000	$0.035	$-
October 24, 2024	2,000,000	$0.035	$0.004	2,000,000	$0.035	$-
December 11, 2024	120,000,000	$0.015	$0.024	120,000,000	$0.015	$0.002
April 1, 2025	10,000,000	$0.035	$0.004	-	$-	$-
May 31, 2025	20,000,000	$0.035	$0.004	-	$-	$-
Total	5,253,401,500	$0.004	$0.036	5,236,401,500	$0.003	$0.014
Weighted Average Remaining Contractual Life		1.48			1.96

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The expense incurred related to stock options was allocated as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Interest expense	$—	$1,085,371	$—	$1,085,371
Product development	18,725	1,047,981	18,804	1,048,318
Professional	391,843	193,485	391,843	392,677
General, selling and administration	—	541,209	—	805,865

	$410,568	$2,868,046	$410,647	$3,332,231

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2020	December 31, 2019

Risk-free interest rate	0.38%	1.84%
Expected life	4.9 Years	5 years
Expected dividends	0%	0%
Expected volatility	320%	306%
Forfeiture rate	0	0%

The weighted average fair value for the options granted during the six months ended June 30, 2020 was $0.05 (December 31, 2019 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three months ended June 30, 2020		Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
	$		$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	79,171		74,780	157,963	149,562
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	363,001		338,895	719,455	672,145
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	-		1,085,371	-	1,085,371
Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	62,400		47,400	124,800	94,800
Stock options granted to four members of the Board of Directors of the Company	-		505,832	-	770,421
Selling, general and administration expense related to the modification of stock options to three members of the Board of Directors		-	799,625	-	799,625
Related party transactions included within product development expense:
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	30,000		60,000	60,000	60,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

9.       Commitments and Contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these amounts and could be subject to further action. The legal liability, totaling $1,207,768 (December 31, 2019 - $1,188,968), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $232,472 (December 31, 2019 - $220,472) related to one of these promissory notes.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

($ United States)

(Unaudited)

9.       Commitments and Contingencies (continued)

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020

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

10.       Subsequent Events

a)	On August 9, 2020, the Company’s Board of Directors approved the issuance of up to 240,000 common shares of the Company at $0.05 per share for a total amount of $12,000 for the provision of services.

b)	On August 9, 2020, the Company’s Board of Directors approved the issuance of up to 69,500,000 options subject to the optionees entering into concurrent agreements with the Company based on their related sales, consulting or employment roles. All options have an exercise price of $0.05 per share with 22,000,000 options expiring on May 17, 2024 and 47,500,000 options expiring on May 31, 2025.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

On February 11, 2020, the Company entered into an agreement with Singapore General Hospital (“SGH”) to jointly undertake a novel remote diabetes management pilot to prove the efficacy of the ALRT Diabetes Solution in insulin-treated diabetes patients.

On February 14, 2020, the Company entered into a debt settlement agreement with an unrelated party whereby the parties agreed to settle amounts of $80,000, consisting of $60,000 accounts payable and $20,000 for the provision of services under a Services Agreement dated January 1, 2020, with the issuance of 2,000,000 restricted shares of common stock of the Company. The restricted shares of common stock were issued on March 11, 2020.

On April 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock at a price of $0.035 per share for a term of five years.

On May 12, 2020, the Company amended the option to acquire 40,000,000 shares of common stock granted on June 12, 2019 to extend the period of vesting from May 31, 2020 to December 31, 2020. None of these options have vested to date.

On May 18, 2020, the Company granted one consultant the option to acquire 500,000 shares of common stock of the Company at a price of $0.035 per share until May 17, 2024.

On May 20, 2020, the Company signed agreements with clinics of Centrus Health Kansas City to conduct a clinical pilot with four Centrus Health primary care clinics. The pilot is intended to demonstrate the clinical usefulness of the ALRT Diabetes Solution in improving diabetes patient outcomes while reducing the cost of care.

On June 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share until May 31, 2025 subject to the consultant contributing to the successful launch of the ALRT Diabetes Solution in Canada, including the enrolment of at least 20,000 patients.

On June 5, 2020, the Company granted one sales agent the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share until May 31, 2025 subject to the agent enrolling 20,000 patients into the ALRT Diabetes Solution by May 31, 2021.

On June 30, 2020, the Company entered into an agreement with Bionime Corporation to market and sell the ALRT Diabetes Solution to diabetes patients of private physicians in Singapore. The ALRT offers a comprehensive approach to diabetes and includes Bionime’s Rightest GM700SB blood glucose meter and test strips. Bionime's marketing team will call on the private physician practices in Singapore and the larger private practice groups. The doctors will provide an enrollment package that contains a Bionime blood glucose meter and all testing supplies. Refills of testing supplies will be picked up by patients at their doctor’s office on a quarterly basis. Patients will be instructed to download the free ALRT App for mobile phones or tablets, compatible with Android and iOS devices and use Bluetooth to upload their blood glucose readings from their meters once per week. The cost of the ALRT Diabetes Solution offering will be less than the cost of test supplies available in pharmacy chains.

Recent Developments – Subsequent to June 30, 2020

None

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

According to lead study author Dr. Kevin Pantalone of Cleveland Clinic’s Endocrinology & Metabolism Institute, “Short of a patient reporting non-adherence to their existing regimen of diabetes therapies, it is hard to imagine a reason why treatment intensification was not observed more frequently, when indicated, particularly in patients with an A1c ≥ 9%. In general, if intensification does not occur, the A1c can be expected to stay the same or get worse, it is not magically going to get better”. (emphasis added)

ALRT Diabetes Solution

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

ALRT Diabetes System

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

ALRT Pre-Diabetes System

A prevention-based feature of the Diabetes Solution, the ALRT Prediabetes Systems has been designed in direct response to discussions with government healthcare authorities for a scalable solution to the growing problem of prediabetes. The Prediabetes Solution provides patients with educational videos and supplemental content formatted for mobile devices and a private online community to discuss disease management (e.g., support, weight loss, diet, etc.). Most importantly, the System tracks patients and reminds them to test their A1C according to payer protocols.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the six months ended June 30, 2020 and 2019, which have been prepared in accordance with GAAP.

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may materially differ from our estimates.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. See note 1 of the condensed consolidated financial statements.

Due to our being a development stage company and not having generated significant revenues, in the notes to our consolidated financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

Results of Operations

	Six Months Ended June 30

			Amount (%)	Amount ($)
	2020	2019	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$254,000	987,000	(74)	(733,000)
Product development	218,000	1,218,000	(82)	(1,000,000)
Professional fees	467,000	437,000	7	30,000
Total Operating Expenses	939,000	2,642,000	(64)	(1,703,000)

Other Item
Interest expense	1,045,000	2,083,000	(50)	(1,038,000)
Net Loss	$(1,984,000)	(4,725,000)	(58)	(2,741,000)

The net loss for the Company’s six-month period ended June 30, 2020 was significantly impacted by the grant of options to incentivize personnel as follows as compared to the same period on the previous year:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Options Granted as Compensation	30,500,000	112,550,000
Options Modified as Compensation	-	564,350,200
Compensation Expense Recognized from Option Grants and Modifications	$411,000	$3,332,231
Value of Options Granted as Consideration	$0.05	$0.04
Compensation expense from Options Granted or Options Modified as a percentage of Net Loss for the Period	21%	71%

The net loss for the six months ended June 30, 2020 was 58% ($2,741,000) lower than the net loss at June 30, 2019 as a result of a reduction of option expense of $2,921,000 incurred during 2020 as compared to the same period in 2019. During the six months ended June 30, 2020 the Company recognized $411,000 of compensation expense related to the grant of options as compared the six months ended June 30, 2019 whereby the Company recognized $3,332,000 of compensation expense related to the grant and modification of options. The fair value from the grant and the modification of the options accounted for 107% of the reduction in net loss from the six months ended June 30, 2019 to June 30, 2020. Of the options granted to acquire 30,500,000 shares of common stock granted during the six months ended June 30, 2020, 20,000,000 with a fair value of approximately $1.117M did not vest and were not recorded during the period.

Results of Operations (continued)

General, selling and administrative expenses. General, selling and administrative costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. From the six-month period ended June 30, 2020 as compared to the six-month period ended June 30, 2019, there was a significant variance in the total expense incurred related primarily to the grant of stock options. During the six months ended June 30, 2020 the Company did not grant any options which vested to personnel classified under General, Selling and Administrative. During the six months ended June 30, 2019, the Company granted 20,650,000 options which vested immediately to personnel. By type of general and administrative cost, the variance can be seen as follows:

	Six Months Ended June 30,	Six Months Ended June 30,	Amount ($) Increase / (Decrease)
	2020	2019

General, selling and administrative:
Salaries and consulting fees	$185,000	113,000	72,000
Stock-based compensation	—	806,000	(806,000)
Travel and trade shows	14,000	28,000	(14,000)
Website and information technology	18,000	8,000	10,000
Public company costs	21,000	8,000	13,000
Other general and administrative costs	16,000	24,000	(8,000)
Total	$254,000	987,000	(733,000)

During the six-month period ended June 30, 2020, aside from the grant of stock options, the Company’s selling, general and administrative operating expenses increased by $73,000 as compared to the same period in 2019. The increase was substantially driven by increased amounts paid to consultants of the Company.

Product development costs. Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. The change in balance from the previous year is the result of decrease in compensation expense of $1,029,000 related to the grant of the options to acquire 26,900,000 shares of common stock to the Company’s development team during the six months ended June 30, 2019. During the current year, the Company granted the option to acquire 500,000 shares of common stock to members of its technical team.

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was an increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$58,000	35,000	23,000
Legal fees	17,000	9,000	8,000
Stock-based compensation	392,000	393,000	(1,000)
Total	$467,000	437,000	30,000

The increase in professional fees can be attributed to the Company retaining additional personnel during the current year and incurring increased legal fees related to patent filings.

Results of Operations (continued)

Interest expense. Interest expense was from the following sources for the six-month periods ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest expense
Interest expense incurred on stock options modified	$—	$1,085,000
Interest expense incurred on lines of credit	120,000	672,000
Interest expense incurred on promissory notes	264,000	264,000
Imputed interest on zero interest loans	61,000	61,000
Total	$445,000	$2,082,000

Interest on Promissory Notes

There were not any changes in the amount of promissory notes outstanding from June 30, 2019 to June 30, 2020. The interest incurred on promissory note was consistent during the three months ended June 30, 2020 and 2019.

Interest on Lines of Credit

The Company has two line of credit facilities that had balances as follows:

	June 30, 2020	June 30, 2019	Amount ($) Increase / (Decrease)
Lines of Credit:

Line of credit provided by Sidney Chan	$10,201,000	$9,371,000	$830,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$12,201,000	$11,371,000	$830,000

The Company incurred interest on the lines of credit as follows:

Interest Expense on Lines of Credit:	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Amount ($)
			Increase / (Decrease)

Interest expense incurred on line of credit from Sidney Chan during the year	$599,000	$552,000	$47,000
Interest expense incurred on line of credit from Christine Kan during the year	120,000	120,000	-
Total	$719,000	$672,000	$47,000

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

Results of Operations (continued)

	Three Months Ended June 30

			Amount (%)	Amount ($)
	2020	2019	Increase /	Increase /
			(Decrease)	(Decrease)
Operating Expenses
General, selling and administrative	$131,000	642,000	(80)	$(511,000)
Product development	123,000	1,163,000	(89)	(1,040,000)
Professional fees	429,000	209,000	105	220,000
Total Operating Expenses	683,000	2,014,000	(66)	1,331,000

Other Item
Interest expense	526,000	1,587,000	(67)	1,061,000
Net Loss	$(1,209,000)	(3,601,000)	(66)	$(2,392,000)

The net loss for the three months ended June 30, 2020 decreased by 66% ($2,392,000) as compared to the same period in the prior year as a result of the grant of an option to acquire shares of common stock of the Company and modification of options previously issued for a total fair value of $2,868,045. The decrease in the fair value of the options granted in 2020 accounted for 103% of the decrease in net loss of the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Number of Options Granted or Modified	30,500,000	665,250,200
Value of Options Granted or Modified as Consideration	$411,000	$2,868,000
Percentage of Net Loss	34%	80%

Liquidity and Capital Resources

Working Capital
	As at June 30, 2020	As at December 31, 2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$1,000	$2,000	(1,000)	(50)
Current Liabilities	$32,521,000	$31,090,000	1,431,000	5
Working Capital Deficiency	$(32,520,000)	$(31,088,000)	(1,432,000)	(5)

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

Current Assets

The Company’s nominal current assets as at June 30, 2020 and December 31, 2019 consists of cash.

Current Liabilities

The Company has current liabilities of $32,521,000 as at June 30, 2020 as compared to $31,090,000 as at December 31, 2019. Current liabilities were as follows:

	June 30, 2020	December 31, 2019	Change $	Change %
Accounts payable and accrued liabilities	$1,132,000	1,128,000	4,000	0
Promissory notes payable to related parties	3,032,000	3,032,000	—	—
Promissory notes payable to unrelated parties	2,254,000	2,254,000	—	—
Interest payable	5,629,000	5,365,000	264,000	5
Lines of credit to related parties	20,474,000	19,311,000	1,163,000	6
Total current liabilities	$32,521,000	31,090,000	1,431,000	5

The increase in interest payable of $264,000 relates to accrued interest incurred on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

The fluctuations in accounts payable occurred as part of operations.

The increase in the lines of credit payable of approximately $1,163,000 is attributable to borrowings of:

·	$443,000 to fund operations, product development activities, overhead, administrative requirements and business development activities; and
·	$720,000 of accrued interest incurred on the principal of the borrowed amounts.

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows used in Operating Activities	$(443,000)	$(346,000)
Cash Flows provided by Financing Activities	442,000	347,000
Net change in Cash During Period	$(1,000)	$1,000

Cash Balances and Working Capital

As of June 30, 2020, the Company’s cash balance was $712 compared to $1,838 as of December 31, 2019.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2020 was $443,000 in comparison with $346,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Product development consulting and expenses	$139,000	$117,000
Management and employees’ compensation	185,000	113,000
Professional fees and related accounts payable	56,000	66,000
Travel and trade shows	13,000	28,000
Other	50,000	22,000
Cash used in Operations	$443,000	$346,000

The majority of the expenditures were to fund product development costs, pay professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six-month period ended June 30, 2020 was $442,000 in comparison with $347,000 sourced during the same period last year. The funds sourced from lines of credit provided by Chairman of the Board and a relative of the Chairman of the Board. The loans received in 2020 and 2019 covered the operating, product development and market development requirements for the Company to repay certain accounts payable.

Short- and Long-Term Liquidity

As of June 30, 2020, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments due by period
		Less than	1-3	3-5	More Than
	Total	1 year	years	years	5 Years

Accounts payable and accrued liabilities	$1,132,000	$1,132,000	$—	$—	$—
Promissory notes to related parties	3,032,000	3,032,000	—	—	—
Promissory notes to arm’s length parties	2,254,000	2,254,000	—	—	—
Interest payable	5,629,000	5,629,000	—	—	—
Lines of credit from related parties	20,474,000	20,474,000	—	—	—
	$32,521,000	$32,521,000	$—	$—	$—

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

As at June 30, 2020, the Company had promissory notes payable and related interest payable, totalling $10,916,000 in default.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August 2020.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

