Form 10-Q
period 2020-09-30
ALR TECHNOLOGIES INC.
filed 2020-11-13
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 511,020,709 as of November 13, 2020.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2020 and 2019

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	September 30, 2020	December 31, 2019
	(unaudited)

Assets
Current assets:
Cash	$708	$1,838
Total assets	$708	$1,838

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,154,250	$1,128,081
Promissory notes payable to related parties	3,031,966	3,031,966
Promissory notes payable to unrelated parties	2,254,353	2,254,353
Interest payable	3,443,108	5,364,997
Lines of credit from related parties	11,366,377	19,310,707
Total liabilities	21,250,054	31,090,104

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 (December 31, 2019 - 500,000,000) shares of preferred stock with a par value of $0.001 per share
Shares issued and outstanding: Nil (December 31, 2019 - Nil) shares of preferred stock were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 (December 31, 2019 - 10,000,000,000) shares of common stock with a par value of $0.001 per share
Shares issued and outstanding: 511,020,709 shares of common stock (December 31, 2019 - 268,777,909 shares of common stock)	511,020	268,777
Additional paid-in capital	69,788,703	56,298,702
Accumulated deficit	(91,549,069)	(87,655,745)
Stockholders’ deficit	(21,249,346)	(31,088,266)
Total liabilities and stockholders’ deficit	$708	$1,838

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses
General, selling and administration	$106,389	$392,110	$360,793	$1,378,793
Product development costs	1,229,135	309,088	1,446,896	1,526,989
Professional fees	41,256	31,229	507,806	468,463
Loss from operations	1,376,780	732,427	2,315,495	3,374,245
Other Expenses
Interest	533,202	507,184	1,577,829	2,590,013
Total other expenses	533,202	507,184	1,577,829	2,590,013
Net loss	$(1,909,982)	$(1,239,611)	$(3,893,324)	$(5,964,258)
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	294,353,818	268,777,909	278,400,560	252,587,433

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(3,893,324)	$(5,964,258)
Stock-based compensation-product development costs	1,156,201	1,243,406
Stock-based compensation-general, selling and administration	—	1,124,395
Stock-based compensation-professional fees	391,843	392,677
Stock-based compensation-interest expense	—	1,085,371
Non-cash imputed interest expenses	92,066	91,867
Accrued interest on line of credit	1,089,110	1,016,122
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	106,169	90,598
Increase in interest payable	396,653	396,652

Net cash used in operating activities	(661,282)	(523,170)

FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	648,018	520,388
Proceeds from issuance of shares	12,134	—

Net cash provided by financing activities	660,152	520,388

Decrease in cash	(1,130)	(2,782)
Cash, beginning of period	1,838	3,378

Cash, end of period	$708	$596

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

1.       Basis of Presentation, Nature of Operations and Going Concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. On May 16, 2020, the Company incorporated a wholly owned subsidiary, ALR Technologies Sg Pte. Ltd., under the Companies Act of Singapore. The Company has developed its Diabetes Management Solution, which is a comprehensive approach to diabetes care consisting of data collection, predictive A1C, insulin dosage adjustment suggestions, performance tracking, remote monitoring and diabetes test supplies. The Company is seeking commercial opportunities to deploy the Diabetes Management Solution in the United States of America, Canada and Singapore.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) in US dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine months ended September 30, 2020 and 2019 of $3,893,324 and $5,964,258, respectively. As of September 30, 2020, the Company is unable to self-finance its operations, has a working capital deficit of $21,249,346 (December 31, 2019 - $31,088,266), accumulated deficit of $91,549,069 (December 31, 2019 - $87,655,745), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance that the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable, interest payable, lines of credit and promissory notes payable totaling $21,250,054 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding the above debts. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line and, ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. The Company has obtained short-term financing from its chairman through lines of credit facilities with available borrowing in the principal amount up to $10,300,000 (as of September 30, 2020 the total principal balance outstanding was $9,366,378) (note 5).

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

For the Nine Months Ended September 30, 2020

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

In March 2020, the World Health Organization declared coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies and financial markets globally, potentially leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

2.       Significant Accounting Policies

The unaudited condensed consolidated financial statements as of September 30, 2020 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2020 and December 31, 2019 and the results of operations and cash flows as of September 30, 2020 and 2019, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	September 30, 2020	December 31, 2019

Accounts payable	$922,542	$887,423
Accrued liabilities	231,708	240,658

	$1,154,250	$1,128,081

4.       Promissory Notes and Interest Payable

a)       Promissory notes payable to related parties:

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties		September 30, 2020	December 31, 2019

Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, due on demand:

i.	Interest at 1% per month	$720,619	$720,619

ii.	Interest at 1.25% per month	51,347	51,347

iii.	Interest at the US bank prime rate plus 1%	100,000	100,000

iv.	Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, due on demand		1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties		$3,031,966	$3,031,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties		September 30,	December 31,
		2020	2019

Unsecured promissory notes payable to unrelated lenders:

i.	Interest at 1% per month, repayable on March 31, 2009, due on demand	$450,000	$450,000

ii.	Interest at 1% per month, with $50,000 repayable on December 31, 2004, $75,000 repayable on August 18, 2007, $75,000 repayable on November 19, 2007 and the balance due on demand. All are due on demand, accruing interest at the same rate	887,456	887,456

iii.	Interest at 0.625% per month, with $50,000 repayable on October 5, 2004, $40,000 repayable on December 31, 2004 and $60,000 repayable on July 28, 2006, all due on demand	150,000	150,000

iv.	Non-interest-bearing, repayable on July 17, 2005, due on demand	270,912	270,912

v.	Interest at 0.667% per month, repayable at $25,000 per month beginning October 2009, none repaid to date	310,985	310,985

vi.	Interest at 0.667% per month, with $125,000 due January 15, 2011	125,000	125,000

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month		60,000	60,000
Total Promissory Notes Payable to Unrelated Parties		$2,254,353	$2,254,353

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable

Balance, December 31, 2018	$4,836,127
Interest incurred on promissory notes payable	528,870

Balance, December 31, 2019	5,364,997
Interest incurred on promissory notes payable	396,653
Interest applied to purchase shares of common stock (note 6)	(2,318,542)

Balance, September 30, 2020	$3,443,108

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

4.       Promissory Notes and Interest Payable (continued)

c)       Interest payable (continued)

	September 30,	December 31,
	2020	2019

Related parties (relatives of the Chairman)	$794,684	$2,876,280
Non-related parties	2,648,424	2,488,717

	$3,443,108	$5,364,997

Historically, all interest payable is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the nine months ended September 30, 2020, the Company incurred interest expense of $1,577,829 (2019 - $2,590,013) substantially as follows:

·	$1,089,110 (2019 - $1,016,123) incurred on lines of credit payable;
·	$396,653 (2019 - $396,652) incurred on promissory notes payable, as shown in note 4(b);
·	$92,066 (2019 - $91,867) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$nil (2019 - $1,085,371) incurred related to the modification of the option held by creditors of the Company to acquire shares of common stock that were granted as consideration for providing financing to the Company.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

5.        Lines of Credit

As of September 30, 2020, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Amount Outstanding	Accrued Interest	Total	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,366,377	-	$ 9,366,377	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	-	2,000,000	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,366,377	-	$11,366,377

On September 21, 2020, the Company entered into a shares for debt arrangement with the Chairman and his spouse to issue an aggregate of 240,000,000 restricted shares of common stock at a price of $0.05 per share in exchange for the retirement of $12,000,000 of liabilities. Included in the liabilities settled is the line of credit principal of $1,038,967 and line of credit accrued interest of $8,642,491 (note 6).

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock

During the period ended September 30, 2020:

i)	On March 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share for a purchase price of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

ii)	On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,134.

iii)	On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate of 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

·	Promissory Notes - Accrued interest - $ 2,318,542
·	Line of Credit - Accrued interest - $ 8,642,491
·	Line of Credit - Principal - $ 1,038,967

During the year ended December 31, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000. As consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000. As consideration, the Company retired accounts payable totaling $15,000.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.       Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Outstanding, beginning of period	5,236,401,500	$0.003	5,014,851,500	$0.002
Granted	105,000,000	$0.046	254,050,000	$0.028
Exercised	-	$-	(26,000,000)	$(0.003)
Cancelled / Expired	(13,500,000)	$(0.034)	(6,500,000)	$(0.015)
Outstanding, end of period	5,327,901,500	$0.004	5,236,401,500	$0.003

Exercisable, end of period	5,184,401,500	$0.003	5,154,901,500	$0.003

During the period ended September 30, 2020:

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

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2020 (continued):

On September 1, 2020, the Company granted 13 individuals the option to acquire an aggregate 74,500,000 options at an exercise price of $0.05 per share; 22,000,000 stock options, which vested at the time of grant, will expire on May 17, 2024 and 52,500,000 stock options, which vest upon achievement of performance conditions, will expire on May 31, 2025. None of the stock options with performance vesting conditions have vested. The fair value of the options granted totals $3,854,619, of which $1,137,397 related to the stock options that have vested was recorded and $2,717,222 related to the options that have not vested was not recorded.

During the nine months ended September 30, 2020, the Company recorded a further $79 (September 30, 2019 - $1,062) in compensation expense related to vesting of stock options granted in previous years.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the year ended December 31, 2019 (continued):

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

During the year ended December 31, 2019 (continued):

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

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding:

The options outstanding at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 30, 2020	-	$-	$-	10,000,000	$0.035	$-
July 1, 2021	4,365,001,300	$0.002	$0.069	4,365,001,300	$0.002	$0.015
November 27, 2022	6,950,000	$0.015	$0.056	7,200,000	$0.015	$0.002
January 31, 2023	40,500,000	$0.015	$0.056	40,500,000	$0.015	$0.002
June 13, 2023	5,000,000	$0.015	$0.056	5,000,000	$0.015	$0.002
October 1, 2023	300,000	$0.050	$0.021	300,000	$0.050	$-
February 3, 2024	10,000,000	$0.035	$0.036	10,000,000	$0.035	$-
March 14, 2024	9,150,000	$0.035	$0.036	9,150,000	$0.035	$-
April 12, 2024	560,000,200	$0.002	$0.069	560,000,200	$0.002	$0.015
April 12, 2024	3,900,000	$0.015	$0.056	4,150,000	$0.015	$0.002
April 12, 2024	200,000	$0.030	$0.041	200,000	$0.030	$-
May 6, 2024	13,000,000	$0.035	$0.036	13,000,000	$0.035	$-
May 17, 2024	62,000,000	$0.050	$0.021	40,000,000	$0.050	$-
May 17, 2024	25,400,000	$0.035	$0.036	27,900,000	$0.035	$-
June 17, 2024	5,000,000	$0.050	$0.021	5,000,000	$0.050	$-
June 17, 2024	5,000,000	$0.035	$0.036	5,000,000	$0.035	$-
August 16, 2024	2,500,000	$0.050	$0.021	2,500,000	$0.050	$-
September 6, 2024	1,000,000	$0.050	$0.021	1,000,000	$0.050	$-
September 17, 2024	5,000,000	$0.035	$0.036	5,000,000	$0.035	$-
October 3, 2024	3,500,000	$0.035	$0.036	3,500,000	$0.035	$-
October 24, 2024	2,000,000	$0.035	$0.036	2,000,000	$0.035	$-
December 11, 2024	120,000,000	$0.015	$0.056	120,000,000	$0.015	$0.002
April 1, 2025	10,000,000	$0.035	$0.036	-	$-	$-
May 31, 2025	20,000,000	$0.035	$0.036	-	$-	$-
May 31, 2025	52,500,000	$0.050	$0.021	-	$-	$-
Total	5,327,901,500	$0.004	$0.067	5,236,401,500	$0.003	$0.014
Weighted Average Remaining Contractual Life		1.28			1.96

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

Options outstanding (continued):

The expense incurred related to stock options was allocated as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

General, selling and administration	$—	$318,530	$—	$1,124,395
Interest expense	—	—	—	1,085,371
Product development	1,137,397	195,088	1,156,201	1,243,406
Professional	—	—	391,843	392,677

	$1,137,397	$513,618	$1,548,044	$3,845,849

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2020	December 31, 2019

Risk-free interest rate	0.27%	1.84%
Expected life	4.6 years	5 years
Expected dividends	0%	0%
Expected volatility	313%	306%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2020 was $0.05 (year ended December 31, 2019 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	$	$	$	$
Related party transaction included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	78,982	74,782	236,945	224,344
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	369,655	343,978	1,089,110	1,016,123
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	-	-	-	1,085,371
Related party transactions included within general, selling and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	62,400	47,400	187,200	142,200
Stock options granted to four members of the Board of Directors of the Company	-	-	-	770,421
Selling, general and administration expense related to the modification of stock options to three members of the Board of Directors	-	-	-	799,625

Related party transactions included within product development costs
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	30,000	30,000	90,000	90,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

9.       Commitments and Contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these amounts and could be subject to further action. The legal liability, totaling $1,217,168 (December 31, 2019 - $1,188,968), of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $238,472 (December 31, 2019 - $220,472) related to one of these promissory notes. On September 23, 2020, the Company received a civil summons ordering the Company to pay $551,688 of principal and accrued interest in relation to one of the creditors noted above. This amount has been recorded and included in the amounts disclosed above.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

10.       Subsequent Events

a)	On October 12, 2020, the Company granted eight individuals the option to acquire an aggregate 34,800,000 options at an exercise price of $0.05 per share until May 25, 2025; 18,300,000 of the options vested at the time of grant while 16,500,000 of the options will vest upon the achievement of performance conditions.

b)	On November 4, 2020, the Company filed a preliminary Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for a maximum aggregate offering proceeds of $6,376,111.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 14, 2020, the Company entered into a debt settlement agreement with an unrelated party whereby the parties agreed to settle the amount of $80,000, consisting of $60,000 accounts payable and $20,000 for the provision of services under a Services Agreement dated January 1, 2020, with the issuance of 2,000,000 restricted shares of common stock of the Company. The restricted shares of common stock were issued on March 11, 2020.

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

On June 30, 2020, the Company entered into an agreement with Bionime Corporation (“Bionime”) to market and sell the ALRT Diabetes Solution to diabetes patients of private physicians in Singapore. ALRT offers a comprehensive approach to diabetes and includes Bionime’s Rightest GM700SB blood glucose meter and test strips. Bionime's marketing team will call on the private physician practices in Singapore and the larger private practice groups. The doctors will provide an enrollment package that contains a Bionime blood glucose meter and all testing supplies. Refills of testing supplies will be picked up by patients at their doctor’s office on a quarterly basis. Patients will be instructed to download the free ALRT App for mobile phones or tablets, compatible with Android and iOS devices and use Bluetooth to upload their blood glucose readings from their meters once per week. The cost of the ALRT Diabetes Solution offering will be less than the cost of test supplies available in pharmacy chains.

On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,134.

On August 26, 2020, the Company entered into a Memorandum of Understanding with Diabetes Singapore, establishing the collaboration between to the two parties to raise the diabetes management standard in Singapore. The collaboration intends to develop a diabetes management program for current and prospective members of Diabetes Singapore. The parties held a launch event in October 2020 and are working towards a definitive agreement.

On September 1, 2020, the Company granted 13 individuals the option to acquire an aggregate of 74,500,000 options at an exercise price of $0.05 per share; 22,000,000 stock options, which vested at the time of grant, will expire on May 17, 2024 and 52,500,000 stock options, which vest upon achievement of performance conditions, will expire on May 31, 2025. None of the stock options with performance vesting conditions have vested.

On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate of 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities. As part of this debt settlement agreement, the Chairman and the Company agreed to cancel the convertible debenture offering announced on September 25, 2017, and as further updated on June 13, 2018, September 20, 2018 and April 18, 2019.

Recent Developments – Subsequent to September 30, 2020

On October 12, 2020, the Company granted eight individuals the option to acquire an aggregate 34,800,000 options at an exercise price of $0.05 per share until May 25, 2025; 18,300,000 of the options vested at the time of grant while 16,500,000 of the options will vest upon the achievement of performance conditions.

On November 4, 2020, the Company filed a preliminary Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share for a maximum aggregate offering proceeds of $6,376,111.

Financing

Convertible Debenture Financing

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

On September 20, 2018, the parties agreed to increase the proposed Financing from $5,000,000 to $7,000,000. On October 25, 2018, the parties agreed to increase the proposed Financing from $7,000,000 to $8,500,000 (the “Amended Financing”). On April 18, 2019, the parties agreed to increase the proposed financing from $8,500,000 to $22,000,000. The Company had reserved up to 500,000,000 shares of common stock with respect to the possible exercise of the Note.

The convertible debenture financing was never formalized and cancelled by mutual agreement by the Company and the Chairman concurrent with a debt settlement agreement undertaken on September 21, 2020.

Line of Credit Financing

On December 11, 2019, the Company and the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the Chairman to the Company from $8,500,000 to $10,300,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit.

Rights Offering

On November 4, 2020, the Company filed a preliminary Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share.

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

The ALRT Diabetes Solution addresses the five causes for not controlling diabetes with:

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

Results of Operations – Nine Months Ended September 30, 2020

	Nine Months Ended	Nine Months Ended	Amount (%)	Amount ($)
	September 30	September 30	Increase /	Increase /
	2020	2019	(Decrease)	(Decrease)
Operating expenses
General, selling and administrative	$360,000	1,379,000	(74)	(1,019,000)
Product development costs	1,447,000	1,527,000	(5)	(80,000)
Professional fees	508,000	468,000	9	40,000
Total operating expenses	2,315,000	3,374,000	(31)	(1,059,000)

Other items
Interest	1,578,000	2,590,000	(39)	(1,012,000)
Net Loss	$3,893,000	5,964,000	(35)	(2,071,000)

The net loss for the Company’s nine months ended September 30, 2020 decreased by 35% ($2,071,000) as compared to the same period in the prior year primarily as a result of the grant of options to acquire shares of common stock with a fair value recognized as consideration for services received decreasing by $2,298,000 from the prior year (2020: $1,548,000; 2019: $3,846,000)

The decrease of $2,298,000 of stock-based compensation during the period accounted for 111% of the decrease in net loss during the nine months ended September 30, 2020, as compared to the same period in the prior year. The balance of the increase was a result of an increase in personnel and interest costs incurred during the period.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Number of Options Granted	105,000,000	128,550,000
Value of Options Granted or Modified as Consideration Recognized in Net Loss	$1,548,000	$3,846,000
Percentage of Net Loss	40%	64%

Of the options granted to acquire shares of common stock in 2020 and 2019, the following did not vest and did not have any fair value recognized during each period.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Options Granted During Period	105,000,000	128,550,000
Options Granted During Period that have not vested	72,500,000	58,500,000
Value of Options Granted During Period that have not vested	$3,834,000	$2,334,000

The options were granted to incentive new personnel to join the Company to support its commercialization efforts and to retain and incentivize existing personnel for their continued services. The prior period option activity includes the modification of options held by the Chairman and his spouse pursuant to lending arrangements provided to the Company.

General, selling and administration expenses. General, selling and administration costs consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website costs, information technology costs and general costs incurred through day-to-day operations. For the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, there was both a significant increase and variance in the total expense incurred related primarily to the grant of stock options. By type of general and administration cost, the variance can be seen as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,	Amount ($) Increase / (Decrease)
	2020	2019

General, selling and administration:
Salaries and consulting fees	$271,000	183,000	88,000
Stock-based compensation	—	1,124,000	(1,124,000)
Travel and trade shows	20,000	34,000	(14,000)
Rent of corporate offices	1,000	1,000	—
Website and information technology	12,000	12,000	—
Public company costs	38,000	11,000	27,000
Other general and administrative costs	18,000	14,000	4,000
Total	$360,000	1,379,000	(1,019,000)

During the nine months ended September 30, 2020, aside from the grant of stock options, the Company’s general and administration operating expenses increased by $105,000 as compared to the nine months ended September 30, 2019 primarily as a result of increased compensation costs to management personnel.

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

Professional fees. Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, legal fees, diabetes care facilitators and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees. By type of professional cost, the variance can be seen as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Amount ($) Increase / (Decrease)

Professional fees:
Professionals retained	$71,000	34,000	37,000
Legal fees	33,000	18,000	15,000
Stock-based compensation	392,000	393,000	(1,000)
Audit and quarterly review fees	12,000	23,000	(11,000)
Total	$508,000	468,000	40,000

Interest expense. Interest expense was from the following sources for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Interest expense
Interest expense incurred on promissory notes	$397,000	$397,000
Interest expense incurred on lines of credit	1,089,000	1,016,000
Imputed interest on zero interest loans	92,000	92,000
Stock-based compensation	—	1,085,000
Total	$1,578,000	$2,590,000

Interest on Promissory Notes

There was no substantial change in the promissory notes principal balance outstanding from September 30, 2019 to September 30, 2020. Related to its promissory notes outstanding, the Company anticipates interest expense to be consistent with the results for the nine months ended September 30, 2020 moving forward.

Interest on Lines of Credit

On September 21, 2020, the Company entered into two shares for debt agreements with Sidney Chan and his spouse to issue 240,000,000 restricted shares of common stock at a price of $0.05 per share in exchange for the retirement of $12,000,000 of liabilities, including $1,039,000 of line of credit principal.

The Company has two line of credit facilities that had balances as follows:

	September 30, 2020	September 30, 2019	Amount ($) Increase / (Decrease)
Lines of Credit

Line of credit provided by Sidney Chan	$9,366,000	$9,545,000	(179,000)
Line of credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$11,366,000	$11,545,000	(179,000)

The Company incurred interest on the lines of credit as follows:

Interest Expense on Lines of Credit	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Amount ($) Increase /

			(Decrease)

Interest expense incurred on the line of credit from Sidney Chan during the period	$909,000	$836,000	73,000
Interest expense incurred on the line of credit from Christine Kan during the period	180,000	180,000	-
Total	$1,089,000	$1,016,000	73,000

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

Stock-based Compensation

On April 12, 2019, the Company modified options to acquire 564,350,200 shares of common stock of the Company by extending the expiry date to April 12, 2024. Of these options 560,000,200 were held by the Chairman and his spouse and were originally issued as partial consideration for funding provided to the Company. The cost of modifying these options was recorded as interest expense upon completion of the modification.

Results of Operations – Three Months Ended September 30, 2020

	Three Months Ended September 30	Three Months Ended September 30
			Amount ($) Increase /	Amount (%) Increase /
	2020	2019	(Decrease)	(Decrease)
Operating expenses
General, selling and administration	$106,000	$392,000	(286,000)	(73)
Product development costs	1,229,000	309,000	920,000	298
Professional fees	41,000	32,000	9,000	28
Total operating expenses	1,376,000	733,000	643,000	88

Other items
Interest	533,000	507,000	26,000	5
Net Loss	$1,909,000	$1,240,000	669,000	54

The net loss for the three months ended September 30, 2020 increased by 54% (or $669,000), as compared to the same period in the prior year primarily as a result of the grant of options to acquire shares of common stock with a fair value recognized as consideration for services received increasing by $804,000 from the prior year (2020: $1,137,000; 2019: $513,000); and

The increase of $804,000 of stock-based compensation during the period, which accounted for 120% of the increase in net loss during the three months ended September 30, 2020, as compared to the same period in the prior year. The balance of the increase was a result of an increase in personnel and interest costs incurred during the period.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Number of Options Granted	74,500,000	16,000,000
Value of Options Granted or Modified as Consideration and Recognized during the Period	$1,137,000	$513,000
Percentage of Net Loss	69%	41%

Of the options granted to acquire shares of common stock in 2020 and 2019, the following did not vest and did not have any fair value recognized during each period.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Options Granted During Period	74,500,000	16,000,000
Options Granted During Period that have not vested	52,500,000	3,500,000
Value of Options Granted During Period that did not vested during the period were not recognized	$2,717,000	$150,000

The options were granted to incentive new personnel to join the Company to support its commercialization efforts and to retain and incentivize existing personnel for their continued services.

Liquidity and Capital Resources

Working Capital
	As at September 30, 2020	As at December 31, 2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$1,000	$2,000	(1,000)	(50)
Current Liabilities	$21,250,000	$31,090,000	(9,840,000)	(32)
Working Capital Deficiency	$(21,249,000)	$(31,088,000)	(9,839,000)	(32)

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

Current Assets

The Company’s nominal current assets as at September 30, 2020 and December 31, 2019 consist of cash.

Current Liabilities

The Company has current liabilities of $21,250,000 as at September 30, 2020, as compared to $31,090,000 as at December 31, 2019. Current liabilities were as follows:

	September 30, 2020	December 31, 2019	Change $	Change %
Accounts payable and accrued liabilities	$1,155,000	1,128,000	27,000	2
Promissory notes payable to related parties	3,032,000	3,032,000	—	—
Promissory notes payable to unrelated parties	2,254,000	2,254,000	—	—
Interest payable	3,443,000	5,365,000	(1,922,000)	(36)
Lines of credit from related parties	11,366,000	19,311,000	(7,945,000)	(41)
Total current liabilities	$21,250,000	31,090,000	(9,840,000)	(32)

On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate of 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

·	Promissory Notes - Accrued interest - $ 2,318,542
·	Line of Credit - Accrued interest - $ 8,642,491
·	Line of Credit - Principal - $ 1,038,967

Accounts Payable and Accrued Liabilities

The fluctuations in accounts payable and accrued liabilities occurred as part of operations.

Interest Payable

The decrease in interest payable of $1,922,000 relates to the extinguishment of $2,319,000 of interest payable through the issuance of shares. The Company incurred accrued interest of $397,000 on promissory notes at their stated rates of interest. All of the promissory notes and related interest payable are overdue.

Lines of Credit to Related Parties

The decrease in the lines of credit payable of $7,945,000 is attributable to:

-	principal and accrued interest of $9,681,000 being applied for the purchase of shares of common stock;
-	borrowings of $647,000 to fund operations, product development activities, overhead, and its sales and marketing program; and
-	accrued interest of $1,089,000 incurred on the principal of the borrowed amounts during the year.

Cash Flows

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Cash Flows used in Operating Activities	$(661,000)	$(523,000)
Cash Flows provided by Financing Activities	660,000	520,000
Net Change in Cash During Period	$(1,000)	$(3,000)

Cash Balances

As of September 30, 2020, the Company’s cash balance was $708 compared to $1,838 as of December 31, 2019.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2020 was $661,000 in comparison with $523,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Product development consulting and expenses	$201,000	$194,000
Management and employees’ compensation	271,000	183,000
Professional fees and related accounts payable	96,000	94,000
Travel and trade shows	20,000	34,000
Public company costs	38,000	11,000
Other	35,000	7,000
Cash used in Operations	$661,000	$523,000

The majority of the expenditures were to repay overdue accounts payable owing to certain consultants, pay product development costs, pay accrued professional fees, and selling and administration costs associated with operating the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine months ended September 30, 2020 was $660,000 in comparison with $520,000 sourced during the same period last year. The funds were sourced from lines of credit provided by the Chairman of the Board. The financing received in 2020 and 2019 was used to fund the operating and product development activities of the Company and repaid certain accounts payable.

Short- and Long-Term Liquidity

As of September 30, 2020, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt, or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to curtail operations.

Tabular Disclosure of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years

Accounts payable and accrued liabilities	$1,155,000	$1,155,000	$—	$—	$—
Promissory notes to related parties	3,032,000	3,032,000	—	—	—
Promissory notes to unrelated parties	2,254,000	2,254,000	—	—	—
Interest payable	3,443,000	3,443,000	—	—	—
Lines of credit from related parties	11,366,000	11,366,000	—	—	—
	$21,250,000	$21,250,000	$—	$—	$—

The Company will continue to use the funds available from the lines of credit to cover administrative overhead and product development requirements until such time as it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the lines of credit to increase, as compared to the past six months, as it expects to commercially launch its Diabetes Management System during this period.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019, which have been prepared in accordance with GAAP.

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

Due to our being a development stage company and not having generated significant revenues, in the notes to our condensed consolidated financial statements, we have included disclosure regarding concerns about our ability to continue as a going concern.

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

During 2009, the following judgment was rendered against the Company: Niblock Financial Systems, Inc. et al v. ALR Technologies Inc. Forsyth County, North Carolina file number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of H. Gordon Niblock, plus court costs and attorney’s fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

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

On October 30, 2020 the Superior Court of Forsyth County, North Carolina issued an Order for Mediated Settlement Conference in Superior Court and Trial Calendar Notice. The deadline for Completion of the Mediated Settlement Conference is May 3, 2021. The tentative trial date in the absence of a mediated settlement is June 28, 2021.

Except as described above, as at the date of this Quarterly Report on Form 10-Q, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject. Please refer to Note 9. Commitments and Contingencies, of the consolidated financial statements for a description of outstanding judgements against the Company.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at September 30, 2020, the Company had promissory notes payable and related interest payable, totalling $8,729,427 in default.

ITEM 5.	OTHER INFORMATION.

On September 1, 2020, the Company failed to file a Form 8K when it granted 13 individuals the option to acquire an aggregate of 74,500,000 options at an exercise price of $0.05 per share; 22,000,000 stock options, which vested at the time of grant, will expire on May 17, 2024 and 52,500,000 stock options, which vest upon achievement of performance conditions, will expire on May 31, 2025. None of the stock options with performance vesting conditions have vested. The fair value of the options granted totals $3,854,619, of which $1,137,397 related to the stock options that have vested was recorded and $2,717,222 related to the options that have not vested was not recorded.

On October 12, 2020, the Company failed to file a Form 8K when it granted eight individuals the option to acquire an aggregate of 34,800,000 options at an exercise price of $0.05 per share until May 25, 2025; 18,300,000 of the options vested at the time of grant while 16,500,000 of the options vested upon achievement of performance conditions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2020.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

