Form 10-K
period 2020-12-31
ALR TECHNOLOGIES INC.
filed 2021-03-31
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,246,675 based on $0.06 as at June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at March 31, 2021, 526,317,344 shares of the registrant’s common stock were outstanding.

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

Unreliable Data

As noted in Gonder-Frederick, L.A., et al, “Self-Measurement of Blood Glucose: Accuracy of Self-Reporting Data and Adherence to Recommended Regimen” Diabetes Care, Volume 11, no. 7, July 1988, 77% of patient data contain errors.

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

The ALRT system monitors patient uploads and the underlying data providing more timely access to patient blood glucose data. Our system initiates interventions by notifying the HCP of out-of-range results, or failure to upload data in accordance with the requirements of the care plan. The ALRT system does not rely upon the patient for uploading data. The ALRT Diabetes Solution provides the notifications and audit trail needed for achieving best practice results. Its performance tracking allows care teams to identify areas in treatment plans that require change of improvement.

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

During 2019, the Company initiated support for continuous glucose monitoring (“CGM”) systems with the ALRT Diabetes Management Solution. CGM has become the standard of care for patients with type 1 diabetes and is quickly gaining favor with type 2 diabetes patients who use insulin.

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

The Company is first targeting customers located in the United States because of the large market potential but will also seek to obtain regulatory clearance and establish selling operations/agreements for sales and distribution in Canada, Europe, Australia, Singapore, and selected countries in Asia and South America.

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

Employees and Independent Contractors

The Company has one employee, 18 personnel under independent contractor and consulting arrangements and 3 contract sales agents. The consultants of the Company have contracts that outline their roles and responsibilities as independent contractor, as well as outline the confidentiality requirements for all matters pertaining to the Company.

Recent Developments

On February 11, 2020, the Company entered into an agreement with Singapore General Hospital to jointly undertake a novel remote diabetes management pilot to prove the efficacy of the ALRT Diabetes Solution in insulin-treated diabetes patients.

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

On June 30, 2020, the Company entered into an agreement with Bionime Corporation (“Bionime”) to market and sell the ALRT Diabetes Solution to diabetes patients of private physicians in Singapore. ALRT offers a comprehensive approach to diabetes and includes Bionime’s Rightest GM700SB blood glucose meter and test strips. Bionime's marketing team will call on the private physician practices in Singapore and the larger private practice groups. The doctors will provide an enrollment package that contains a Bionime blood glucose meter and all testing supplies. Refills of testing supplies will be picked up by patients at their doctor’s office on a quarterly basis. Patients will be instructed to download the free ALRT App for mobile phones or tablets, compatible with Android and iOS devices, and use Bluetooth to upload their blood glucose readings from their meters once per week. The cost of the ALRT Diabetes Solution offering will be less than the cost of test supplies available in pharmacy chains.

On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,140.

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

On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities. As part of this debt settlement agreements, the Chairman and the Company agreed to cancel the convertible debenture offering announced on September 25, 2017, and as further updated on June 13, 2018, September 20, 2018 and April 18, 2019.

On October 12, 2020, the Company granted eight individuals the option to acquire an aggregate of 34,800,000 shares of common stock at an exercise price of $0.05 per share until May 31, 2025; 18,300,000 of the options vested at the time of grant while 16,500,000 of the options will vest upon the achievement of performance conditions.

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111. On January 29, 2021 the Company issued 14,496,635 unrestricted shares of common stock related to proceeds received of $724,832.

On January 28, 2021 the Company’s board of directors approved the grant of options to acquire an aggregate of 47,000,000 shares of common stock at an exercise price of $0.05 per share with expiry dates between May 17, 2024 and December 31, 2025. All of the options granted have vesting conditions, of which 12,000,000 are time-based vesting conditions and 35,000,000 are performance based vesting conditions.

On February 8, 2021, the Company issued 800,000 shares of common stock for proceeds of $12,000 for the exercise of options at $0.015 per share.

On February 22, 2021 the Company granted three individuals the option to acquire an aggregate of 5,000,000 shares of common stock at an exercise price of $0.05 per share until May 17, 2024. All of the options granted will not vest until immediately before expiry.

Additional Financing

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

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. On January 28, 2021 the Company issued 14,496,635 unrestricted shares of common stock related to proceeds received of $724,832.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS.

Included in promissory notes payable and accrued interest payable, are the following recognized liabilities, which have involved legal proceedings:

1.	Mr. H. Gordon Niblock

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

On September 23, 2020, the Superior Court of Forsyth County, North Carolina issued a Civil Summons in regards to the amount owing for payment of $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons.

On October 30, 2020, the Superior Court of Forsyth County, North Carolina, issued an Order for Mediated Settlement Conference in Superior Court and Trial Calendar Notice. The deadline for Completion of the Mediated Settlement Conference is May 3, 2021. The tentative trial date in the absence of a mediated settlement is June 28, 2021.

Except as described above, as at the date of this Report on Form 10-K, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject. Please refer to Note 8, Commitments and Contingencies, of the consolidated financial statements for a description of outstanding judgments against the Company.

2)        Ms. Irene Ho

The Company owes a promissory note to Ms. Irene Ho that was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Ms. Irene Ho is approximately $606,000.

3)        Mr. Stan Link

Mr. Stan Link holds a note from the Company, which is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. This full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Mr. Stan Link is approximately $85,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (FINRA) under the symbol “ALRT”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:

Quarter Ended	High Bid [1]	Low Bid [1]
December 31, 2020	0.08	0.05
September 30, 2020	0.09	0.04
June 30, 2020	0.07	0.03
March 31, 2020	0.05	0.02
December 31, 2019	0.04	0.01
September 30, 2019	0.05	0.03
June 30, 2019	0.04	0.04
March 31, 2019	0.05	0.02

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2020, there were 511,020,709 common shares of the Company issued and outstanding.

As at December 31, 2020, there were 131 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

There were no other issuances of securities that were not under a registration statement during the year ended December 31, 2020 and the subsequent period to the date of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s business is focused on enhancement of adherence to disease and health care management programs through artificial intelligence, machine learning, patient monitoring and improved communications. The Company’s primary business markets are health care providers, the providers of health insurance, and the providers of disease and case management services, including the home care industry.

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

Revenue

The Company did not generate any revenue in 2020 or 2019. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Solution product, which is a diabetes management system that combines patient monitoring, patient adherence, care team communications, automated patient management and insulin dosage suggestions.

In October 2011, the Company announced that it had received FDA clearance to sell its Diabetes Management System in the United States. In 2012, the Company obtained HIPAA clearance for its Diabetes Management System. The Company since demonstrated that the average patient’s A1C was reduced by 1.2% over six months in both a clinical trial and a pilot program. Subsequently, the Company developed and obtained FDA clearance for Insulin Dose Adjustment and integrated into Predictive A1C, a patent pending innovation that the Company has exclusive right to utilize. The Company is ready to launch the Diabetes Management System commercially and is seeking a suitable opportunity.

Product Development

During the 2020 fiscal year, the majority of the Company’s product development efforts were expended to:

·	Further develop its Diabetes Solution;
·	Prepare for additional functionality to enhance care facilitation activity;
·	Increase compatibility and usability of the Diabetes Solution;
·	Integrate with payment processors in Singapore to prepare for customer enrollment;
·	Initiate development of its Diabetes Solution for compatibility with CGM technologies; and
·	Implement advances as a result of user feedback.

The Company is currently focusing its efforts on the commercial launch plans of the Diabetes Solution and undertaking development activities that will support the user experience in preparation for enrolling large populations of customers.

Product development and research costs were $1,433,000 in 2020 and $1,625,000 in 2019. Included in product development costs were stock-based compensation costs of $1,156,000 in 2020 and $1,243,000 in 2019.

Operating Capital

The Company has no revenues and has not generated any revenues since creating its Diabetes Solution. The Company is funding operations through the line of credit financing it has available. The majority of the Company’s expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and, from time to time, the grant of stock options in exchange for either 1) deferred payment, 2) agreements of note extensions, and 3) increased borrowing limits provided. All stock options granted related to the debts of the Company have been recorded at their fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable. Where the debt of the Company is a line of credit arrangement with no fixed terms of repayment, the stock option expense is fully recognized at the time of grant.

There is no certainty of the timing or amount of cash flows from sales, and if sales do begin, there is no certainty that it will reach the level necessary to cover operating costs and costs to service the Company’s debts. The Company has limited resources and is seeking to penetrate markets with indirect competition with much greater resources. The Company is seeking to displace generally accepted processes for diabetes management, which means it is directly entering into an unestablished market. Management is evaluating alternatives to penetrate both existing and new marketplaces in order to generate cash flows. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility. There is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long-term success. For these reasons the Company is seeking additional financing.

The Company has operating lines of credit with a borrowing limit of $12,300,000. As at December 31, 2020, the Company had borrowing available of approximately $761,000 on its lines of credit. The Company does not have any other facilities readily available at this time and has continued to receive funding under the terms of the existing line of credit that has reached the borrowing limit from the Chief Executive Officer. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its Diabetes Management System to support its cost of operations, overhead and repay its obligations.

On November 4, 2020, the Company filed a preliminary Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111. To date, the Company has collected $724,000 related to the rights offering and has until April 22, 2021 before the rights period expires.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company will require additional financing in the future for which there is no guarantee it will receive. Furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2020 were $21,889,000. A total of approximately $15,820,000 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Diabetes Management System to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2019 and 2020 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Management System for commercial launch. Management plans for the Company to become a commercially viable enterprise through the sale of Diabetes Management subscriptions.

Operating Issues

If management is not successful in its plans, the Company may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2020, the Company’s sole officer, Mr. Sidney Chan, earned $20,800 per month, which was recorded as an increase to the borrowings on the line of credit provided by Mr. Chan to the Company. Mr. Chan’s compensation during the 2019 fiscal year was $15,800 per month. During the 2019 fiscal year, Mr. Chan was granted the option to acquire 120,000,000 shares of common stock in connection with increasing the borrowing limit on the Company’s line of credit by $1,800,000.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as director of the Company. Those directors that hold a position as officer or consultant of the Company earn fees for those services provided. During 2020, the Company granted incentive to Ken Robulak for the option to acquire 8,000,000 (2019 - 6,650,000) shares of common stock of the Company at a price of $0.05 (2019 - $0.035) per share for five years. The options granted to Mr. Robulak during 2020 were subject to performance vesting conditions.

Each of Dr. Alfonso Salas, Ronald Cheng and Peter Stafford were not granted options during 2020. During 2019, they were granted options as follows:

·	Dr. Alfonso Salas was granted the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.035 per share for five years; and
·	Mr. Cheng and Mr. Stafford were each granted the option to acquire 4,500,000 shares of common stock of the Company at a price of $0.035 per share for a term of five years.

Capital Structure

As of the date of this Form 10-K:

Common Stock

Authorized: 10,000,000,000 shares of common stock with a par value of $0.001 per share.

Issued: 511,020,709 shares of common stock are issued and outstanding.

Preferred Stock

Authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued: No shares of preferred stock have been issued.

Stock Options

Options to acquire 5,362,701,500 shares of common stock are outstanding.

Results of Operations

Year ended December 31, 2020 compared to Year ended December 31, 2019

	2020	2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Operating Expenses
Selling, general and administrative	$1,440,000	$1,596,000	(156,000)	(10)
Product development	1,433,000	1,625,000	(192,000)	(12)
Professional fees	953,000	523,000	430,000	82
	3,800,000	3,744,000	56,000	1
Other Item
Interest expense	2,116,000	5,261,000	(3,145,000)	(60)
Other income	(26,000)	-	(26,000)	100
Net Loss	$(5,916,000)	$(9,005,000)	(3,089,000)	(34)

The net loss for the Company’s years ended December 31, 2020 and 2019 was significantly impacted by the grant of options to obtain additional debt financing as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Options Granted as Consideration	139,800,000	254,050,000
Value of Options Granted as Consideration	$ 2,828,000	$ 6,125,000
Percentage of Net Loss	48%	68%

The net loss for the year ended December 31, 2020 was 34% ($3,090,000) lower than the net loss at December 31, 2019 primarily as a result of 1) options granted to creditors of the Company in exchange for an increased borrowing limit in the prior year, and 2) options modified held by creditors of the Company in the prior year. There were no options granted to creditors during the year ended December 31, 2020. Net loss before interest expense and stock-based compensation was $108,000 (13%) higher during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase was primarily related to increased personnel costs related to new personnel engaged by the Company and increased compensation paid to existing personnel.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Loss Before Interest	$ 3,800,000	$ 3,744,000	56,000	1
Stock-based compensation included in selling, general and administrative expense, professional fees and product development expense	2,828,000	2,881,000	(53,000)	(2)
Loss Before Interest and Stock-based Compensation	$ 972,000	$ 863,000	109,000	13%

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the year, the Company had a decrease in the selling, general and administrative expenses, primarily driven by a decrease in stock-based compensation. The components of general and administrative expense and the changes therein can be seen as follows:

Selling, General and Administrative:	2020	2019	Amount ($) Increase / (Decrease)
Management salaries and consulting fees	$379,000	$261,000	118,000
Stock-based compensation	930,000	1,245,000	(315,000)
Travel and trade shows	10,000	41,000	(31,000)
Rent of corporate office	1,000	1,000	-
Website and information technology	18,000	18,000	-
Transfer agent, filing fees and quotation costs	75,000	17,000	58,000
Other general and administrative costs	27,000	13,000	14,000
Total	$1,440,000	$1,596,000	(156,000)

The decrease in stock-based compensation accounted for 202% of the decrease of general and administrative expenses in the current year, as compared to the prior year. The Company grants stock options to personnel to incentivize them to join the Company and to provide certain services to the Company. Aside from the change of selling, general and administrative expenses related to stock-based compensation, which is non-cash-based, selling general and administrative costs incurred during 2020 increased by $159,000 over the 2019 fiscal year as the Company:

·	paid increased compensation to certain personnel during 2020;
·	retained a market development personnel during 2020;
·	had its common shares upgraded to trade on the OTCQB; and
·	prepared a Form S1 Registration Statement for its rights offering.

We anticipate that cash-based operating expenses for 2021 will increase as compared to amounts in 2020, as the Company will become more active in efforts to commercialize its Diabetes Solution.

Product Development

Product development costs consists of a) services provided by contractors of the Company, b) expenses incurred for product development, and c) stock-based compensation for options granted to members of the product development team. Product development costs of the Company were consistent with the prior year with changes of the components as follows:

Product Development:	2020	2019	Amount ($) Increase / (Decrease)
Personnel consulting fees	$260,000	$367,000	(107,000)
Stock-based compensation	1,156,000	1,244,000	(88,000)
Purchases and other amounts	17,000	14,000	3,000
Total	$1,433,000	$1,625,000	(192,000)

For the 2020 fiscal year, the Company was anticipating similar or slightly reduced product development expenses, as compared to 2019, before any changes from stock-based compensation expense. Development costs excluding stock-based compensation decreased by $104,000 during the 2020 fiscal year, as compared to the 2019 fiscal year. We anticipate that cash-based product development expenses for 2021 will increase as compared to amounts in 2020, as the Company anticipates retaining additional personnel to support its efforts to commercialize its Diabetes Solution.

Interest Expense

During the year, the Company incurred a decrease in interest expense as compared to the prior year as a result of there being no stock options issued for outstanding stock options modified related to the Company’s financing arrangements as had occurred during the year ended December 31, 2019. Interest expense was incurred from the following sources for the years ended December 31, 2020 and 2019:

Interest Expense:	2020	2019	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$529,000	$529,000	-
Interest expense incurred on lines of credit	1,464,000	1,366,000	98,000
Imputed interest on zero interest loans	123,000	122,000	1,000
Stock-based compensation of extension of line of credit and modification of stock options	-	3,244,000	(3,244,000)
Total	$2,116,000	$5,261,000	(3,145,000)

Interest on Promissory Notes

There were no repayments, issuances or changes to balances in any of the promissory notes from December 31, 2019 to 2020. During the year ended December 31, 2020, the Company settled $2,319,000 in accrued interest on one of the promissory notes issued to the spouse of the Chairman through the issuance of shares of common stock in September 2020.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of Credit:	2020	2019	Amount ($) Increase / (Decrease)
Line of credit provided by Sidney Chan	$9,539,000	$9,757,000	(218,000)
Line of credit provided by Christine Kan	2,000,000	2,000,000	-
Total	$11,539,000	$11,757,000	(218,000)

The Company incurred interest expense on the lines of credit as follows:

Lines of Credit:	Year Ended December 31, 2020	Year Ended December 31, 2019	Amount ($) Increase / (Decrease)
Interest expense incurred on line of credit from Sidney Chan during the year	$1,224,000	$1,126,000	98,000
Interest expense incurred on line of credit from Christine Kan during the year	240,000	240,000	-
Total	$1,464,000	$1,366,000	98,000

During the 2020 fiscal year, the Company borrowed an additional $821,000 from its line of credit facilities (interest rates of 1% per month on the borrowed balance) while settling principal of $1,039,000 through the issuance of shares of common stock in September 2020.

In addition to incurring interest for a full year on the amounts borrowed to the end of the 2019 fiscal year, the increase in borrowing during the majority of 2020 resulted in significantly higher interest incurred on the lines of credit for the year ended December 31, 2020.

Imputed Interest

During the 2020 and 2019 fiscal years, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest; instead of increasing the liabilities of the Company, imputed interest expense is allocated to equity under the financial statement line item additional paid-in capital. The Company’s zero interest instruments were as follows as at December 31, 2020 and 2019:

Zero Interest Instruments:	2020	2019	Amount ($) Increase / (Decrease)
Accounts payable (older than one year)	$765,000	$760,000	5,000
Promissory notes to unrelated parties	271,000	271,000	-
Total	$1,036,000	$1,031,000	5,000

The Company incurred imputed interest as follows:

Imputed Interest Expense:	2020	2019	Amount ($) Increase / (Decrease)
Accounts payable (older than one year)	$90,000	$90,000	-
Promissory notes to unrelated parties	33,000	32,000	1,000
Total	$123,000	$122,000	1,000

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

Professional Fees

Professional fees expense consists of consulting and advisory fees of certain professionals retained, audit fees, legal fees and stock-based compensation for options granted to professionals. By component of professional fees, the variance can be seen as follows:

Professional Fees:	2020	2019	Amount ($) Increase / (Decrease)
Legal fees	$70,000	$35,000	35,000
Professional advisors retained	98,000	53,000	45,000
Corporate auditor	44,000	43,000	1,000
Stock-based compensation	741,000	392,000	349,000
Total	$953,000	$523,000	430,000

The increase in professional fees for the 2020 fiscal year as compared to the prior year can be attributed to the Company granting stock-based compensation to its service providers, as opposed to cash-based compensation. The Company increased its cash-based professional fees by $81,000 from the prior year as a result of increased business activity in the current year, the Company’s initiatives in Singapore, preparation of the Form S-1 Registration Statements and increased general corporate legal costs.

We had anticipated cash-based professional fees to increase for the 2020 fiscal year as compared to the 2019 fiscal year, as in the prior year we benefited from the timing of certain professional engagements, which had limited expense in the 2019 fiscal year. For 2021, we expect the cash-based professional fees to increase as compared to the 2020 fiscal year, as we anticipate retaining additional professionals to support commercialization and financing initiatives; however, this could vary significantly if business milestones are reached.

Liquidity and Capital Resources

Cash Balances

The Company’s cash balance was $66,190 at December 31, 2020 and $1,838 at December 31, 2019.

Short- and Long-Term Liquidity

Working Capital	As At December 31, 2020	As At December 31, 2019	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$129,000	$2,000	127,000	6,350
Current Liabilities	21,889,000	31,090,000	(9,201,000)	(30)
Working Deficiency	$(21,760,000)	$(31,088,000)	(9,074,000)	29

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. The Company has $761,000 remaining to borrow on its line of credit facilities and will require additional funding for the 2021 fiscal year based on its operating requirements. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this management discussion and analysis, the Company has not commenced revenue-generating activities, nor does it know when they will commence. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Liabilities

The Company has current liabilities of $21,889,000 as at December 31, 2020 as compared to $31,090,000 as at December 31, 2019. Current liabilities were as follows:

	December 31, 2020	December 31, 2019	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,114,000	$1,128,000	(14,000)	(1)
Promissory notes to related parties	3,032,000	3,032,000	-	-
Promissory notes to arm’s length parties	2,254,000	2,254,000	-	-
Interest payable	3,575,000	5,365,000	(1,790,000)	(33)
Lines of credit	11,914,000	19,311,000	(7,397,000)	(38)
Total current liabilities	$21,889,000	$31,090,000	(9,201,000)	(30)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of trade payables and accrued liabilities of the Company. Accounts payable totaling approximately $765,000 and accrued liabilities totaling $181,000 are more than one year old with the majority of these being more than ten years old.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month).

Interest Payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2020 to December 31, 2019 relates to:

1)	the interest expense incurred on both types of promissory notes during the 2020 fiscal year; and
2)	the settlement of certain amounts of interest payable in exchange for shares of common stock.

Lines of Credit

As of December 31, 2020, the Company has borrowed total principal of $11,539,000 (2019 - $11,757,000). During the December 31, 2020 year, the Company incurred interest expense of $1,464,000 (2019 - $1,366,000).

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) in March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000. As of December 31, 2020, the Company has borrowed $2,000,000 (2019 - $2,000,000) and has accrued interest outstanding of $60,000 (2019 - $1,976,000). During the 2020 fiscal year, the Company borrowed $nil (2019 - $nil), incurred interest of $240,000 (2019 - $240,000) and extinguished accrued interest of $2,156,000 (2019 - $nil) through the issuance of shares of common stock.

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Mr. Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000 and, on December 11, 2019, increased further to $10,300,000. As of December 31, 2020, the Company has borrowed $9,539,000 (2019 - $9,757,000) and has accrued interest outstanding of $315,000 (2019 - $5,577,000). During 2020, the Company borrowed $821,000 (2019 - $733,000), incurred interest of $1,224,000 (2019 - $1,126,000) and extinguished principal of $1,039,000 (2019 - $nil) and accrued interest of $6,486,000 (2019 - $nil) through the issuance of shares of common stock.

Short- and Long-Term Liquidity

The Company has incurred significant operating losses over the past several fiscal years (2020 - $5,916,000; 2019 - $9,005,000), is currently unable to self-finance its operations, has a working capital deficit of $21,760,000 (2019 - $31,088,000), an accumulated deficit of $93,572,000 (2019 - $87,655,000), limited resources, no source of operating cash flow, no assurances that sufficient funding will be available to conduct further product development and operations, and no assurance the Company’s current projects will be commercially viable or profitable.

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

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,114,000	$1,114,000	$-	$-	$-
Promissory notes to related parties	3,032,000	3,032,000	-	-	-
Promissory notes to arm’s length parties	2,254,000	2,254,000	-	-	-
Interest payable	3,575,000	3,575,000	-	-	-
Line of credit	11,914,000	11,914,000	-	-	-
	$21,889,000	$21,889,000	-	-	-

Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows used in Operating Activities	$(969,000)	$(735,000)
Cash flows provided by Financing Activities	1,033,000	733,000
Net Increase (Decrease) in Cash During Period	$64,000	$(2,000)

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2020 totaled $969,000 as compared to $735,000 for year ended December 31, 2019. The Company’s cash used in operating activities can be reconciled from net loss as follows:

Cash Used in Operating Activities Reconciliation	2020	2019
Net loss	$(5,916,000)	$(9,005,000)
Stock-based compensation incurred for interest, product development, professional fees and management personnel	2,828,000	6,125,000
Non-cash imputed interest expense	123,000	122,000
Fair value of shares issued for services	20,000	-
Net purchases with balances owing in accounts payable and accrued liabilities	46,000	128,000
Retainers and prepaid services	(63,000)	-
Accrued interest on lines of credit	1,464,000	1,366,000
Accrued interest from promissory notes	529,000	529,000
Cash used in operating activities	$(969,000)	$(735,000)

Cash used in operating activities was as follows:

Cash Used in Operating Activities Reconciliation	2020	2019
Development team compensation	$267,000	$377,000
Administrative personnel compensation	359,000	137,000
Professional fees and professionals retained	212,000	131,000
Public company costs	75,000	17,000
Other	56,000	73,000
Cash used in operating activities	$(969,000)	$(735,000)

Cash Proceeds from Financing Activities

During the year ended December 31, 2020, the Company borrowed $821,000 (2019 - $733,000) on its operating line of credit from the Chairman of the Company and received share subscriptions of $200,000 (2019 - $nil). The amounts borrowed on the lines of credit in 2020 and 2019 were at certain times draw downs in excess of the borrowing limit available to the Company. Subsequent to the shares for debt settlement with the Chairman, and as at December 31, 2020, the amounts borrowed on the line of credit were below the borrowing limit.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies that are most critical to its financial condition and results of operations, and involve management’s judgment and/or evaluations of inherent uncertain factors are as follows:

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

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALR Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

ALR TECHNOLOGIES INC.

Consolidated Balance Sheets

($ United States)

December 31, 2020 and 2019

	2020	2019

Assets
Current assets:
Cash	$66,190	$1,838
Prepaid expenses	62,659	—
Total assets	$128,849	$1,838

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,113,720	$1,128,081
Promissory notes payable to related parties	3,031,966	3,031,966
Promissory notes payable to unrelated parties	2,254,353	2,254,353
Interest payable	3,575,326	5,364,997
Lines of credit from related parties	11,914,092	19,310,707
Total liabilities	21,889,457	31,090,104

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2019 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (2019 - Nil) were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 shares of common stock (2019 - 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 511,020,709 shares of common stock (2019 - 268,777,909 shares of common stock)	511,020	268,777
Obligation to issue shares	200,000	—
Additional paid-in capital	71,100,134	56,298,702
Accumulated deficit	(93,571,762)	(87,655,745)
Stockholders’ deficit	(21,760,608)	(31,088,266)
Total liabilities and stockholders’ deficit	$128,849	$1,838

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Operations

($ United States)

Years Ended December 31, 2020 and 2019

	2020	2019

Operating Expenses
Product development	$1,433,027	$1,625,075
Professional fees	953,350	523,389
Selling, general and administrative	1,439,634	1,595,936
Operating Loss	(3,826,011)	(3,744,400)

Other Items
Interest expense	(2,116,466)	(5,261,137)
Other income	26,460	—
Total Other Items	(2,090,006)	(5,261,137)
Net Loss	$(5,916,017)	$(9,005,537)

Weighted average number of shares of common stock outstanding, basic and diluted	337,033,584	256,668,320

Loss per share, basic and diluted	$(0.02)	$(0.04)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2019 to December 31, 2020

	Common Stock
	Number of Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2018	242,777,909	$242,777	$—	$50,012,445	$(78,650,208)	$(28,394,986)
Issuance of common stock for exercise of stock options	26,000,000	26,000	—	39,000	—	65,000
Imputed interest —		—	—	122,488	—	122,488
Stock options granted as compensation	—	—	—	6,124,769	—	6,124,769
Net loss for the year	—	—	—	—	(9,005,537)	(9,005,537)
Balance, December 31, 2019	268,777,909	268,777	—	56,298,702	(87,655,745)	(31,088,266)
Issuance of common stock for settlement of debt	242,000,000	242,000	—	11,838,000	—	12,080,000
Issuance of common stock for cash	242,800	243	—	11,897	—	12,140
Share subscriptions collected	—	—	200,000	—	—	200,000
Imputed interest	—	—	—	123,518	—	123,518
Stock options granted as compensation	—	—	—	2,828,017	—	2,828,017
Net loss for the year	—	—	—	—	(5,916,017)	(5,916,017)
Balance, December 31, 2020	511,020,709	$511,020	$200,000	$71,100,134	$(93,571,762)	$(21,760,608)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

($ United States)

Years Ended December 31, 2020 and 2019

	2020	2019

OPERATING ACTIVITIES
Net loss	$(5,916,017)	$(9,005,537)
Stock-based compensation-product development	1,156,195	1,243,644
Stock-based compensation-selling, general and administrative	930,258	1,244,636
Stock-based compensation-professional fees	741,564	392,677
Stock-based compensation-interest expense	—	3,243,812
Interest expense on line of credit	1,464,077	1,365,967
Non-cash imputed interest expense	123,518	122,488
Shares issued for services	20,000	—
Write-off of accounts payable	(26,460)	—
Changes in assets and liabilities
Increase in prepaid expenses	(62,659)	—
Increase in accounts payable and accrued liabilities	72,099	128,813
Increase in interest payable	528,871	528,870

Net cash used in operating activities	(968,554)	(734,630)

FINANCING ACTIVITIES
Proceeds from lines of credit	820,766	733,090
Proceeds from share subscriptions received	200,000	—
Proceeds from sales of shares of common stock	12,140	—

Net cash provided by financing activities	1,032,906	733,090

Change in cash	64,352	(1,540)
Cash, beginning of year	1,838	3,378
Cash, end of year	$66,190	$1,838

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

These consolidated financial statements have been prepared in accordance with U.S. GAAP in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2020 - $5,916,017; 2019 - $9,005,537), is currently unable to self-finance its operations, has a working capital deficit of $21,760,608 (2019 - $31,088,266), accumulated deficit of $93,571,762 (2019 - $87,655,745), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $21,889,457 (2019 - $31,090,104) currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of the above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through line of credit facilities with available borrowing in principal amount up to $12,300,000. As of December 31, 2020, the total principal balance outstanding was $11,539,125. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. When additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

In March 2020, the World Health Organization declared coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies and financial markets globally, potentially leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation. Management does not expect that COVID-19 will have a significant impact on the Company; however, it could have a potential impact the Company’s ability to raise money, market its products to attract customers or procure equipment and parts for its glucose monitoring system.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

2.       Significant accounting policies

a)	Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ALR Technologies Sg Pte. Ltd., which was incorporated on May 16, 2020 in Singapore and is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

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

For the Years Ended December 31, 2020 and 2019

($ United States)

2.       Significant accounting policies (continued)

c)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss carry-forwards that are available to be carried forward to future years for tax purposes.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 Income Taxes. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2020, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

d)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the measurement of stock-based compensation, the fair value of financial instruments, and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates are reasonable; however, actual results could differ from those estimates.

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

For the Years Ended December 31, 2020 and 2019

($ United States)

2.       Significant accounting policies (continued)

f)	Comprehensive income

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income and other comprehensive income. Other comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under U.S. GAAP are excluded from net income. The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's consolidated statements of operations, net loss equals comprehensive loss.

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

Level 2 — includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs that are supported by little or no market activity.

Cash  is measured at level 1 inputs.

h)	Recently adopted and issued accounting pronouncements

Issued

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or statements of operations.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

3.       Interest, advances and promissory notes payable

a)       Promissory notes payable to related parties

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	December 31, 2020	December 31, 2019
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties	$3,031,966	$3,031,966

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

3.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	December 31, 2020	December 31, 2019
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,337,456	$1,337,456
i. Interest at 0.667% per month	435,985	435,985
ii. Interest at 0.625% per month	150,000	150,000
iii. Non-interest-bearing	270,912	270,912

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month past maturity	60,000	60,000
Total Promissory Notes Payable to Unrelated Parties	$2,254,353	$2,254,353

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

3.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2018	$4,836,127
Interest incurred on promissory notes payable	528,870
Balance, December 31, 2019	5,364,997
Interest incurred on promissory notes payable	528,871
Interest payable retired through issuance of shares	(2,318,542)
Balance, December 31, 2020	$3,575,326

Interest payable is due to related and non-related parties as follows:

	December 31, 2020	December 31, 2019
Related parties (relatives of the Chairman)	$873,666	$2,876,280
Non-related parties	2,701,660	2,488,717
	$3,575,326	$5,364,997

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the year ended December 31, 2020, the Company incurred interest expense of $2,116,466 (2019 - $5,261,137) as follows:

·	$1,464,077 (2019 - $1,365,967) incurred on lines of credit payable as shown in note 4;
·	$528,871 (2019 - $528,870) incurred on promissory notes (note 3(a)) and other payables;
·	$123,518 (2019 - $122,488) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$nil (2019 - $3,243,812) incurred related to 1) the grant of options as consideration for receiving an increase to the borrowing limit on the line of credit between the Company and the Chairman, and 2) the modification of options held by the Chairman and his spouse that were granted in connection with financing provided to the Company.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

4.        Lines of credit

As of December 31, 2020, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,539,125	$ 314,967	$ 9,854,092	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	60,000	2,060,000	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 11,539,125	$ 374,967	$ 11,914,092

On September 21, 2020, the Company, the Chairman and the Chairman’s spouse agreed to retire principal of $1,038,967 and accrued interest of $8,642,491 pursuant to two shares for debt agreements (note 5(b)).

As of December 31, 2019, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,757,325	$ 5,576,997	$ 15,334,322	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	1,976,385	3,976,385	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 11,757,325	$ 7,553,382	$ 19,310,707

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

5.       Capital stock (continued)

b)      Issued share capital

During the year ended December 31, 2020:

i)	On February 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share with a value of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

ii)	On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,140.

iii)	On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

·	Promissory Notes - Accrued interest - $ 2,318,542
·	Line of Credit - Accrued interest - $ 8,642,491
·	Line of Credit - Principal - $ 1,038,967

iv)	On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111 (note 13). The Company collected subscriptions of $200,000 related to management’s right to allocate unsubscribed shares of common stock.

During the year ended December 31, 2019:

On June 19, 2019, the Company issued 26,000,000 shares of common stock of the Company to two individuals for the exercise of stock options as follows:

·	25,000,000 shares at an exercise price of $0.002 per share for a purchase price of $50,000. As consideration, the Company retired accrued interest owing to the Chairman on his line of credit totaling $50,000; and
·	1,000,000 shares at an exercise price of $0.015 per share for a purchase price of $15,000. As consideration, the Company retired accounts payable totaling $15,000.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

6.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,236,401,500	0.003	5,014,851,500	$0.002
Granted	139,800,000	0.047	254,050,000	$0.028
Exercised	—	—	(26,000,000)	$(0.003)
Cancelled	(13,500,000)	(0.034)	(6,500,000)	$(0.015)
Outstanding, end of year	5,362,701,500	0.004	5,236,401,500	$0.003

Exercisable, end of year	5,202,701,500	0.003	5,154,901,500	$0.003

During the year ended December 31, 2020:

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

On June 1, 2020, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.035 per share until May 31, 2025 subject to performance vesting conditions. The fair value of the options granted totaling $621,853 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2020: (continued)

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

On September 1, 2020, the Company granted thirteen individuals the option to acquire an aggregate 74,500,000 options at an exercise price of $0.05 per share; 22,000,000 stock options, which vested at the time of grant, will expire on May 17, 2024 and 52,500,000 stock options, which vest upon achievement of performance conditions, will expire on May 31, 2025. None of the stock options with performance vesting conditions have vested. The fair value of the options granted totals $3,854,619, of which $1,137,397 related to the stock options that have vested was recorded and $2,717,222 related to the options that have not vested was not recorded.

On October 12, 2020, the Company granted eight individuals the option to acquire an aggregate 34,800,000 options at an exercise price of $0.05 per share until May 31, 2025; 18,300,000 vested at the time of grant and 16,500,000 of the stock options granted will vest upon achievement of performance conditions. None of the stock options with performance vesting conditions have vested. The fair value of the options granted totals $2,434,053, of which $1,279,973 related to the stock options that have vested was recorded and $1,154,080 related to the options that have not vested was not recorded.

During the year ended December 31, 2020, the Company recorded a further $79 in compensation expense relating to the vesting of stock options granted in previous years.

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

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

For the Years Ended December 31, 2020 and 2019

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

Outstanding

The options outstanding at December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

May 30, 2020	-	$-	$-	10,000,000	$0.035	$-
July 1, 2021	4,365,001,300	$0.002	$0.069	4,365,001,300	$0.002	$0.015
November 27, 2022	6,950,000	$0.015	$0.056	7,200,000	$0.015	$0.002
January 31, 2023	40,500,000	$0.015	$0.056	40,500,000	$0.015	$0.002
June 13, 2023	5,000,000	$0.015	$0.056	5,000,000	$0.015	$0.002
October 1, 2023	300,000	$0.050	$0.021	300,000	$0.050	$-
February 3, 2024	10,000,000	$0.035	$0.036	10,000,000	$0.035	$-
March 14, 2024	9,150,000	$0.035	$0.036	9,150,000	$0.035	$-
April 12, 2024	560,000,200	$0.002	$0.069	560,000,200	$0.002	$0.015
April 12, 2024	3,900,000	$0.015	$0.056	4,150,000	$0.015	$0.002
April 12, 2024	200,000	$0.030	$0.041	200,000	$0.030	$-
May 6, 2024	13,000,000	$0.035	$0.036	13,000,000	$0.035	$-
May 17, 2024	40,000,000	$0.050	$0.021	40,000,000	$0.050	$-
May 17, 2024	25,400,000	$0.035	$0.036	27,900,000	$0.035	$-
May 17, 2024	22,000,000	$0.050	$0.021	-	$-	$-
June 17, 2024	5,000,000	$0.050	$0.021	5,000,000	$0.050	$-
June 17, 2024	5,000,000	$0.035	$0.036	5,000,000	$0.035	$-
August 16, 2024	2,500,000	$0.050	$0.021	2,500,000	$0.050	$-
September 6, 2024	1,000,000	$0.050	$0.021	1,000,000	$0.050	$-
September 17, 2024	5,000,000	$0.035	$0.036	5,000,000	$0.035	$-
October 3, 2024	3,500,000	$0.035	$0.036	3,500,000	$0.035	$-
October 24, 2024	2,000,000	$0.035	$0.036	2,000,000	$0.035	$-
December 11, 2024	120,000,000	$0.015	$0.056	120,000,000	$0.015	$0.002
April 1, 2025	10,000,000	$0.035	$0.036	-	$-	$-
May 31, 2025	20,000,000	$0.035	$0.036	-	$-	$-
May 31, 2025	87,300,000	$0.050	$0.021	-	$-	$-
Total	5,362,701,500	$0.004	$0.066	5,236,401,500	$0.003	$0.014

Weighted Average Remaining Contractual Life		1.05			1.96

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

6.        Additional paid-in capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	December 31, 2020	December 31, 2019
Product development expense	$1,156,195	$1,243,644
Professional expense	741,564	392,677
Selling, general and administrative expenses	930,258	1,244,636
Interest	—	3,243,812
	$2,828,017	$6,124,769

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2020	December 31, 2019
Risk-free interest rate	0.20%	1.84%
Expected life	4.6 years	5 years
Expected dividends	0%	0%
Expected volatility	312%	306%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2020 was $0.06 (2019 - $0.03).

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

7.       Related party transactions and balances

	Year Ended December 31, 2020	Year Ended December 31, 2019
Related party transactions included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$315,926	$321,626
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$1,464,077	$1,365,967
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	$—	$1,085,371
Interest expense related to stock options granted to the Chairman and Chief Executive Officer of the Company related to the increase of the borrowing limit of a line of credit	$—	$2,158,441

Related party transactions included within selling, general and administrative expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$249,600	$189,600
Selling, general and administrative expenses related to the grant of stock options to four directors of the Company	$—	$770,421
Selling, general and administrative expenses related to the modification of stock options to three directors of the Company	$—	$29,204
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	$—	$120,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

8.       Commitments and contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,226,567, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $244,472 related to one of these promissory notes.

On September 23, 2020, the Superior Court of Forsyth County, North Carolina issued a Civil Summons in regards to one of the above noted judgement of $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons. An Order for Mediated Settlement Conference in Superior Court and Trial Calendar Notice was issued and a tentative trial date in the absence of a mediated settlement has been set for June 28, 2021.

b)      Commitments

The Company has a consulting arrangement with Mr. Sidney Chan, Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the terms of the contract, Mr. Chan will be paid $240,000 per annum for services as Chief Executive Officer. The contract can be terminated at any time with thirty days’ notice and the payment of two years’ annual compensation. Should the contract be terminated, all debts owed to Mr. Chan and his spouse must be immediately repaid. The initial term of the contract is for one year and automatically renews for continuous one-year terms. Also, under the terms of the contract are the following:

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

For the Years Ended December 31, 2020 and 2019

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

9.       Financial instruments (continued)

b)	Credit risk

The financial instrument that potentially subjects the Company to credit risk consists of cash. The Company only has an immaterial cash balance and is not exposed to significant credit risk.

c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises two types of risk: interest rate risk and foreign currency risk.

i.	Interest rate risk

Interest rate risk consists of two components:

1)	Cash flow risk

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

2)	Price risk

To the extent that changes in prevailing market interest rates differ from the interest rate on the Company’s monetary assets and liabilities, the Company is exposed to price risk.

The Company’s promissory notes payable consist of $100,000 of variable interest rate notes and $5,186,319 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2020.

At December 31, 2020, the effect on net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

9.       Financial instruments (continued)

c)	Market risk (continued)

ii.	Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian dollars and is exposed to fluctuations in changes in exchange rates between the U.S. and Canadian dollars. As at December 31, 2020, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the U.S. and Canadian dollars would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

10.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 21% (2019 - 21%) to income before income taxes. The difference results from the following items:

	December 31, 2020	December 31, 2019
Computed expected benefit of income taxes	$(1,242,363)	$(1,891,163)
Stock-based compensation	593,885	1,286,201
Non-deductible interest expense	79,418	25,722
Expiry of tax credits	929,432	18,486
True up of prior year balances	1,214,608	37,917
Increase (decrease) in valuation allowance	(1,574,980)	522,837
Income tax provision	$—	$—

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carried forward	$37,125,837	$44,625,741
Tax rate	21%	21%
Deferred income tax assets	7,796,426	9,371,406
Valuation allowance	(7,796,426)	(9,371,406)
Net deferred income tax asset	$—	$—

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

10.       Income taxes (continued)

The potential benefit of the deferred income tax asset has not been recognized in these consolidated financial statements since it cannot be assured that it is more likely than not that such benefit will be utilized in future years. The Company believes that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred income tax assets such that a full valuation allowance has been recorded.

The operating losses amounting to $37,126,000 for utilization in the United States of America, the jurisdiction where they were incurred, will expire between 2021 and 2040 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carryforwards:

Fiscal Year	Amount	Expiry Date
2001	$3,681,000	2021
2002	2,504,000	2022
2003	2,776,000	2023
2004	1,251,000	2024
2005	1,304,000	2025
2006	1,532,000	2026
2007	1,480,000	2027
2008	1,600,000	2028
2009	1,723,000	2029
2010	823,000	2030
2011	1,747,000	2031
2012	1,639,000	2032
2013	1,403,000	2033
2014	2,595,000	2034
2015	1,619,000	2035
2016	1,171,000	2036
2017	928,000	2037
2018	720,000	2038
2019	3,921,000	2039
2020	2,709,000	2040
Total	$37,126,000

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

($ United States)

11. Operating segments

The Company has one operating segment, development of diabetes hardware and software. The Company’s geographical segments are summarized as follows:

	December 31, 2020	December 31, 2019

Current and Total Assets
Other	$7,632	-
Singapore	20,000	$-
United States	101,217	1,838
	$128,849	$1,838

Net Loss
Singapore	$-	$-
United States	(5,916,017)	(9,005,537)
	$(5,916,017)	$(9,005,537)

12.        Supplemental information with respect to cash flows

	December 31, 2020	December 31, 2019
Common stock issued to retire accounts payable	$60,000	$—
Common stock issued to retire interest payable	$2,318,542	$—
Common stock issued to retire line of credit payable	$9,681,458	$—

13.       Subsequent events

a)	The Company collected subscriptions of $524,832 pursuant to its registration statement and issued a total of 14,496,635 shares of common stock. Included in this issuance was 4,000,000 shares of common stock to satisfy its obligation to issue shares of common stock. The Company has until April 22, 2021 to sell the remaining 113,025,592 shares of common stock.
b)	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.
c)	On January 28, 2021, the Company’s board of directors approved the grant of the option to acquire an aggregate 47,000,000 shares of common stock at a price of $0.05 per share to eight individuals. All of the shares will vest according to performance or time-based conditions. Options to acquire 37,000,000 shares of common stock will expire December 31, 2025 and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. As of the date of the audit report, none of the options granted had vested.
d)	On February 22, 2021, the Company’s board of directors approved the grant of the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share until May 17, 2024 to three individuals. As of the date of the audit report, none of the options granted had vested.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Form 10-K, the names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	70	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Kenneth James Robulak	72	A member of the Board of Directors

Dr. Alfonso Salas	60	A member of the Board of Directors

Ronald Cheng	70	A member of the Board of Directors

Peter Stafford	83	A member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the by-laws of the Company. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Sidney Chan – Chairman of the Board of Directors, Chief Executive Officer

and Chief Financial Officer

Director since December 1999, Chairman of the Board of Directors since July 2010, Chief Executive Officer & Principal Accounting Officer since April 2000

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company’s financing, product development and corporate development. Mr. Chan has led the Company’s product development of the Diabetes Management Solution. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

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

Dr. Alfonso Salas – A member of the Board of Directors of the Company

Director since August 21, 2012

Dr. Salas graduated with distinction from Universidad Metroplitana of Barranquilla, Colombia, in 1983 with a Doctor of Medicine degree. He began practicing in Santa Marta, Colombia, in rural medical facilities and then opened a private practice in 1984. He then worked as a physician with a number of shipping companies and became Medical Director in the office of the Ministry of Social Security and Labor of Colombia in 1991 doing medical assessments for work related accidents. In 1993 Dr. Salas was appointed Director of a Medical Service Plan of Colombia and with a support staff of more than thirty people, maintained a caseload, provided assessment procedures and referral services to hospitals, clinics and specialists, and organized and monitored clinical trials and clinical research in the pharmaceutical and medical field. Since 1995 Dr. Salas has operated his own business in Vancouver, British Columbia, providing medical based consulting services for corporations with a focus on budgeting, research and medical services.

Peter Stafford - A member of the Board of Directors of the Company

Director since August 1, 2014

Mr. Stafford is a retired lawyer and business consultant, having practiced with Fasken Martineau DuMoulin LLP, a premier Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the Firm’s Vancouver office. From 1985 to 1986, Mr. Stafford was Vice-President, General Counsel and Secretary of the Bank of British Columbia, and from 1987 to 1989 he was Vice-President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineau DuMoulin LLP, including leading the start of its Johannesburg, South Africa, office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd., a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.), from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr. Stafford also served as director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc. from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LL. B from the University of South Africa in 1960.

Ronald Cheng – A member of the Board of Directors of the Company

Director since January 30, 2015

Mr. Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He provided strategic advice to corporations including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well as import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guide to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories such as Chambers, Martindale-Hubbell and Best Lawyers. Mr. Cheng received his Bachelor of Arts from Amherst College in 1970 and a Juris Doctor degree from the University of Toronto in 1975.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Chan, Robulak, Salas, Stafford and Cheng have not been the subject of the following events:

1.	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2020, all officers, directors and affiliates have filed their Forms 3, 4 and 5 on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company’s audit committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer, is not independent. Mr. Robulak acts as the Chair of the Audit Committee. The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engaged by the audit committee.

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

Summary Compensation Table

Name and Principal Position	Year	Salary and Fees (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan (US$)	Non-qualified Deferred Earnings (US$)	All Other (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1] [2][3] Chief Executive Officer & Chief Financial Officer	2020	240,000	0	0	0	0	0	9,600	249,600
	2019	180,000	0	0	0	0	0	9,600	189,600
	2018	180,000	0	0	0	0	0	9,600	189,600

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2020, 2019 and 2018 are paid as an increase in the line of credit payable by the Company to Mr. Chan. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Effective January 1, 2020, the consulting fees earned by the Chief Executive Officer increased from $180,000 per annum to $240,000 per annum.

 -

Outstanding Equity Awards at December 31, 2020

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan[1]	5,045,001,500	0	0	$0.002 / $0.015	2021 / 2024	0	0
Dr. Alfonso Salas	5,000,000	0	0	$0.035	2024	0	0
Kenneth Robulak	18,000,000	0	0	$0.015 - $0.05	2022 – 2025	0	0
Ronald Cheng	5,000,000	0	0	$0.015 / $0.035	2024	0	0
Peter Stafford	5,000,000	0	0	$0.015 / $0.035	2024	0	0

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

On December 28, 2012, the Company granted Mr. Chan the option to acquire:

·	14,250,000 shares of common stock of the Company at an exercise price of $0.05 per share; and
·	50,000,000 shares of common stock of the Company at an exercise price of $0.03 per share.

The options in respect of the 64,250,000 shares vest immediately and were set to expire on December 28, 2017.

Sidney Chan (continued)

On April 1, 2014, the Company and Mr. Chan agreed to increase the borrowing limit on the line of credit available by $1,500,000 in exchange for:

·	granting Mr. Chan the option to acquire 83,333,400 shares of common stock of the Company at a price of $0.03 per share for a term of five years;
·	modifying the exercise price of Mr. Chan’s option to acquire 35,750,000 shares of common stock of the Company, granted in June 2012, from $0.05 per share to $0.03 per share;
·	modifying the exercise price of Mr. Chan’s option to acquire 14,250,000 shares of common stock of the Company, granted in December 2012, from $0.05 per share to $0.03 per share;
·	modifying the exercise price of the option granted in January 2011 to the spouse of Mr. Chan (Ms. Kan) to acquire 20,000,000 shares of common stock of the Company from $0.05 per share to $0.03 per share; and
·	granting Ms. Kan the option to acquire 26,666,700 shares of common stock of the Company at an exercise price of $0.03 per share for a term of five years.

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

On July 1, 2016, the Company and Mr. Chan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $7,000,000 to $8,500,000. In exchange for Mr. Chan making available the additional loan of $1,500,000 to the Company, the Company:

·	reduced the exercise price of the 560,000,200 shares of common stock under option to Mr. Chan and his spouse from $0.015 to $0.002; and
·	granted Mr. Chan and his spouse the right and option to purchase an additional 4,390,001,300 shares of common stock at a price of $0.002 per share for a term of five years.

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

Sidney Chan (continued)

On September 21, 2020, the Company entered into two shares for debt agreements with Mr. Chan and his spouse to issue an aggregate of 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities.

Dr. Alfonso Salas

On May 6, 2019, the Company granted Dr. Salas the option to acquire 4,000,000 shares of common stock at a price of $0.035 per share for a term of five years. On May 17, 2019, the Company granted Dr. Salas the option to acquire 1,000,000 shares of common stock at a price of $0.035 per share for a term of five years.

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

On October 12, 2020 the Company granted Mr. Robulak the option to acquire 8,000,000 shares of common stock o the Company exercisable at $0.05 per share until May 31, 2025. The options will vest upon achievement of performance conditions.

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

Option Exercises and Stock Vested for the Year Ended December 31, 2020

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

The Company’s Board of Directors unanimously resolved that members receive no cash compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors. Independent directors are compensated from time to time through the grant of options to purchase shares of common stock of the Company. Directors who are also officers or consultants of the Company are compensated for those positions, as disclosed under Executive Compensation for those positions.

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak#	0	0	559,554	0	0	0	559,554
Peter Stafford	0	0	0	0	0	0	0
Dr. Alfonso Salas	0	0	0	0	0	0	0
Ronald Cheng	0	0	0	0	0	0	0

# The Company granted Mr. Robulak the option to acquire 8,000,000 shares of common stock of the Company at a price of $0.05 per share until May 31, 2025. The options will vest subject to fulfillment of performance conditions. The options had a fair value of $559,554 calculated using the Black Scholes option pricing model. To date, no options have vested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2020 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,362,701,500	$0.003	4,126,277,791
Total	5,362,701,500	$0.003	4,126,277,791

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2020, the beneficial shareholdings of persons or entities holding 5% or more of the Company’s common stock, each director individually, each named executive officer, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Sidney Chan	5,428,499,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	92.5%

Dr. Alfonso Salas	6,577,738[2]	Member of the Board of Directors	0.1%

Kenneth Robulak	19,190,000[3]	Member of the Board of Directors	0.3%

Peter Stafford	5,500,000[4]	Member of the Board of Directors	0.1%

Ronald Cheng	6,205,800[5]	Member of the Board of Directors	0.1%

All Officers and Directors
as a group (5 people) *	5,465,973,520		93.1%

[1]	Mr. Chan owns 189,845,000 shares of common stock and holds the following options to acquire shares of common stock:
·	3,758,334,200 at an exercise price of $0.002 per share until June 21, 2021;
·	466,666,800 at an exercise price of $0.002 per share until April 12, 2024; and
·	120,000,000 at an exercise price of $0.015 per share until December 11, 2024.

Mr. Chan’s spouse owns 193,653,482 shares of common stock and holds the following options to acquire shares of common stock at an exercise price of $0.002 per share:

·	606,667,100 until June 21, 2021; and
·	93,333,400 until April 12, 2024.

[2]	Dr. Salas owns 1,577,738 shares of common stock and holds the following options to acquire shares of common stock exercisable at a price of $0.035 per share:
·	4,000,000 until May 6, 2024; and
·	1,000,000 until May 17, 2024.

[3]	Mr. Robulak owns 1,190,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	2,350,000 at an exercise price of $0.015 until November 27, 2022;
·	6,650,000 at an exercise price of $0.035 until March 15, 2024;
·	1,000,000 at an exercise price of $0.015 until April 12, 2024; and
·	8,000,000 at an exercise price of $0.05 until May 31, 2025.

[4]	Mr. Stafford owns 500,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024; and
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024.

[5]	Mr. Cheng owns 1,205,800 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024; and
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration and agreed upon by the transaction parties.

Year Ended December 31, 2020

During the 2020 fiscal year, the Company:

·	incurred interest expense of $316,000 on $3,032,000 of promissory notes due to relatives of Sidney Chan;
·	incurred interest expense of $1,464,000 on $11,539,000 of amounts borrowed and outstanding on the lines of credit payable to Sidney Chan and Christine Kan.
·	issued 240,000,000 shares of common stock to Sidney Chan and Christine Kan to settle interest owing on promissory notes and line of credits amount payable aggregating $12,000,000

As at December 31, 2020, Company owed:

·	accrued interest on promissory notes owed to relatives of Sidney Chan of $874,000, and
·	accrued interest on the lines of credit of $375,000.

Year Ended December 31, 2019

During the 2019 fiscal year, the Company:

·	incurred interest expense of $299,100 on $2,892,000 of promissory notes due to relatives of Sidney Chan,
·	pursuant to a private transaction, had promissory notes principal of $140,000 assigned from an arm’s length party to Christine Kan, bringing promissory notes due to relatives of Sidney Chan to $3,032,000, and
·	incurred interest expense of $1,366,000 on $11,757,300 of amounts borrowed and outstanding on the lines of credit payable to Sidney Chan and Christine Kan.

As at December 31, 2019, Company owed:

·	accrued interest on promissory notes owed to relatives of Sidney Chan of $2,876,300, and
·	accrued interest on the lines of credit of $7,553,400.

Director Independence

The following directors are considered independent pursuant to § 229.407 (Item 407) Corporate governance and sit on the following board committees where indicated:

·	Kenneth Robulak, Audit Committee Chair, Nomination Committee Chair, Compensation Committee Chair
·	Alfonso Salas, Audit Committee, Nomination Committee, Compensation Committee
·	Peter Stafford (no committee appointment)
·	Ronald Cheng (no committee appointment)

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

2020	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2019	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2020	$ 24,000	Dale Matheson Carr-Hilton LaBonte LLP
2019	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were:

2020	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP
2019	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) were:

2020	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2019	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

ALR TECHNOLOGIES INC.
(Registrant)

DATE: March 31, 2021	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	March 31, 2021
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	March 31, 2021
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	March 31, 2021
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	March 31, 2021
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	March 31, 2021
Mr. Ronald Cheng

-78-