Form 10-Q
period 2021-03-31
ALR TECHNOLOGIES INC.
filed 2021-05-14
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 530,716,344 as of May 14, 2021.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

March 31, 2021 and 2020

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$257,995	$66,190
Prepaid expenses	46,329	62,659
Total assets	$304,324	$128,849

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,265,065	$1,113,720
Promissory notes payable to related parties	3,031,966	3,031,966
Promissory notes payable to unrelated parties	2,243,368	2,254,353
Interest payable	3,718,529	3,575,326
Lines of credit from related parties	12,202,762	11,914,092
Total liabilities	22,461,690	21,889,457

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (December 31, 2020 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (December 31, 2020 - Nil) were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 shares of common stock (December 31, 2020 - 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 526,316,344 shares of common stock (December 31, 2020 - 511,020,709)	526,316	511,020
Obligation to issue shares	—	200,000
Additional paid-in capital	71,905,003	71,100,134
Accumulated deficit	(94,588,685)	(93,571,762)
Stockholders’ deficit	(22,157,366)	(21,760,608)
Total liabilities and stockholders’ deficit	$304,324	$128,849

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating Expenses
Product development	$112,042	$95,210
Professional fees	217,228	37,304
Selling, general and administrative	208,286	123,045
Operating Loss	537,556	255,559

Other Item
Interest expense	479,367	518,991
Total Other Item	479,367	518,991
Net Loss	$(1,016,923)	$(774,550)

Weighted average number of shares of common stock outstanding, basic and diluted	521,414,066	269,300,131

Loss per share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(1,016,923)	$(774,550)
Stock-based compensation-product development	36,145	79
Stock-based compensation-professional fees	15,225	—
Interest expense on line of credit	314,737	356,454
Non-cash imputed interest expense	31,963	30,319
Changes in assets and liabilities
Decrease in prepaid expenses	16,330	—
Increase in accounts payable and accrued liabilities	151,345	35,084
Increase in interest payable	132,218	132,218

Net cash used in operating activities	(318,960)	(220,396)

FINANCING ACTIVITIES
Proceeds from lines of credit	192,331	218,908
Repayment of line of credit interest	(218,398)	—
Proceeds from sales of shares of common stock	536,832	—

Net cash provided by financing activities	510,765	218,908

Change in cash	191,805	(1,488)
Cash, beginning of period	66,190	1,838
Cash, end of period	$257,995	$350

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three-month periods ended March 31, 2021 and 2020 of $1,016,923 and $774,550, respectively. As of March 31, 2021, the Company is unable to self-finance its operations, has a working capital deficit of $22,157,366 (December 31, 2020 - $21,760,608), accumulated deficit of $94,588,685 (December 31, 2020 - $93,571,762), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $22,461,690 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through line of credit facilities with available borrowing in principal up to $12,300,000. As of March 31, 2021, the total principal balance outstanding was $11,731,456. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. When additional financing is required, the Company plans to raise needed capital through the exercise of share options and by future common share private placements. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

In March 2020, the World Health Organization declared coronavirus, COVID-19, a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies and financial markets globally, potentially leading to an economic downturn. Management does not expect that COVID-19 will have a significant impact on the Company; however, it could have a potential impact on the Company’s ability to raise money, market its products to attract customers or procure equipment and parts for its glucose monitoring system.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

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

The Company’s activities will necessitate significant uses of working capital beyond 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available.

2.       Significant Accounting Policies

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ALR Technologies Sg Pte. Ltd., which was incorporated on May 16, 2020 in Singapore and is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements as of March 31, 2021 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2021 and December 31, 2020, and the results of operations and cash flows as of March 31, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

3.       Interest, Advances and Promissory Notes Payable

a)       Promissory notes payable to related parties

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	March 31, 2021	December 31, 2020
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,465,000	1,465,000
Total Promissory Notes Payable to Related Parties	$3,031,966	$3,031,966

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

b)       Promissory notes payable to unrelated parties

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	March 31, 2020	December 31, 2020
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,337,456	$1,337,456
i. Interest at 0.667% per month	425,000	435,985
ii. Interest at 0.625% per month	150,000	150,000
iii. Non-interest-bearing	270,912	270,912

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month past maturity	60,000	60,000
Total Promissory Notes Payable to Unrelated Parties	$2,243,368	$2,254,353

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

3.       Interest, Advances and Promissory Notes Payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Balance, December 31, 2019	$5,364,997
Interest incurred on promissory notes payable	528,871
Interest payable retired through issuance of shares	(2,318,542)
Balance, December 31, 2020	3,575,326
Reclassified from promissory notes payable	10,985
Interest incurred on promissory notes payable	132,218
Balance, March 31, 2021	$3,718,529

Interest payable is due to related and non-related parties as follows:

	March 31, 2021	December 31, 2020
Related parties (relatives of the Chairman)	$952,647	$873,666
Non-related parties	2,765,882	2,701,660
	$3,718,529	$3,575,326

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the period ended March 31, 2021, the Company incurred interest expense of $479,367 (2020 - $518,991) as follows:

·	$314,737 (2020 - $356,454) incurred on lines of credit payable as shown in note 4;
·	$132,218 (2020 - $132,218) incurred on promissory notes (notes 3(a) and 3(b));
·	$31,963 (2020 - $30,319) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$449 (2020 - $nil) interest on other items.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

4.        Lines of Credit

As of March 31, 2021, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 9,731,456	$ 401,291	$ 10,132,747	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	70,015	2,070,015	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 11,731,456	$ 471,306	$ 12,202,762

As of December 31, 2020, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 9,539,125	$ 314,967	$ 9,854,092	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	60,000	2,060,000	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 11,539,125	$ 374,967	$ 11,914,092

On September 21, 2020, the Company, the Chairman and the Chairman’s spouse agreed to retire a portion of the principal of $1,038,967 and accrued interest of $8,642,491 pursuant to two shares for debt agreements (note 5(b)).

5.       Capital Stock

a)	Authorized capital stock

i.	Common stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

5.       Capital Stock (continued)

b)       Issued capital stock

During the period ended March 31, 2021:

i)	On January 4, 2021, 1,000 shares of common stock were cancelled by a shareholder; no consideration was exchanged.

ii)	The Company collected subscriptions of $524,832 pursuant to its registration statement and issued a total of 14,496,635 shares of common stock for gross proceeds of $724,832. $200,000 of the proceeds had been collected during the year ended December 31, 2020 and recognized as Obligation to Issue Shares. The Company has until July 31, 2021 to sell the remaining 113,025,592 shares of common stock (note 9(a)).

iii)	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.

During the year ended December 31, 2020:

i)	On February 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share with a value of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

ii)	On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,140.

iii)	On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

·	Promissory Notes - Accrued interest - $ 2,318,542
·	Line of Credit - Accrued interest - $ 8,642,491
·	Line of Credit - Principal - $ 1,038,967

iv)	On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111. The Company collected subscriptions of $200,000 related to management’s right to allocate unsubscribed shares of common stock.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

6.        Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,362,701,500	$0.004	5,236,401,500	$0.003
Granted	37,000,000	$0.050	139,800,000	$0.047
Exercised	(800,000)	$(0.015)	-	$-
Cancelled	-	$-	(13,500,000)	$(0.034)
Outstanding, end of period	5,398,901,500	$0.005	5,362,701,500	$0.004

Exercisable, end of period	5,201,901,500	$0.003	5,202,701,500	$0.003

During the period ended March 31, 2021:

On January 28, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 32,000,000 shares of common stock at a price of $0.05 per share to six individuals. All of the options will vest according to performance or time-based conditions. Options to acquire 22,000,000 shares of common stock will expire December 31, 2025, and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. None of these options have vested to date. The fair value of the options granted totals $1,706,244, of which $573,292 relates to stock options that have time-based vesting conditions and $1,132,952 relates to stock options that have performance vesting conditions. During the current period, $45,597 relates to the stock options with time-based vesting conditions, which was recorded. The remaining fair value of $1,660,647 has not been recorded.

On February 22, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share. These options were granted to three individuals and have an expiry date of May 17, 2024. None of these options have vested to date. The fair value of the options granted totals $225,141. During the current period, $5,773 relates to stock options with time-based vesting conditions, which was recorded. The remaining fair value of $219,368 has not been recorded.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

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

During the year ended December 31, 2020, the Company recorded a further $79 in compensation expense related to the vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

6.        Additional Paid-in Capital (continued)

Stock options (continued)

Outstanding

The options outstanding at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

July 1, 2021	4,365,001,300	$0.002	$0.048	4,365,001,300	$0.002	$0.069
November 27, 2022	6,150,000	$0.015	$0.035	6,950,000	$0.015	$0.056
January 31, 2023	40,500,000	$0.015	$0.035	40,500,000	$0.015	$0.056
June 13, 2023	5,000,000	$0.015	$0.035	5,000,000	$0.015	$0.056
October 1, 2023	300,000	$0.050	$-	300,000	$0.050	$0.021
February 3, 2024	10,000,000	$0.035	$0.015	10,000,000	$0.035	$0.036
March 14, 2024	9,150,000	$0.035	$0.015	9,150,000	$0.035	$0.036
April 12, 2024	560,000,200	$0.002	$0.048	560,000,200	$0.002	$0.069
April 12, 2024	3,900,000	$0.015	$0.035	3,900,000	$0.015	$0.056
April 12, 2024	200,000	$0.030	$0.020	200,000	$0.030	$0.041
May 6, 2024	13,000,000	$0.035	$0.015	13,000,000	$0.035	$0.036
May 17, 2024	77,000,000	$0.050	$-	62,000,000	$0.050	$0.021
May 17, 2024	25,400,000	$0.035	$0.015	25,400,000	$0.035	$0.036
June 17, 2024	5,000,000	$0.050	$-	5,000,000	$0.050	$0.021
June 17, 2024	5,000,000	$0.035	$0.015	5,000,000	$0.035	$0.036
August 16, 2024	2,500,000	$0.050	$-	2,500,000	$0.050	$0.021
September 6, 2024	1,000,000	$0.050	$-	1,000,000	$0.050	$0.021
September 17, 2024	5,000,000	$0.035	$0.015	5,000,000	$0.035	$0.036
October 3, 2024	3,500,000	$0.035	$0.015	3,500,000	$0.035	$0.036
October 24, 2024	2,000,000	$0.035	$0.015	2,000,000	$0.035	$0.036
December 11, 2024	120,000,000	$0.015	$0.035	120,000,000	$0.015	$0.056
April 1, 2025	10,000,000	$0.035	$0.015	10,000,000	$0.035	$0.036
May 31, 2025	20,000,000	$0.035	$0.015	20,000,000	$0.035	$0.036
May 31, 2025	87,300,000	$0.050	$-	87,300,000	$0.050	$0.021
December 31, 2025	22,000,000	$0.050	$-	-	$-	$-
Total	5,398,901,500	$0.005	$0.045	5,362,701,500	$0.004	$0.066

Weighted Average Remaining Contractual Life		0.82			1.05

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

6.        Additional Paid-in Capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product development expense	$36,145	$79
Professional expense	15,225	—
	$51,370	$79

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.33%	0.20%
Expected life	4.3 years	4.6 years
Expected dividends	0%	0%
Expected volatility	232%	312%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the three months ended March 31, 2021 was $0.05 (December 31, 2020 - $0.06).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

7.       Related Party Transactions and Balances

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Related party transactions included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$78,982	$78,792
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$314,737	$356,454

Related party transactions included within selling, general and administrative expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$62,400	$62,400

Related party transactions included within product development expense:
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	$-	$30,000

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Options granted to related parties have been recorded at their estimated fair value.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

8.       Commitments and Contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,224,982, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $261,457 related to one of these promissory notes.

On September 23, 2020, the Superior Court of Forsyth County, North Carolina, issued a Civil Summons in regards to one of the above noted judgment of $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons. An Order for Mediated Settlement Conference in Superior Court and Trial Calendar Notice was issued and a tentative trial date in the absence of a mediated settlement has been set for June 28, 2021.

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

($ United States)

(Unaudited)

9.       Subsequent Events

a)	On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period from the closing of the Rights Offering. The Company has until July 31, 2021 to sell the remaining 113,025,592 shares of common stock.

b)	On April 14, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance or time-based conditions, and none of these options granted had vested as of the date of these financial statements.

c)	The Company entered into two Debt Settlement Agreements whereby the Company has agreed to issue an aggregate of 4,400,000 shares of common stock to two creditors of the Company to extinguish $194,186 in accounts payable and $23,000 in promissory notes and interest. The shares were issued on May 10, 2021. The Company also issued commitment letters to two creditors offering them an aggregate of 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021.

d)	On May 12, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 1,000,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance conditions, and none of these options granted had vested as of the date of these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “ALRT” mean ALR Technologies Inc., unless otherwise indicated.

Overview

ALR TECHNOLOGIES, INC. was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device.

In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “MBET.” On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc. Subsequently the symbol was changed to “ALRT”.

During 2011, the Company received Food and Drug Administration (“FDA”) clearance and achieved Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance for its earlier version of the Diabetes Solution. With these key achievements and successful clinical trials completed, the Company undertook pilot program in 2014. The Company obtained significant findings from this pilot program, which led to the development of its Insulin Dosage Adjustment (“IDA”).

During 2017, the Company received FDA clearance for IDA and submitted worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization for the Predictive A1C innovation it has licensed from its Chief Executive Officer. The Company is actively seeking to commence revenue-generating activities for its Diabetes Solution in Singapore and is conducting further pilot programs in the United States and Singapore.

Recent Developments

On January 28, 2021, the Company’s Board of Directors approved the grant of options to six individuals to acquire an aggregate 32,000,000 shares of common stock at an exercise price of $0.05 per share with expiry dates between May 17, 2024 and December 31, 2025. All of the options granted have vesting conditions, of which 12,000,000 are time-based vesting conditions and 20,000,000 are performance-based vesting conditions.

On February 22, 2021, the Company granted three individuals the option to acquire an aggregate 5,000,000 shares of common stock at an exercise price of $0.05 per share until May 17, 2024. All of the options granted will not vest until immediately before expiry.

Recent Developments – Subsequent to March 31, 2021

On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period from the closing of the Rights Offering. The Company has until July 31, 2021 to sell the remaining 113,025,592 shares of common stock.

On April 14, 2021, the Company’s Board of Directors approved the grant of options to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance or time-based conditions and none of these options granted had vested as of the date of this report.

The Company entered into two Debt Settlement Agreements whereby the Company has agreed to issue an aggregate of 4,400,000 shares of common stock to two creditors of the Company to extinguish $194,186 in accounts payable and $23,000 in promissory notes and interest. The shares were issued on May 10, 2021. The Company also issued commitment letters to two creditors offering them an aggregate of 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021.

On May 12, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 1,000,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance conditions, and none of these options granted had vested as of the date of this report.

Financing

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. On January 28, 2021, the Company issued 14,496,635 unrestricted shares of common stock related to proceeds received of $724,832. The Company has until July 31, 2021 to sell the remaining 113,025,592 shares of common stock for total proceeds of $5,651,280, if exercised.

Exercise of Stock Options

On February 8, 2021, the Company issued 800,000 shares of common stock for proceeds of $12,000 for the exercise of options at $0.015 per share.

Products

ALRT has developed its Diabetes Solution product by utilizing internet-based technologies to facilitate the healthcare provider’s (“HCPs”) ability to monitor their diabetes patients’ health and ensure adherence to health maintenance activities.

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

Data from the American Diabetes Association (“ADA”) shows 30 million Americans have diabetes and 84 million have prediabetes. That is 1 in 3 Americans coping with the disease or serious threat of it. The total cost of diagnosed diabetes is staggering at $327 billion annually ($237 billion in direct medical costs and $90 billion in reduced productivity), putting serious drag on an already strained healthcare system. Taking a broader view, the global cost of diabetes was estimated at a whopping $825 billion annually in 2016.

Diabetes is a lifelong chronic disease with no cure. However, people with diabetes can take steps to control their disease and reduce the risk of developing the associated serious complications, thereby controlling healthcare costs. The Canadian Diabetes Association Clinical Practice Guidelines Expert Committee reports that, “Successful diabetes care depends on the daily commitment of persons with diabetes mellitus to self-manage through the balance of lifestyle and medication. Diabetes care should be organized around a multi- and interdisciplinary diabetes healthcare team that can establish and sustain a communication network between the person with diabetes and the necessary healthcare and community systems”. Diabetes incidence rates, economic costs and human costs are increasing even though we know how to control the disease. The Diabetes Control and Complication Trial conducted from 1983 to 1993 outlined management as follows:

·	Testing blood glucose levels four or more times per day;
·	Injecting insulin at least three times a day or using an insulin pump;
·	Adjusting insulin dose according to food intake and exercise;
·	Following a diet and exercise plan; and
·	Monthly visits to healthcare team.

We believe there are five causes why diabetes is not controlled:

1.	Patient non-adherence;
2.	Unreliable data;
3.	Data overload;
4.	Clinical inertia; and
5.	Insulin under-prescription.

Patient Non-adherence

As noted in Patrick Connole, “UnitedHealthcare, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013, Volume 23, Issue 5, 80% of United States patients with diabetes do not follow their prescribed care plan. Central to conventional diabetes care is patient self-management.

Unreliable Data

As noted in Gonder-Frederick, L.A., et al, “Self Measurement of Blood Glucose: Accuracy of Self-Reporting Data and Adherence to Recommended Regimen” Diabetes Care, Volume 11, no. 7, July 1988, 77% of patient data contain errors.

Data Overload

HCPs face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing. The amount of patient data for clinicians to analyze is too vast and significant during 15-minute clinical appointments, and the information they have is unreliable.

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

ALR Technologies Inc. has created the Diabetes Solution to address the diabetes marketplace globally. The Company’s Diabetes Solution consists of hardware, software and diabetes test supplies. We designed the Diabetes Solution to be focused on the HCP and is agnostic and proactive. Our software operates on iOS, Android, Windows and MacOS systems. Enrollment into the ALRT Diabetes Solution will include a branded glucometer, diabetes test strips, lancets and a carrying case. Our technology collects all the blood glucose data from the glucometers, uploads it to a secure account and ships diabetes test strips as required. The patient data is aggregated to a predictive A1C value for a comprehensive view of the treatment plan and patient adherence to the plan, with the data available (and messaged) to authorized people.

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

Predicative A1C

Included in the Diabetes Solution is Predictive A1C. Predictive A1C is a patent-pending unique feature for monitoring the effectiveness of care plans. This technology utilizes data diagnostics to compare targeted A1C with indicated results. Weekly patient blood glucose data is evaluated, and HCPs are notified as needed for care plan review when blood glucose values exceed parameters set by the HCPs. Our platform provides HCPs with patient prioritization reports and alerts based on the Predictive A1C measures and other related diagnostics. Predictive A1C was designed to assist HCPs in addressing clinical inertia in diabetes care.

Insulin Dose Adjustment

Included in the Diabetes Solution is Insulin Dose Adjustment. IDA is an FDA-cleared feature that makes optimal insulin adjustment suggestions to HCPs based on dosing guidelines from organizations like the ADA. This ensures that HCPs are making timely insulin dosage assessments based on the blood testing results uploaded. ALRT’s next phase of technology advancement will produce an algorithm for advancing non-insulin diabetes therapies according to clinical practice guidelines.

Evolution of the Diabetes Solution

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System, which was an earlier version of the Diabetes Solution. The trial showed A1C dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s Health-e-Connect System as part of a diabetes management program. The A1C test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients. According to the Center for Disease Control and Prevention, “In general, every percentage drop in A1C blood test results (e.g., from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%”. The trial served as the basis for an article titled Effect of Internet Therapeutic Intervention on A1C Levels in Patients with Type 2 Diabetes Treated with Insulin, which was published in the August 2010 Diabetes Care publication.

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

In October 2011, the Company received 510(k) clearance from the FDA for remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enabled the Company to commence with the United States marketing and sales launch of its Health-e-Connect System. The Health-e-Connect System has since evolved to be part of the ALRT Diabetes System.

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association (“KCMPA”) clinics to deploy its Diabetes Solution. Data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1C levels. Furthermore, the data indicated that patients that left the pilot program had increases in A1C subsequent.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Solution. The Company utilized the publicly available algorithm of the American Association for Clinical Endocrinologists (“AACE”) and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicates that the patient’s dose may not be optimal, the Diabetes Solution would provide the HCP that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the HCP. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed HCPs to keep their patients at the optimal dose for longer periods. On September 18, 2017, the Company received clearance from the FDA for its IDA feature within the Company’s Diabetes Solution.

On June 20, 2017, the Company’s Chief Executive Officer filed a worldwide patent application under the Patent Cooperation Treaty to the World Intellectual Property Organization for the Predictive A1C feature. The Company holds the rights to use the Predictive A1C feature. During 2019, the Company and the Chairman have entered into the National Phase for the applications by applying to target member countries.

During 2019, the Company added automated patient management to the Diabetes Solution. The Company is also seeking to have a private label glucometer, diabetes test strips, lancets and carrying cases produced as part of the Diabetes Solution. The Company is in talks with a manufacturer that has global operations.

During 2019, the Company initiated support for CGMS with the ALRT Diabetes Solution. CGM has become the standard of care for patients with type 1 diabetes and is quickly gaining favor with type 2 diabetes patients who use insulin.

ALRT Pre-Diabetes System

A prevention-based feature of the Diabetes Solution, the ALRT Prediabetes System has been designed in direct response to discussions with government healthcare authorities for a scalable solution to the growing problem of prediabetes. The Prediabetes Solution provides patients with educational videos and supplemental content formatted for mobile devices and a private online community to discuss disease management (e.g., support, weight loss, diet, etc.). Most importantly, the System tracks patients and reminds them to test their A1C according to payer protocols.

Results of Operations

Three months ended March 31, 2021 compared to Three months ended March 31, 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Operating Expenses
Product development	$112,000	95,000	17,000	18
Professional fees	217,000	37,000	180,000	486
Selling, general and administrative	208,000	123,000	85,000	69
	537,000	255,000	282,000	111
Other Item
Interest expense	479,000	519,000	(40,000)	(8)
Net Loss	$1,016,000	774,000	242,000	31

The net loss for the Company’s three-month period ended March 31, 2021 increased due to increased professional and personnel costs.

·	The Company incurred increased professional costs related to assessing business structure alternatives.
·	The Company has retained additional personnel to support commercialization strategies in Singapore and the United States.

The net loss for the three-month period ended March 31, 2021 was 31% ($242,000) higher than the net loss at March 31, 2020. Loss before interest expense and stock-based compensation was $231,000 (91%) higher during the three-month period ended March 31, 2021, as compared to the three-month period ended March 31, 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Loss Before Interest	$537,000	255,000	282,000	111
Stock-based compensation included in selling, general and administrative expense, professional fees and product development expense	51,000	—	51,000	100
Loss Before Interest and Stock-based Compensation	$486,000	255,000	231,000	91

General and Administrative

General and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

Results of Operations (continued)

During the period, the Company had an increase in the selling, general and administrative expenses, primarily driven by an increase in salaries and consulting fees paid to personnel and to a market research firm related to commercialization plans for the Company’s Diabetes Solution. The components of general and administrative expense and the changes therein can be seen as follows:

Selling, General and Administrative:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)
Management salaries and consulting fees	$141,000	92,000	49,000
Travel and trade shows	2,000	9,000	(7,000)
Website and information technology	5,000	4,000	1,000
Transfer agent, filing fees and quotation costs	3,000	6,000	(3,000)
Market research consulting fees	24,000	—	24,000
License and permits	10,000	7,000	3,000
Other general and administrative costs	23,000	5,000	18,000
Total	$208,000	123,000	85,000

During Q1 2021, the Company had increased general and administrative operating expenditures, as compared to the same period in 2020. The cash-based general and administrative expenditures increased by $85,000 during Q1 2021, as compared to the Q1 2020.

Product development costs

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, and b) expenses incurred for product development. The change in balance from the previous year relates primarily to changes in composition of our technical team in the current year, as compared to the previous year. The Company incurred stock-based compensation expense of $36,000 during Q1 2021 related to the grant of options to its product development team. The Company did not grant any options to product development consultants during Q1 2020.

Professional fees

Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, tax consultant fees, recruiter fees, legal fees and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees related to:

·	the recruitment of certain personnel;
·	the engagement of additional accounting personnel, and
·	legal and tax advice obtained related to corporate structure analysis.

By type of professional cost, the variance can be seen as follows:

Professional fees:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)
Corporate auditor	$10,000	14,000	(4,000)
Accounting fees	39,000	16,000	23,000
Tax consultant fees	24,000	—	24,000
Legal fees	69,000	7,000	62,000
Recruiter fees	48,000	—	48,000
Stock-based compensation	15,000	—	15,000
Professionals retained	12,000	—	12,000
Total	$217,000	37,000	180,000

Results of Operations (continued)

Professional fees (continued)

Excluding the difference in net loss attributed to the grant of stock options in the prior year, professional fees increased by $165,000 from the comparative period of the prior year.

Interest expense

Interest expense was from the following sources for the three months ended March 31, 2021 and 2020:

Interest expense:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$132,000	132,000	—
Interest expense incurred on lines of credit	315,000	356,000	(41,000)
Imputed interest on zero interest loans	32,000	31,000	1,000
Total	$479,000	519,000	(40,000)

Interest on Promissory Notes

There were not any changes in the amount of promissory notes outstanding as at March 31, 2021 and 2020. The interest incurred on promissory notes was consistent during the three months ended March 31, 2021 and 2020.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of credit:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)
Line of credit provided by Mr. Sidney Chan	$9,731,000	9,976,000	(245,000)
Line of credit provided by Mrs. Christine Kan	2,000,000	2,000,000	—
Total	$11,731,000	11,976,000	(245,000)

The principal balance of the line of credit due to Mr. Sidney Chan decreased as principal of $1,038,967 was retired through the issuance of shares on September 21, 2020. This decrease was offset by advances to Mr. Chan under the line of credit to finance the operations of the Company.

The Company incurred interest on the lines of credit as follows:

Interest expense on lines of credit:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on the line of credit from Sidney Chan during the period	$255,000	296,000	(41,000)
Interest expense incurred on the line of credit from Christine Kan during the period	60,000	60,000	—
Total	$315,000	356,000	(41,000)

Imputed Interest

During the 2021 and 2020 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item additional paid-in capital. The change from the prior period is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working Capital	As At March 31, 2021	As At December 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$304,000	129,000	175,000	136
Current Liabilities	22,462,000	21,889,000	573,000	3
Working Capital Deficiency	$(22,158,000)	(21,760,000)	(398,000)	2

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this report, the Company has not commenced revenue-generating activities. The Company is expecting to generate revenues from Singapore during the 2021 fiscal year; however, the amount and timing are uncertain. The revenues generated in 2021 are not expected to be sufficient to finance the ongoing operations of the business and repay the current liabilities. The Company is seeking to complete its Rights Offering that would provide additional financing of $5,651,000, which is significantly less than the current liabilities outstanding. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s current assets as at March 31, 2021 and December 31, 2020 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $22,462,000 as at March 31, 2021, as compared to $21,889,000 as at December 31, 2020. Current liabilities are as follows:

	March 31, 2021	December 31, 2020	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,265,000	1,114,000	151,000	14
Promissory notes to related parties	3,032,000	3,032,000	—	—
Promissory notes to arm’s length parties	2,243,000	2,254,000	(11,000)	—
Interest payable	3,719,000	3,575,000	144,000	4
Lines of credit from related parties	12,203,000	11,914,000	289,000	2
Total current liabilities	$22,462,000	21,889,000	573,000	3

The fluctuations in accounts payable occurred in the regular course of business.

The increase in interest payable relates to $133,000 of accrued interest incurred on promissory notes at their stated rates of interest and $11,000 relates to the reclassification from promissory notes to arm’s length parties to interest payable. All of the promissory notes and related interest payable are overdue.

The increase in the lines of credit payable of $289,000 is attributable to borrowings of:

·	$192,000 to fund operations, product development activities, overhead, and its sales and marketing program;
·	$218,000 of interest repayment toward interest payable; and
·	$315,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows

Cash Flows	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows used in Operating Activities	$(319,000)	$(220,000)
Cash flows provided by Financing Activities	511,000	219,000
Net Increase (Decrease) in Cash During Period	$192,000	$(1,000)

Cash Balances and Working Capital

As of March 31, 2021, the Company’s cash balance was $257,995 compared to $66,190 as of December 31, 2020.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three-month period ended March 31, 2021 was $319,000 in comparison with $220,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

Cash Used in Operating Activities Reconciliation	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss	$(1,017,000)	$(775,000)
Stock-based compensation incurred for product development and professional fees	51,000	—
Non-cash imputed interest expense	32,000	30,000
Net purchases with balances owing in accounts payable and accrued liabilities	152,000	37,000
Retainers and prepaid services	16,000	—
Accrued interest on lines of credit	315,000	356,000
Reclassification from promissory notes payable to interest payable	(11,000)	—
Accrued interest from promissory notes	143,000	132,000
Cash used in operating activities	$(319,000)	$(220,000)

The expenditures incurred were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three-month period ended March 31, 2021 was $511,000 in comparison with $219,000 sourced during the same period last year. The funds were sourced as follows:

Cash from Financing Activities Reconciliation	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Proceeds from Rights Offering	$525,000	$—
Proceeds from exercise of options	12,000	—
Net proceeds from lines of credit from Mr. Sidney Chan	(26,000)	219,000
Cash provided by financing activities	$511,000	$219,000

Short- and Long-Term Liquidity

As of March 31, 2021, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

All of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt, or from equity financings through private placements or the exercise of options and warrants. While the Company is seeking to complete its Rights Offering, there is no certainty that it will be able to do so. If the Company is able to complete the Rights Offering, it will not have sufficient funds to repay the debt financing past maturity and due on demand. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,265,000	$1,265,000	$—	$—	$—
Promissory notes to related parties	3,032,000	3,032,000	—	—	—
Promissory notes to arm’s length parties	2,243,000	2,243,000	—	—	—
Interest payable	3,719,000	3,719,000	—	—	—
Line of credit	12,203,000	12,203,000	—	—	—
	$22,462,000	$22,462,000	—	—	—

The Company will continue to use the funds available from the lines of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next six months, the Company anticipates the amount borrowed from the lines of credit to increase compared to the past six months, as it expects to commercially launch its Diabetes Management System during this period.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, which have been prepared in accordance with U.S. GAAP.

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2021 to the date of this 10-Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2021, the Company had promissory notes payable and related interest payable, totalling $8,993,863 in default.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Consulting Agreement with Endocrine Research Society Inc.	10-KSB	10/01/13	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May 2021.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

