Form 10-Q
period 2021-09-30
ALR TECHNOLOGIES INC.
filed 2021-11-15
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 542,716,344 as of November 15, 2021.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

September 30, 2021 and 2020

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$14,922	$66,190
Prepaid expenses	91,471	62,659
Total assets	$106,393	$128,849

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,055,674	$1,113,720
Promissory notes payable to related parties	3,041,966	3,031,966
Promissory notes payable to unrelated parties	2,213,368	2,254,353
Interest payable	3,979,029	3,575,326
Lines of credit from related parties	13,060,011	11,914,092
Total liabilities	23,350,048	21,889,457

Stockholders' Deficit

Preferred stock: Authorized: 500,000,000 shares of preferred stock (December 31, 2020 - 500,000,000) with a par value of $0.001 per share Shares issued and outstanding: shares of preferred stock (December 31, 2020 - Nil) were issued and outstanding	—	—

Common stock: Authorized: 10,000,000,000 shares of common stock (December 31, 2020 - 10,000,000,000) with a par value of $0.001 per share Shares issued and outstanding: 542,716,344 shares of common stock (December 31, 2020 - 511,020,709)	542,716	511,020
Obligation to issue shares	—	200,000
Additional paid-in capital	74,715,644	71,100,134
Accumulated deficit	(98,502,015)	(93,571,762)
Stockholders’ deficit	(23,243,655)	(21,760,608)
Total liabilities and stockholders’ deficit	$106,393	$128,849

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$2,112	$—	$2,112	$—
Cost of revenue	(1,355)	—	(1,355)	—
Gross margin	757	—	757	—

Operating Expenses
Product development costs	128,451	1,229,135	368,650	1,446,896
Professional fees	218,440	41,256	574,558	507,806
Selling, general and administration	727,977	106,389	1,151,729	360,793
Operating Loss	1,074,868	1,376,780	2,094,937	2,315,495

Loss before other items	(1,074,111)	(1,376,780)	(2,094,180)	(2,315,495)

Other Items
Interest expense	(518,689)	(533,202)	(2,802,459)	(1,577,829)
Loss on settlement of debt	—	—	(33,614)	—
Total Other Items	(518,689)	(533,202)	(2,836,073)	(1,577,829)

Net Loss	$(1,592,800)	$(1,909,982)	$(4,930,253)	$(3,893,324)

Weighted average number of shares of common stock outstanding, basic and diluted	542,716,344	294,353,818	532,363,760	278,400,560

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

OPERATING ACTIVITIES
Net loss	$(4,930,253)	$(3,893,324)
Stock-based compensation-product development costs	160,010	1,156,201
Stock-based compensation-general, selling and administration	454,163	—
Stock-based compensation-professional fees	71,367	391,843
Stock-based compensation-interest expense	1,287,834	—
Interest expense on lines of credit	1,031,360	1,089,110
Non-cash imputed interest expenses	86,200	92,066
Loss on settlement of debt	33,614	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(28,812)	—
Increase in accounts payable and accrued liabilities	136,140	106,169
Increase in interest payable	395,718	396,653

Net cash used in operating activities	(1,302,659)	(661,282)

FINANCING ACTIVITIES
Proceeds from lines of credit	553,512	648,018
Repayment of lines of credit interest	(438,953)	—
Proceeds from sales of shares of common stock	1,136,832	12,134

Net cash provided by financing activities	1,251,391	660,152

Change in cash	(51,268)	(1,130)
Cash, beginning of period	66,190	1,838

Cash, end of period	$14,922	$708

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the nine-month periods ended September 30, 2021 and 2020 of $4,930,253 and $3,893,324, respectively. As of September 30, 2021, the Company is unable to self-finance its operations, has a working capital deficit of $23,243,655 (December 31, 2020 - $21,760,608), accumulated deficit of $98,502,015 (December 31, 2020 - $93,571,762), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has liabilities comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $23,350,048 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained a mix of equity and line of credit financing from related parties. The line of credit facilities have available borrowing in principal up to $12,300,000. As of September 30, 2021, the total principal balance outstanding was $12,092,637. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

For the Nine Months Ended September 30, 2021

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

2.       Significant Accounting Policies

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ALR Technologies Sg Pte. Ltd., which was incorporated on May 16, 2020 in Singapore, and Canada Diabetes Solution Centre, Inc., which was incorporated on June 9, 2021 in Alberta, Canada. The Canadian subsidiary is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements as of September 30, 2021 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2021 and December 31, 2020 and the results of operations and cash flows as of September 30, 2021 and 2020, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

2.       Significant Accounting Policies (continued)

Revenue recognition

The Company’s primary source of revenues is from subscription fees. Customers are billed in advance of the start of their subscription and revenues are recognized ratably over each monthly subscription period. The Company is the principal in all its relationships where partners provide monitoring services as well as testing supplies as the Company retains control over service delivery to its customers. Payments made to the partners, such as for marketing, where the price that the customer pays is established by the partners and is part of the subscription, these payments are recognized as reduction of revenues.

Foreign currency translation

The presentation currency of the Company is the United States dollar.

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of ALR Technologies Sg Pte. Ltd. is Singapore dollars, for Canada Diabetes Solution Centre, Inc. is Canadian dollars and for the Company the functional currency is United States dollars.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the date of the transaction. Foreign currency monetary items are translated at the year-end exchange rate. Non-monetary items measured at historical cost continue to be carried at the exchange rate at the date of the transaction. Non-monetary items measured at fair value are reported at the exchange rate at the date when fair values were determined.

Exchange differences arising on the translation are recognized in profit or loss in the Statement of Operations in the year in which they arise.

Parent and Subsidiary Companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

·	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
·	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on the translation are recognized in profit or loss in the Statement of Operations in the year in which they arise.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

3.        Accounts Payable and Accrued Liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	September 30, 2021	December 31, 2020
Accounts payable	$687,881	$874,754
Accrued liabilities	360,117	238,966
Deferred revenue	7,676	—
Accounts payable and accrued liabilities	$1,055,674	$1,113,720

4.       Interest, Advances and Promissory Notes Payable

a)       Promissory notes payable to related parties:

A summary of activities of promissory notes payable to related parties are as follows:

Promissory Notes Payable to Related Parties	Carrying Value
Balance, December 31, 2019 and 2020	$3,031,966
Transferred from promissory notes payable pursuant to private transaction.	10,000
Balance, September 30, 2021	$3,041,966

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	September 30, 2021	December 31, 2020
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,475,000	1,465,000
Total Promissory Notes Payable to Related Parties	$3,041,966	$3,031,966

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

4.       Interest, Advances and Promissory Notes Payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of activities of promissory notes payable to unrelated parties are as follows:

Promissory Notes Payable to Unrelated Parties	Carrying Value
Balance, December 31, 2019 and 2020	$2,254,353
Reclassified to interest payable	(10,985)
Extinguished through issuance of shares of common stock (note 6)	(20,000)
Transferred to promissory notes payable pursuant to private transaction.	(10,000)
Balance, September 30, 2021	$2,213,368

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	September 30, 2021	December 31, 2020
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,317,456	$1,337,456
ii. Interest at 0.667% per month	425,000	435,985
iii. Interest at 0.625% per month	150,000	150,000
iv. Non-interest-bearing	270,912	270,912

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month, past maturity	50,000	60,000
Total Promissory Notes Payable to Unrelated Parties	$2,213,368	$2,254,353

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

c)       Interest payable

A summary of interest payable activity is as follows:

Interest Payable	Carrying Value
Balance, December 31, 2019	$5,364,997
Interest incurred on promissory notes payable	528,871
Interest payable retired through issuance of shares	(2,318,542)
Balance, December 31, 2020	3,575,326
Reclassified from promissory notes payable	10,985
Interest incurred on promissory notes payable	395,718
Interest payable retired through issuance of shares	(3,000)
Balance, September 30, 2021	$3,979,029

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

4.       Interest, Advances and Promissory Notes Payable (continued)

c)       Interest payable (continued)

Interest payable is due to related and non-related parties as follows:

Interest Payable	September 30, 2021	December 31, 2020
Related parties (relatives of the Chairman)	$1,110,888	$873,666
Non-related parties	2,868,141	2,701,660
	$3,979,029	$3,575,326

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the period ended September 30, 2021, the Company incurred interest expense of $2,802,459 (2020 - $1,577,829) as follows:

·	$1,287,834 (2020 - $nil) incurred related to the modification of options held by the Chairman and his spouse that were granted in connection with financing provided to the Company;
·	$1,031,360 (2020 - $1,089,110) incurred on lines of credit payable (note 5);
·	$395,718 (2020 - $396,653) incurred on promissory notes payable (notes 4(a) and 4(b));
·	$86,200 (2020 - $92,066) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$1,347 (2020 - $nil) incurred on other items.

5.        Lines of Credit

A summary of lines of credit activity is as follows:

Total
Balance, December 31, 2019	$19,310,707
Increase in principal borrowed on lines of credit	820,766
Repayment of principal borrowed on lines of credit (note 6(b))	(1,038,967)
Interest incurred on lines of credit	1,464,077
Repayment of interest on lines of credit (note 6(b))	(8,642,491)
Balance, December 31, 2020	11,914,092
Increase in principal borrowed on lines of credit	553,512
Interest incurred on lines of credit	1,031,360
Repayment of interest on lines of credit	(438,953)
Balance, September 30, 2021	$13,060,011

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

5.       Lines of Credit (continued)

On September 21, 2020, the Company, the Chairman and the Chairman’s spouse agreed to retire a portion of the principal of $1,038,967 and accrued interest of $8,642,491 pursuant to two shares for debt agreements (note 6(b)).

As of September 30, 2021, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 10,092,637	$ 919,364	$ 11,012,001	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	48,010	2,048,010	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 12,092,637	$ 967,374	$ 13,060,011

As of December 31, 2020, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 9,539,125	$ 314,967	$ 9,854,092	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	60,000	2,060,000	General Security over Assets	General Corporate Requirements
Total		$ 12,300,000		$ 11,539,125	$ 374,967	$ 11,914,092

6.       Capital Stock

a)	Authorized capital stock

i.	Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)       Issued capital stock

During the period ended September 30, 2021:

i.	On January 4, 2021, 1,000 shares of common stock were cancelled by a shareholder; no consideration was exchanged.
13

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock (continued)

During the period ended September 30, 2021: (continued)

ii.	On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period related to the closing of the Rights Offering. The Company had until July 31, 2021 to sell the remaining 113,025,592 shares of common stock. The Company further extended the offering period to October 29, 2021. The Company plans to file a post effective amendment to further extend the Rights Offering from October 29, 2021 to March 31, 2022 (note 11(b)).

iii.	The Company collected subscriptions of $1,124,832 pursuant to its registration statement and issued a total of 26,496,635 shares of common stock for gross proceeds of $1,324,832; $200,000 of the proceeds had been collected during the year ended December 31, 2020 and recognized as obligation to issue shares.

iv.	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.

v.	The Company entered into two shares for debt agreements with two creditors to issue an aggregate 4,400,000 shares of common stock at a fair value of $0.057 per share for a purchase price of $250,800 in exchange for the retirement of $217,186 of liabilities comprised of:

·	Accounts payable - $ 194,186
·	Promissory notes – Principal - $ 20,000
·	Line of credit – Accrued interest - $ 3,000

The Company recognized loss on debt settlement of $33,614. The Company also issued commitment letters to two creditors offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (note 8).

During the year ended December 31, 2020:

i.	On February 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share with a value of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

ii.	On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,140.
14

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020

($ United States)

(Unaudited)

6.       Capital Stock (continued)

b)       Issued capital stock (continued)

During the year ended December 31, 2020: (continued)

iii.	On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

·	Promissory notes – Accrued interest - $ 2,318,542
·	Line of credit – Accrued interest - $ 8,642,491
·	Line of credit – Principal - $ 1,038,967

iv.	On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111. The Company collected subscriptions of $200,000 related to management’s right to allocate unsubscribed shares of common stock.

7.       Additional Paid-in Capital

Stock options

A summary of stock option activity is as follows:

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,362,701,500	$0.004	5,236,401,500	$0.003
Granted	97,500,000	$0.050	139,800,000	$0.047
Exercised	(800,000)	$(0.015)	-	$-
Cancelled	(29,900,000)	$(0.034)	(13,500,000)	$(0.034)
Outstanding, end of period	5,429,501,500	$0.005	5,362,701,500	$0.004

Exercisable, end of period	5,179,501,500	$0.003	5,202,701,500	$0.003

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

7.       Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2021:

On January 28, 2021, the Company granted the option to acquire an aggregate 32,000,000 shares of common stock at a price of $0.05 per share to six individuals. All of the options will vest according to performance or time-based conditions. Options to acquire 22,000,000 shares of common stock will expire December 31, 2025, and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. None of these options have vested to date. The fair value of the options granted totals $1,706,244, of which $573,292 relates to stock options that have time-based vesting conditions and $1,132,952 relates to stock options that have performance vesting conditions. During the current period, $180,501 relates to the stock options with time-based vesting conditions, which was recorded. The remaining fair value of $1,525,743 has not been recorded.

On February 22, 2021, the Company granted the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share. These options were granted to three individuals and have an expiry date of May 17, 2024. None of these options have vested to date. The fair value of the options granted totals $225,141. During the current period, $40,411 relates to stock options with time-based vesting conditions, which was recorded. The remaining fair value of $184,730 has not been recorded.

On April 14, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025 to five individuals. All of the options will vest according to performance or time-based conditions. None of these options have vested to date. The fair value of the options granted totals $1,565,812, of which $351,621 relates to stock options that have time-based vesting conditions and $1,214,191 relates to stock options that have performance vesting conditions. During the current period, $57,598 relates to the stock options with time-based vesting conditions, which was recorded. The remaining fair value of $1,508,214 has not been recorded.

On May 12, 2021, the Company’s Board of Directors amended the option to acquire 2,000,000 shares, previously granted on January 28, 2021 to a consultant, to increase the option by 1,000,000 to provide the optionee the option to acquire an aggregate 3,000,000 shares of common stock at a price of $0.05 per share until December 31, 2025. All other terms of the January 28, 2021 grant remain the same and the options are subject to performance vesting conditions. The fair value of the additional 1,000,000 amended options granted totaling $54,940 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

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

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

7.       Additional Paid-in Capital (continued)

Stock options (continued)

During the period ended September 30, 2021: (continued)

On June 27, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 21,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026 to four individuals. All of the options will vest according to performance or time-based conditions. The fair value of the options granted totals $1,374,208, of which $26,175 relates to stock options that have time-based vesting conditions and $1,348,033 relates to stock options that have performance vesting conditions. During the current period, $4,908 relates to the stock options with time-based vesting conditions, which was recorded. The remaining fair value of $1,369,300 has not been recorded.

On June 30, 2021, the Company amended the option to acquire 4,365,001,300 shares of common stock granted on July 1, 2016 by extending the expiry date from July 1, 2021 to April 12, 2024. The options were granted in connection with lines of credit provided by the Chairman and his spouse, which are currently outstanding (note 4). All of the options had vested in previous years. The fair value of the amendments totaled $1,287,834 and was recorded during the current period in interest expense.

Effective July 22, 2021, the Company cancelled 22,500,000 stock options exercisable at $0.035 related to the termination of certain contractors and advisors.

On August 27, 2021, the Company granted a member of the Board of Directors the option to acquire 5,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026. The fair value of the options granted totaling $304,692 was fully recorded at grant.

During the period ended September 30, 2021, the Company recorded a further $97,430 in compensation expense related to the vesting of stock options granted in 2019.

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

For the Nine Months Ended September 30, 2021

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

7.       Additional Paid-in Capital (continued)

Stock options (continued)

Outstanding:

The options outstanding at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
July 1, 2021	-	$0.002	$0.058	4,365,001,300	$0.002	$0.069
November 27, 2022	5,600,000	$0.015	$0.045	6,950,000	$0.015	$0.056
January 31, 2023	40,500,000	$0.015	$0.045	40,500,000	$0.015	$0.056
June 13, 2023	5,000,000	$0.015	$0.045	5,000,000	$0.015	$0.056

October 1, 2023	-	$0.050	$0.010	300,000	$0.050	$0.021
February 3, 2024	-	$0.035	$0.025	10,000,000	$0.035	$0.036
March 14, 2024	6,650,000	$0.035	$0.025	9,150,000	$0.035	$0.036
April 12, 2024	4,925,001,500	$0.002	$0.058	560,000,200	$0.002	$0.069
April 12, 2024	3,350,000	$0.015	$0.045	3,900,000	$0.015	$0.056
April 12, 2024	200,000	$0.030	$0.030	200,000	$0.030	$0.041
May 6, 2024	13,000,000	$0.035	$0.025	13,000,000	$0.035	$0.036
May 17, 2024	77,000,000	$0.050	$0.010	62,000,000	$0.050	$0.021
May 17, 2024	19,400,000	$0.035	$0.025	25,400,000	$0.035	$0.036
June 17, 2024	5,000,000	$0.050	$0.010	5,000,000	$0.050	$0.021
June 17, 2024	-	$0.035	$0.025	5,000,000	$0.035	$0.036
August 16, 2024	2,500,000	$0.050	$0.010	2,500,000	$0.050	$0.021
September 6, 2024	1,000,000	$0.050	$0.010	1,000,000	$0.050	$0.021
September 17, 2024	-	$0.035	$0.025	5,000,000	$0.035	$0.036
October 3, 2024	3,500,000	$0.035	$0.025	3,500,000	$0.035	$0.036
October 24, 2024	2,000,000	$0.035	$0.025	2,000,000	$0.035	$0.036
December 11, 2024	120,000,000	$0.015	$0.045	120,000,000	$0.015	$0.056
April 1, 2025	10,000,000	$0.035	$0.025	10,000,000	$0.035	$0.036
May 31, 2025	20,000,000	$0.035	$0.025	20,000,000	$0.035	$0.036
May 31, 2025	87,300,000	$0.050	$0.010	87,300,000	$0.050	$0.021
December 31, 2025	56,500,000	$0.050	$0.010	-	$-	$-
June 30, 2026	26,000,000	$0.050	$0.010	-	$-	$-
Total	5,429,501,500	$0.005	$0.055	5,362,701,500	$0.004	$0.066

Weighted Average Remaining Contractual Life		2.59			1.05

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

7.        Additional Paid-in Capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest expense	$—	$—	$1,287,834	$—
Product development expense	62,168	1,137,397	160,010	1,156,201
Professional expense	28,072	—	71,367	391,843
Selling, general and administration expense	454,163	—	454,163	—

Fair value of the stock options granted	$544,403	$1,137,397	$1,973,374	$1,548,044

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.67%	0.20%
Expected life	4.6 years	4.6 years
Expected dividends	0%	0%
Expected volatility	272%	312%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during the nine months ended September 30, 2021 was $0.06 (year ended December 31, 2020 - $0.06).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

8.       Related Party Transactions and Balances

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	$	$	$	$
Related party transactions included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman & Chief Executive Officer of the Company	79,259	78,982	237,222	236,945
Interest expense on lines of credit payable to the Chairman & Chief Executive Officer of the Company and his spouse	360,908	369,655	1,031,360	1,089,110
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	—	—	1,287,834	—

Related party transactions including within selling, general and administration expenses:
Consulting fees to the Chairman & Chief Executive Officer of the Company accrued on the line of credit available to the Company	62,400	62,400	187,200	187,200
Salary for services as VP Corporate and Director of the Singapore subsidiary to the spouse of the Chairman & Chief Executive Officer of the Company	11,119	—	22,373	—
Rent paid to a company controlled by the spouse of the Chairman and immediate family members	12,230	—	12,230	—
Stock options granted to a member of the Board of Directors of the Company	304,692	—	304,692	—
Loss on settlement of debt to a relative of the Chairman & Chief Executive Officer of the Company	—	—	16,800	—

Related party transaction included within product development expense:
Consulting fees to a relative of the Chairman and Chief Executive Officer of the Company	—	30,000	—	90,000

Interest on promissory notes payable, interest on lines of credit payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties. Stock options granted to related parties and modification of stock options held by related parties have been recorded at their estimated fair value.

The Company also issued commitment letters to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (note 6).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

9.       Commitments and Contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,243,782, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $273,457 related to one of these promissory notes.

On December 22, 2020, a default judgment was entered against the Company in regards to one of the above noted judgments totaling $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons.

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

The Company has a lease agreement for the Singapore office with remaining obligation of $32,353.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

($ United States)

(Unaudited)

10.       Operating Segments

The Company has one operating segment, development of diabetes hardware and software. The Company’s geographical segments are summarized as follows:

	September 30, 2021	December 31, 2020
Current and Total Assets
Other	$13,420	$7,632
Singapore	6,506	20,000
United States	86,467	101,217
Operating Segments Current	$106,393	$128,849

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Loss
Singapore	$(137,238)	$—
United States	(4,793,015)	(3,893,324)

11.       Subsequent Events

a)	On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance-based conditions.

b)	The Company plans to file a post effective amendment to extend the outside offering date to place the remaining 101,025,592 rights to purchase shares of common stock to March 31, 2022 (note 6(b)).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During 2017, the Company received FDA clearance for its IDA and submitted worldwide patent application under the patent cooperation treaty to the World Intellectual Property Organization for the Predictive A1C innovation it has licensed from its Chief Executive Officer. The Company is actively seeking to commence revenue-generating activities for its Diabetes Solution in Singapore and is conducting further pilot programs in the United States and Singapore.

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

On April 14, 2021, the Company’s Board of Directors approved the grant of options to five individuals to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance or time-based conditions and none of these options granted had vested as of the date of this report.

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

On June 22, 2021, the Company provided termination notices to four individuals which included that they would have 30 days to exercise their options, or those options would be cancelled. As a result, a total of 22,500,000 stock options granted in 2019 with an exercise price of $0.035 expired unexercised on July 22, 2021.

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

On July 19, 2021, the Company elected to extend the outside date to place the remaining rights under the rights offering from July 31, 2021 to October 29, 2021. The Company plans to extend the rights offering further to March 31, 2022 (see below under Financing).

On August 27, 2021, the Company granted a member of our Board of Directors the option to acquire 5,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026. The options were fully vested at grant.

Recent Developments – Subsequent to September 30, 2021

On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance-based conditions.

The Company plans to file a post effective amendment to extend the outside date to place the remaining rights under the rights offering from October 29, 2021 to March 31, 2022 (see below under Financing).

Financing

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at September 30, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. The Company plans to extend the rights offering until March 31, 2022.

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

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using the Health-e-Connect System as an IBGMS to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1C levels in patients with type 2 diabetes treated with insulin. Dr. Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1C and, over time, we observed better glycemic control and patient satisfaction”.

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

ALRT Pre-Diabetes System

A prevention-based feature of the Diabetes Solution, the ALRT Prediabetes System, has been designed in direct response to discussions with government healthcare authorities for a scalable solution to the growing problem of prediabetes. The Prediabetes Solution provides patients with educational videos and supplemental content formatted for mobile devices and a private online community to discuss disease management (e.g., support, weight loss, diet, etc.). Most importantly, the System tracks patients and reminds them to test their A1C according to payer protocols.

ALR GluCurve for Pets

ALR Technologies Inc. has developed the GluCurve Pet CGM to address an unmet need in diabetes care for felines and canines by combining the hardware of a CGMS with the software of an adapted version of its Diabetes Solution platform for use by veterinarians in animal health.

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

The current method to monitor glucose levels in diabetic felines and canines is to prepare an in-clinic glucose curve that consists of the following steps:

1.	The pet is dropped off at a veterinary clinic;
2.	The pet is given an insulin shot;
3.	The clinic staff will draw blood every 2 hours for 10-12 hours, performing the following steps each time:
a.	test the blood in a blood glucose meter;
b.	record readings;
c.	plot the data into a graph;
d.	assess the effectiveness of the insulin dose and glycemic control; and
4.	The pet is picked up by their owner.

The GluCurve Pet CGM solves the multiple issues that arise from doing an in-clinic glucose curve:

·	Inaccurate data;
·	Manual process of data collection, review and analysis; and
·	Burden on the clinic staff and the pet owner.
31

Inaccurate Data

A CGM is placed on the pet by the veterinarian in minutes and the pet is sent home where the glucose readings will be automatically taken and uploaded for up to 14 days, which eliminates the stress on the animal from being housed in the clinic and from getting its blood drawn, which can elevate glucose levels. A CGM also provides readings every 5 minutes, which gives better insight to the veterinarian of the highs and lows of the pet’s glucose levels throughout the day, which are often missed when only checking every 2 hours during an in-clinic glucose curve.

Manual Process of Data Collection, Review and Analysis

A CGM automatically uploads 288 glucose readings per day to the ALRT cloud where the data is analyzed, organized, then displayed on the platform for the veterinarian to view. The GluCurve Pet CGM platform provides patient management of diabetic pets so historical data can also be reviewed and compared.

Burden on Clinic Staff and Pet Owner

A CGM is placed on the pet in minutes, after which they are sent home, greatly reducing the time spent by the staff during an in-clinic glucose curve of caring for the pet and manually drawing blood and recording readings every 2 hours. The platform also greatly reduces the time needed by the doctor to review and make insulin dose adjustments by offering dosing calculators, guidelines and decision flowcharts based on current clinical practice guidelines.

Results of Operations – Nine Months Ended September 30, 2020

Nine months ended September 30, 2021 compared to Nine months ended September 30, 2020

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Revenue	$2,000	—	2,000	100
Cost of revenue	(1,000)	—	(1,000)	100
Gross margin	1,000	—	1,000	100

Operating Expenses
Product development costs	369,000	1,447,000	(1,078,000)	(74)
Professional fees	574,000	508,000	66,000	13
Selling, general and administration	1,152,000	360,000	792,000	220
Operating Loss	2,095,000	2,315,000	(220,000)	(10)

Loss before other items	2,094,000	2,315,000	(221,000)	(10)

Other Items
Interest expense	2,802,000	1,578,000	1,224,000	78
Loss on settlement of debt	34,000	—	34,000	100
Total Other Items	2,836,000	1,578,000	1,258,000	80

Net Loss	$4,930,000	3,893,000	1,037,000	27

The net loss for the nine months ended September 30, 2021 was 27% ($1,037,000) higher than the net loss at September 30, 2020. Loss before other items and stock-based compensation was $642,000 (84%) higher during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. We highlight that loss before other items and stock-based compensation is a “non-GAAP financial measure”. This measure is calculated by removing those items from the net loss presented on our unaudited condensed consolidated statements of operations. This measure does not have a standardized meaning under U.S. GAAP. Management uses this measure internally to evaluate its results of operations, as it removes the impact of stock-based compensation, non-operational losses and interest accretion.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Loss Before Other Items	$2,094,000	2,315,000	(221,000)	(10)
Stock-based compensation included in selling, general and administration expense, professional fees and product development costs	685,000	1,548,000	(863,000)	(56)
Loss Before Other Items and Stock-based Compensation	$1,409,000	767,000	642,000	84

The loss before interest and stock-based compensation for the Company’s nine months ended September 30, 2021 increased by $642,000 due primarily to increased professional fees of $388,000 and personnel costs of $253,000.

·	The Company incurred increased professional costs related to assessing business structure alternatives;
·	The Company has retained additional personnel to support commercialization strategies in Singapore and the United States;
·	The Company has incurred professional costs related to its proposed migration to Singapore; and
·	The Company has retained additional personnel related to evaluating and forming its pet division.

Selling, General and Administration

Selling, general and administration costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the period, the Company had an increase in selling, general and administration expenses, primarily driven by an increase in salaries and consulting fees paid to personnel and to a market research firm related to commercialization plans for the Company’s Diabetes Solution. The components of selling, general and administration expenses and the changes therein can be seen as follows:

Selling, General and Administration:	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)
Salaries and consulting fees	$524,000	271,000	253,000
Travel and trade shows	12,000	20,000	(8,000)
Website and information technology	17,000	12,000	5,000
Transfer agent, filing fees and quotation costs	16,000	38,000	(22,000)
Market research consulting fees	44,000	—	44,000
License and permits	19,000	8,000	11,000
Other general and administration costs	66,000	11,000	55,000
Stock-based compensation	454,000	—	454,000
Total	$1,152,000	360,000	792,000

During Q3 2021, the Company had increased selling, general and administration operating expenses, as compared to the same period in 2020. The cash-based selling, general and administration expenses increased by $338,000 during Q3 2021, as compared to Q3 2020, which was primarily related to increased personnel costs and market research consulting fees.

Product development costs

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, and b) expenses incurred for product development. The change in balance from the previous year relates primarily to changes in composition of our technical team in the current year, as compared to the previous year. The Company incurred stock-based compensation expense of $160,000 during Q3 2021 related to the grant and vesting of options to its product development team compared to $1,156,000 during Q3 2020. The reduction in product development costs related to stock-based compensation expenses of $996,000 for the nine months ended September 30, 2021 accounted for 92% of the reduction in total product development costs from the nine months ended September 30, 2020.

Professional fees

Professional costs incurred consist of consulting and advisory fees of certain professionals retained, audit fees, tax consultant fees, recruiter fees, legal fees and stock-based compensation for options granted to professionals. During the period, there was a significant increase in professional fees related to:

·	The recruitment of certain personnel;
·	The engagement of additional accounting personnel; and
·	Legal and tax advice obtained related to corporate structure analysis.

By type of professional cost, the variance can be seen as follows:

Professional fees:	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)
Corporate auditor	$18,000	22,000	(4,000)
Accounting fees	113,000	47,000	66,000
Tax consultant fees	43,000	—	43,000
Legal fees	202,000	33,000	169,000
Recruiter fees	48,000	—	48,000
Market consultants and outreach	34,000	—	34,000
Professionals retained	45,000	14,000	31,000
Stock-based compensation	71,000	392,000	(321,000)
Total	$574,000	508,000	66,000

Excluding the difference in net loss attributed to the grant of stock options in the prior year, professional fees increased by $387,000 from the comparative period of the prior year, as indicated above.

Interest expense

Interest expense was from the following sources for the nine months ended September 30, 2021 and 2020:

Interest expense:	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$396,000	397,000	(1,000)
Interest expense incurred on lines of credit	1,031,000	1,089,000	(58,000)
Interest expense incurred on stock options modified	1,288,000	—	1,288,000
Imputed interest on zero interest loans	86,000	92,000	(6,000)
Other interest	1,000	—	1,000
Total	$2,802,000	1,578,000	1,224,000
34

Interest expense incurred on stock options modified of $1,288,000 related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided.

Interest on Promissory Notes

On May 10, 2021, the Company issued 2,000,000 shares of common stock with a fair market price of $0.057 to a creditor to extinguish $20,000 in promissory notes and $3,000 in accrued interest on promissory notes. There were no other significant changes in the amount of promissory notes outstanding as at September 30, 2021 and 2020. The interest incurred on promissory notes was consistent during the nine months ended September 30, 2021 and 2020.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of credit:	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)
Line of credit provided by Sidney Chan	$10,093,000	9,366,000	727,000
Line of credit provided by Christine Kan	2,000,000	2,000,000	—
Total	$12,093,000	11,366,000	727,000

The principal balance of the line of credit due to Mr. Sidney Chan decreased, as principal of $1,038,967 was retired through the issuance of shares on September 21, 2020. This decrease was offset by advances to Mr. Chan under the line of credit to finance the operations of the Company.

The Company incurred interest on the lines of credit as follows:

Interest expense on lines of credit:	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on the line of credit from Sidney Chan during the period	$851,000	909,000	(58,000)
Interest expense incurred on the line of credit from Christine Kan during the period	180,000	180,000	—
Total	$1,031,000	1,089,000	(58,000)

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

Liquidity and Capital Resources

Working Capital	As At September 30, 2021	As At December 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$106,000	129,000	(23,000)	(18)
Current Liabilities	23,350,000	21,889,000	1,461,000	7
Working Capital Deficiency	$(23,244,000)	(21,760,000)	(1,484,000)	7

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this report, the Company has commenced minimal revenue-generating activities. The Company is expecting to continue generating revenues in Singapore during the 2021 and 2022 fiscal years; however, the amount and timing are uncertain. The revenues generated in 2021 and 2022 from its operations in Singapore are not expected to be sufficient to finance the ongoing operations of the business and repay the current liabilities. The Company is also evaluating opportunities for its Pet GluCurve product, the timing and amount of revenues from which are uncertain. The Company is seeking to complete its Rights Offering that would provide additional financing of $5,051,000, which is significantly less than the current liabilities outstanding. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s nominal current assets as at September 30, 2021 and December 31, 2020 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $23,350,000 at September 30, 2021, as compared to $21,889,000 at December 31, 2020. Current liabilities are as follows:

	September 30, 2021	December 31, 2020	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,056,000	1,114,000	(58,000)	(5)
Promissory notes to related parties	3,042,000	3,032,000	10,000	0
Promissory notes to arm’s length parties	2,213,000	2,254,000	(41,000)	(2)
Interest payable	3,979,000	3,575,000	404,000	11
Lines of credit from related parties	13,060,000	11,914,000	1,146,000	10
Total current liabilities	$23,350,000	21,889,000	1,461,000	7

The fluctuations in accounts payable occurred in the regular course of business. Accounts payable of $194,000 was extinguished from the issuance of shares of common stock.

The increase in interest payable relates to:

·	$396,000 of accrued interest incurred on promissory notes at their stated rates of interest;
·	$11,000 for the reclassification from promissory notes to arm’s length parties to interest payable; and
·	$3,000 extinguished from the issuance of shares of common stock.

All of the promissory notes and related interest payable is overdue.

The increase in the lines of credit payable of $1,146,000 is attributable to borrowings of:

·	$554,000 to fund operations, product development activities, overhead, and its sales and marketing program;
·	$439,000 of interest repayment toward interest payable; and
·	$1,031,000 of unpaid interest incurred on the principal of the borrowed amounts.

Cash Flows

Cash Flows	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flows used in Operating Activities	$(1,302,000)	$(661,000)
Cash flows provided by Financing Activities	1,251,000	660,000
Net Decrease in Cash During Period	$(51,000)	$(1,000)

Cash Balances

As of September 30, 2021, the Company’s cash balance was $14,922 compared to $66,190 as of December 31, 2020.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the nine months ended September 30, 2021 was $1,302,000 in comparison with $661,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

Cash Used in Operating Activities Reconciliation	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net loss	$(4,930,000)	$(3,893,000)
Stock-based compensation incurred for product development, selling, general and administration, professional fees and interest expense	1,973,000	1,548,000
Non-cash imputed interest expense	86,000	92,000
Loss on debt settlement	34,000	—
Net purchases with balances owing in accounts payable and accrued liabilities	137,000	106,000
Retainers and prepaid services	(29,000)	—
Accrued interest on lines of credit	1,031,000	1,089,000
Accrued interest from promissory notes	396,000	397,000
Cash used in operating activities	$(1,302,000)	$(661,000)

The expenditures incurred were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the nine months ended September 30, 2021 was $1,251,000 in comparison with $660,000 sourced during the same period last year. The funds were sourced as follows:

Cash from Financing Activities Reconciliation	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Proceeds from Rights Offering	$1,125,000	$—
Proceeds from exercise of options	12,000	—
Net proceeds from line of credit from Mr. Sidney Chan	114,000	660,000
Cash provided by financing activities	$1,251,000	$660,000

Short- and Long-Term Liquidity

As of September 30, 2021, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next 12 months.

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

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,056,000	$1,056,000	$—	$—	$—
Promissory notes to related parties	3,042,000	3,042,000	—	—	—
Promissory notes to arm’s length parties	2,213,000	2,213,000	—	—	—
Interest payable	3,979,000	3,979,000	—	—	—
Lines of credit	13,060,000	13,060,000	—	—	—
	$23,350,000	$23,350,000	$—	$—	$—

The Company will continue to use the funds available from the lines of credit to cover administrative overhead and product development requirements until such time it can establish cash flows from operations. In the next nine months, the Company anticipates the amount borrowed from the lines of credit to increase compared to the past nine months, as it expects to commercially launch its Diabetes Management System before December 31, 2021.

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020, which have been prepared in accordance with U.S. GAAP.

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from our estimates.

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

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal or disclosure controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments to previously reported legal proceedings during the period beginning July 1, 2021 to the date of this 10-Q.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Report, the Company granted options to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.050 per share, to a member of the Board of Directors of the Company. The offers and sales of these securities were made pursuant to private placement exemptions from the registration requirements of the Securities Act, including exemptions under Section 4(a)(2) of the Securities Act and Regulation D to a limited number of sophisticated investors with full access to material information about the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As at September 30, 2021, the Company had promissory notes payable and related interest payable, totalling $9,234,000 in default.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
10.1	Amending Agreement dated June 30, 2021 between ALR Technologies Inc. and Sidney Chan for the Line of Credit Financing and Stock Options Issued	8-K	7/6/21	10.1
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.01	Distribution Agreement with Mo Betta Corp.	10-SB	12/10/99	99.1
99.02	Pooling Agreement.	10-SB	12/10/99	99.2
99.03	Amended Pooling Agreement.	10-SB	12/10/99	99.3
99.04	Lock-Up Agreement.	10-SB	12/10/99	99.4
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14	99.40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2021.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

