Form 10-K
period 2021-12-31
ALR TECHNOLOGIES INC.
filed 2022-03-30
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $32,562,981 based on $0.06 as at June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As at March 30, 2022, 542,716,344 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

References in this Form 10-K to “ALR”, “ALRT”, “ALR Technologies”, “the Company”, “we”, “us”, or “our”, unless the context otherwise requires, refer to ALR TECHNOLOGIES INC., a Nevada corporation, together with its consolidated subsidiaries.

This Form 10-K includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts or estimates of future performance and developments. Forward-looking statements contained in this prospectus are based upon assumptions and assessments that we believe to be reasonable as of the date of this prospectus. Whether those assumptions and assessments will be realized will be determined by future factors, developments and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies and developments, including those identified in the Risk Factors section of filings we make with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), incorporated by reference herein, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized, or that actual returns, results or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Background

ALRT is a data management company that developed a comprehensive approach to diabetes care that includes: (i) a Food and Drug Administration (“FDA”) cleared and Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant diabetes management system (as previously defined, the “Diabetes Solution”) that collects data directly from blood glucose meters (“BGM”) (and which was subsequently modified to integrate with continuous glucose monitoring (“CGM”) devices), (ii) a patent pending Predictive A1C algorithm to track treatment success between lab reports, and (iii) an FDA-cleared Insulin Dosing Adjustment program. From this technology portfolio, the Company has developed the Diabetes Solution for human health, and the GluCurve, a modified version of the Diabetes Solution, for animal health (“GluCurve”).

ALRT was incorporated under the laws of the state of Nevada on March 24, 1987 as Mo Betta Corp. In April 1998, the Company changed its business purpose to marketing a pharmaceutical compliance device. In December 1998, the common shares of the Company began trading on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “MBET”. On December 28, 1998, the Company changed its name from Mo Betta Corp. to ALR Technologies Inc. Subsequently the symbol was changed to “ALRT.”

The Company has two subsidiaries:

Entity	Jurisdiction	Ownership Percentage	Incorporation Date
ALR Technologies SG Pte. Ltd.	Singapore	100%	May 16, 2020
Canada Diabetes Solution Centre Inc.	Canada	100%	June 9, 2021

During 2011, the Company received FDA clearance and achieved HIPAA compliance for an early version of its Diabetes Solution. The Company subsequently completed a clinic trial and pilot programs, which led to the development of its “Insulin Dosage Adjustment” technology, for which it received FDA clearance in 2017, and its “Predictive A1C” technology, for which it has submitted a worldwide patent application under the Patent Cooperation Treaty (the “PCT”) to the World Intellectual Property Organization. Subsequently the Company has continued making advancements to its Diabetes Solution technology by increasing functionality and capability to improve diabetes care for patients. The Company is actively seeking to commence revenue-generating activities for the Diabetes Solution.

In 2020, the Company: (i) entered in an agreement with Bionime Corporation (“Bionime”) whereby the Company will bundle its Diabetes Solution application (or “app”) with Bionime BGM and diabetes test supplies and sell the bundle to diabetes patients of private medical clinics in Singapore, (ii) initiated a clinical pilot with Singapore General Hospital to prove the efficacy of the ALRT Diabetes Solution in insulin-treated diabetes patients, (iii) entered into a memorandum of understanding (“MOU”) to form a collaboration with Diabetes Singapore, a non-profit Singapore-based organization serving the Singapore Minister for Health and a member of the International Diabetes Federation, with the view of raising the diabetes management standard in Singapore, and (iv) advanced its Diabetes Solution to integrate with CGM devices. See page 9 for discussion on CGM.

In 2021: (i) the Company announced it had advanced its Diabetes Solution for animal health purposes under the brand name “GluCurve” and (ii) the Company announced its intent to redomicile to Singapore.

While the ALRT Diabetes Solution is offered both individually and bundled with BGMs, the Company is focused on offering the ALRT Diabetes Solution with a cost effective CGM. ALRT believes that the current trend in diabetes care is shifting from the use of traditional BGM to diabetes care management using CGM and that CGM will become the future standard of diabetes care. ALRT believes it is uniquely positioned to bundle it Diabetes Solution application with CGM to improve health outcomes globally at a price point that is reasonable for wide scale adoption. The Company is focusing its resources on seeking opportunities in the ASEAN (Association of Southeast Asia Nations) area to secure supply of CGM through one or more strategic transactions.

As it continues to try to identify a suitable strategic CGM transaction, as of the time of filing this Report, ALRT desires to complete its redomestication transaction to Singapore, even though it has not yet identified a suitable CGM source for human health or finalized its supply arrangement for animal health. The Company’s proposed redomestication to Singapore continues to be subject to the board’s final analysis of the impacts such a change could have on the Company, its tax obligations, and other considerations relevant to its business and its shareholders. However, ALRT currently considers both its proposed redomestication, and also its ongoing search for a CGM supply source, as critical to its successful commercial launch for both human and animal health. No assurance can be given as to the timing or successful completion of either the redomestication or a strategic CGM transaction.

Animal Health

On December 7, 2021 the Company entered into a non-binding MOU with Infinovo Medical Co. Ltd. (“Infinovo”) to assess how the parties can work towards entering into a global supply agreement for the Infinovo CGM for use by ALRT in the animal health sector. Founded in 2016, Infinovo is a medical technology company focused on developing an accurate and affordable CGM for patients that will be available for both Type 1 and Type 2 Diabetics. Under the terms of the MOU, ALR and Infinovo will collaborate to integrate Infinovo’s CGM with ALRT’s GluCurve platform. In February 2022, the Company completed integration between the GluCurve platform and the Infinovo CGM. The Company is expected to conduct a validation study and a non-inferiority study, both of which are to be completed by the end of April 2022. If the results of i) integration of the Infinovo CGM into the GluCurve platform and ii) the results of testing the GluCurve platform utilizing the Infinovo CGM are both satisfactory, the parties will seek to negotiate a definitive global supply agreement for the Infinovo CGM for use by the Company under its name for the global animal health marketplace. No assurance can be given as to the timing of completion or the likelihood of success of the studies, or that if those are completed, that the parties will enter into a definitive agreement.

Human Health

ALRT is preparing for a CGM clinical trial and subsequent FDA submission to be completed during 2022. The Company is evaluating CGM suppliers for the human health market. ALRT is targeting to offer its Diabetes Solution bundled with CGM in 2023, with pricing to compete with the standalone BGM offerings. No assurance can be given that the Company will apply for FDA clearance to market CGM for human health, or commercialize CGM for human health thereafter.

The Diabetes Pandemic

Diabetes is a leading cause of death, serious illness and disability Globally. By the year 2030, it is expected that 1 in 10 adults, globally, will have diabetes (diagnosed and undiagnosed instances). We believe diabetes is a global pandemic.

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

Failure to Control Diabetes

We believe there are five causes for diabetes to not be controlled:

1.	Patient non-adherence;
2.	Unreliable data;
3.	Data overload;
4.	Clinical inertia; and
5.	Insulin under prescription.

Patient Non-Adherence

As noted in Patrick Connole, “UnitedHealth care, Other Large Insurers Seek Better Adherence to Diabetes Care”, Health Plan Week, February 11, 2013 Volume 23 Issue 5, 80% of United States (or “U.S.”) patients with diabetes do not follow their prescribed care plan. Central to conventional diabetes care is patient self-management.

Unreliable Data

As noted in Gonder-Frederick, L.A., et al, “Self-Measurement of Blood Glucose: Accuracy of Self-Reporting Data and Adherence to Recommended Regimen” Diabetes Care, Volume 11, no. 7, July 1988, 77% of patient data contain errors.

Data Overload

Health care professionals (“HCPs”) face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing. The amount of patient data for clinicians to analyze is too vast and significant during 15-minute clinical appointments and the information they have is unreliable.

Clinical Inertia

As noted in Khunti, K., et al, “Clinical Inertia in People with Type 2 Diabetes: A Retrospective Cohort Study of More than 80,000 People.” Diabetes Care, Volume 36, no. 11, July 2013, across over 80,000 patients, when A1C goals were not met, therapy intensification was late across every measure. It was noted that clinical inertia means the failure to intensify therapy when the need is clinically indicated. It took on average 19 months to escalate patients with an average A1C of 8.7% from single medication to dual therapy and 82 months to escalate patients with an average A1C of 8.8% from dual medication to triple therapy. Furthermore, they found that it took approximately 20 years to advance patients with an average A1C of over 9% to insulin. At the end of the study, less than 50% of the patients had their treatment intensified.

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

According to lead study author Dr. Kevin Pantalone of Cleveland Clinic’s Endocrinology & Metabolism Institute, “Short of a patient reporting non-adherence to their existing regimen of diabetes therapies, it is hard to imagine a reason why treatment intensification was not observed more frequently, when indicated, particularly in patients with an A1C ≥ 9%. In general, if intensification does not occur, the A1C can be expected to stay the same or get worse, it is not magically going to get better”. (emphasis added)

Company Products

ALRT Diabetes Solution

ALRT has created the Diabetes Solution to address the diabetes marketplace globally. The Diabetes Solution utilizes internet-based technologies to facilitate the HCP’s ability to monitor their diabetes patients’ health and ensure adherence to health maintenance activities.

The Diabetes Solution is a comprehensive approach to diabetes care that includes: an FDA-cleared and HIPAA-compliant diabetes management system that collects data directly from BGM and CGM devices; a patent pending Predictive A1C algorithm to track treatment success between lab reports and an FDA-cleared Insulin Dosing Adjustment program. The Diabetes Solution system processes and converts each data set to a Predictive A1C value and shares it with the patient’s physician. The system provides the physician with therapy advancement suggestions based on current clinical practice guidelines. Patients receive therapy assessments and adjustments in much shorter cycles, keeping A1Cs at target, mitigating diabetes complications and lowering costs of care.

In addition to insulin dosage adjustment, the ALRT Diabetes Solution also offers an algorithm to provide prescribers support for timely non-insulin medication advancements. The overall goal is to optimize diabetes drug therapies to drive improved patient outcomes. The program tracks performance of all clinical activities to ensure best practices are followed. The ALRT Diabetes Solution gives health care providers a platform for remote diabetes care, helping to minimize patient exposure to potential infections in clinical settings. Currently, the Company is focused on diabetes and will expand its services to cover other chronic diseases anchored on verifiable data.

The Company’s Diabetes Solution consists of hardware, software and diabetes test supplies. We designed the Diabetes Solution to be focused on the health care provider and is agnostic and proactive. Our software operates on iOS, Android, Windows and MacOS systems. Enrollment into the ALRT Diabetes Solution will include a branded glucose meter, diabetes test strips, lancets and a carrying case. Our technology collects all the blood glucose data from the glucose meters, uploads it to a secure account and ships diabetes test strips as required. The patient data is aggregated to a Predictive A1C value for a comprehensive view of the treatment plan and patient adherence to the plan, with the data available (and messaged) to authorized people.

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

The ALRT system monitors patient uploads and the underlying data providing more timely access to patient blood glucose data. Our system initiates interventions by notifying the HCP of out-of-range results or failure to upload data in accordance with the requirements of the care plan. The ALRT system does not rely upon the patient for uploading data. The ALRT Diabetes Solution provides the notifications and audit trail needed for achieving best practice results. Its performance tracking allows care teams to identify areas in treatment plans that require change or improvement.

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

Predicative A1C

Predictive A1C is a patent-pending unique feature included into the ALRT Diabetes Solution for monitoring the effectiveness of care plans. This technology utilizes data diagnostics to compare targeted A1C with indicated results. Weekly patient blood glucose data is evaluated, and HCPs are notified as needed for care plan review when blood glucose values exceed parameters set by the HCPs. Our platform provides HCPs with patient prioritization reports and alerts based on the Predictive A1C measures and other related diagnostics. Predictive A1C was designed to assist HCPs in addressing clinical inertia in diabetes care.

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

Background

In August 2010, the Company received the results of a clinical trial conducted by Dr. Hugh Tildesley using the ALRT Health-e-Connect System (subsequently advanced and rebranded as the Diabetes Solution). The trial showed A1C dropping from 8.8% to 7.6% for the Intervention Group using ALRT’s Health-e-Connect System as part of a diabetes management program. The A1C test is important in diabetes treatment management as a long-term measure of control over blood glucose for diabetes patients. According to the Center for Disease Control and Prevention, “In general, every percentage drop in A1C blood test results (e.g., from 8% to 7%), can reduce the risk of microvascular complications (eye, kidney and nerve diseases) by 40%”. The trial served as the basis for an article titled Effect of Internet Therapeutic Intervention on A1C Levels in Patients with Type 2 Diabetes Treated with Insulin, which was published in the August 2010 Diabetes Care publication.

In July 2011, the follow-up results of the Dr. Tildesley clinical trial were published in the Canadian Journal of Diabetes. Dr. Tildesley conducted a 12-month study using Health-e-Connect System as an Internet Based Glucose Management System (“IBGMS”) to provide intensive blood glucose control to determine the effects of internet-based blood glucose monitoring on A1C levels in patients with Type 2 diabetes treated with insulin. Dr Tildesley concluded that, “While IBGMS intervention was not a substitute for the patient–physician interaction in a clinical setting, it significantly improved A1C and, over time, we observed better glycemic control and patient satisfaction”.

In October 2011, the Company received 510(k) clearance from the FDA for this iteration of the Health-e-Connect System. This system offered remote monitoring of patients in support of effective diabetes management programs. The 510(k) clearance enabled the Company to commence with the United States marketing and sales of its Health-e-Connect System.

In September 2014, the Company initiated its pilot program with one of the Kansas City Metropolitan Physician Association (“KCMPA”) clinics to deploy its Health-e-Connect System. Data from the KCMPA pilot program indicated that a number of patients had achieved reductions in their A1C levels. Furthermore, the data indicated that patients that left the pilot program had increases in A1C subsequent.

On February 18, 2015, the Company filed a 510(k) application with the FDA to add a remote insulin dosing recommendation feature to the Company’s Diabetes Solution. The Company utilized the publicly available algorithm of the American Association of Clinical Endocrinologists (“AACE”) and ADA. This feature allows the Company to regularly run a patient’s blood glucose data (and other key data) through the AACE and ADA algorithm. When the algorithm indicated that the patient’s dose may not be optimal, the Diabetes Solution would provide the health care provider that a dose change may be warranted and what the change would be based on AACE and ADA guidelines. The decision about the dose change would rest entirely with the health care provider. However, this new feature may make a significant contribution to improving the outcomes of diabetes patients if it allowed HCPs to keep their patients at the optimal dose for longer periods. On September 18, 2017, the Company received clearance from the FDA for its Insulin Dosage Adjustment feature within the Company’s Diabetes Solution.

On June 20, 2017, the Company’s Chief Executive Officer (or “CEO”) filed a worldwide patent application under the PCT to the World Intellectual Property Office for the Predictive A1C feature. The Company holds the rights to use the Predictive A1C feature. During the 2019 year, the Company and the CEO entered into the National Phase for the applications by applying to target member countries.

During 2019, the Company added automated patient management to the Diabetes Solution. The Company was previously seeking to have a private label glucometer, diabetes test strips, lancets and carrying cases produced as part of the Diabetes Solution globally. The Company is now focused on securing supply of CGM to bundle with the Diabetes Solution for the global marketplace.

Also during 2019, the Company initiated support for CGM systems with the ALRT Diabetes Solution. CGM has become the standard of care for patients with Type 1 diabetes and is quickly gaining favor with Type 2 diabetes patients who use insulin. During 2020, the Company advanced its ALRT Diabetes Solution to integrate with CGM.

During 2021, the Company enrolled a small number of patients with Diabetes Singapore into the Diabetes Solution, which provided for improved efficacy of the Diabetes Solution.

The Company is preparing for a clinical trial for its Diabetes Solution for human health utilizing CGM and to concurrently submit an FDA application for clearance to sell the Diabetes Solution in the United States submitted thereafter. ALR is targeting to offer the ALRT Diabetes Solution for sale bundled with CGM in 2023, with pricing to compete with the standalone BGM offerings.

Continuous Glucose Monitoring

A CGM is a medical device that is worn on the body of a diabetic subject for up to 14 days and continually takes glucose (blood sugar) readings every 1-5 minutes. A CGM consists of three pieces:

1)	a sensor that measures glucose levels in the interstitial fluid that is attached to the skin of the subject via an adhesive pad;
2)	a Bluetooth transmitter that wirelessly sends the glucose readings to a mobile device or reader and can be integrated into the sensor or come as a separate piece that clips into the sensor; and
3)	an applicator that applies the sensor onto the subject.

A CGM can be factory calibrated thus eliminating the need for diabetics to prick their finger to test blood on a strip inserted into a BGM throughout the day. A CGM works by utilizing glucose oxidase-based enzymes that are coated onto an electrode that is inserted into the subcutaneous tissue when the sensor is applied to the skin. The transmitter than securely sends the data wirelessly to a receiver, such as a mobile device, where the data is organized and displayed for the user.

All subjects have a target blood glucose range. Time in range is the amount a subject spends in the target blood glucose range. The time in range method works with the data provided by the CGM’s data by looking at the amount of time your blood sugar has been in target range and the times you have had high blood sugar or low blood sugar. This data is helpful in finding out which types of foods and what activity level causes your blood sugar to rise and fall and assessing adherence to a care plan.

ALRT Pre-Diabetes System

A prevention-based feature of the Diabetes Solution, the ALRT Prediabetes System, has been designed in direct response to discussions with government health care authorities for a scalable solution to the growing problem of prediabetes. The Prediabetes System provides patients with educational videos and supplemental content formatted for mobile devices and a private online community to discuss disease management (e.g., support, weight loss, diet, etc.). Most importantly, the Prediabetes System tracks patients and reminds them to test their A1C according to payer protocols.

ALR GluCurve for Pets

ALR has developed the GluCurve Pet CGM to address an unmet need in diabetes care for felines and canines by combining the hardware of a CGM with the software of an adapted version of its Diabetes Solution platform for use by veterinarians in animal health.

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

The current method to monitor glucose levels in diabetic felines and canines is to prepare an in-clinic glucose curve that consists of the following steps:

1)	The pet is dropped off at a veterinary clinic;
2)	The pet is given an insulin shot;
3)	The clinic staff will draw blood every 2 hours for 10-12 hours, performing the following steps each time:
a.	test the blood in a BGM;
b.	record readings;
c.	plot the data into a graph;
d.	assess the effectiveness of the insulin dose and glycemic control; and
4)	The pet is picked up by their owner.

The GluCurve Pet CGM solves the multiple issues that arise from doing an in-clinic glucose curve:

·         Inaccurate data;

·         Manual process of data collection, review and analysis; and

·         Burden on the clinic staff and the pet owner.

Inaccurate Data

A CGM is placed on the pet by the veterinarian in minutes and the pet is sent home where the glucose readings will be automatically taken and uploaded for up to 14 days. This eliminates the stress on the animal from being housed in the clinic and from getting its blood drawn, which can elevate glucose levels. A CGM also provides readings every 5 minutes, which gives better insight to the veterinarian of the highs and lows of the pet’s glucose levels throughout the day. This is often missed when only checking every 2 hours during an in-clinic glucose curve.

Manual Process of Data Collection, Review and Analysis

A CGM automatically uploads 288 glucose readings per day to the ALRT Cloud, where the data is analyzed, organized, then displayed on the platform for the veterinarian to view. The GluCurve platform provides the pet owner and practitioner with the historical blood glucose data to allow for management of the pet’s health and tracking.

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

Current Status

The Company is starting validation and non-inferiority studies with a United States-based veterinary clinic on the GluCurve CGM app and the CGM supplies being bundled with the GluCurve app. If the results are successful, the Company will seek to finalize a strategic transaction with a pharmaceutical company with a global sales network in order to commercialize the GluCurve CGM. The Company has made the GluCurve app available on Google Play and the Apple Store for users of the validation and non-inferiority studies.

Reimbursement for Health Professionals

The Company continues to work to obtain confirmation that the Diabetes Solution will allow for services to be provided by physicians that will be reimbursed by health insurance companies. The reimbursement will be a breakthrough, as physicians will be paid to provide these important new services to their patients with chronic conditions.

Business Development and Marketing Strategy

The Company is focusing its efforts on introducing and marketing its Diabetes Solution and GluCurve products to medical clinics, veterinary clinics, hospitals, health care providers and pharmaceutical companies. We believe health care and health benefit plans can achieve a significant return on investment from utilizing the product by keeping employees/plan members healthy.

The Company has achieved collaborations with entities in Singapore and is targeting organizations with global operations in order to work with their sales network to distribute the Company’s products.

Other Products

The Company does not have any other products outside of the Diabetes Solution and GluCurve.

Manufacturers

·         The Company has entered into an agreement with Bionime to market and sell the ALRT Diabetes Solution to diabetes patients of private physicians in Singapore. The ALRT Diabetes Solution offering in Singapore includes Bionime’s Rightest GM700SB blood glucose meter and test strips.

·         The Company is evaluating its options for diabetes hardware and supplies to be combined with the ALRT Diabetes Solution for the human health sector for the rest of the world.

·         On December 7, 2021 the Company entered into an MOU with Infinovo to assess how the parties can work towards entering into a global supply agreement for the Infinovo CGM for use by ALRT in the animal health sector.

Selling Activities

The Company is actively seeking alliances with health care organizations, pharmaceutical companies, insulin providers and other health care companies that can act as catalysts to effect positive change for containing health care costs and improving health outcomes. We will work with these types of organizations to introduce the ALRT Diabetes Solution and GluCurve product to their network and seek to start significant pilot projects that will lead to revenue-generating arrangements.

Patents and Trademarks

The Company’s Chairman and Chief Executive Officer has the following patent applications under the PCT:

·         PCT/CA2017/050753 dated June 27, 2017. Title is “method and system for monitoring a diabetes treatment plan”.

This patent application has been submitted to Canada, the United States, Europe, Singapore and Australia. The Company holds an exclusive license to the patent applications.

The Company has submitted a trademark application in the United States for GluCurve dated July 15, 2021 under the serial number 90830675.

Competition

The Company competes with other corporations that produce diabetes compliance devices, monitoring systems and wellness applications, many of whom have greater financial, marketing and other resources than we do. A few companies currently offer compliance monitoring systems, but either a) at much higher prices, b) have fewer benefits than our system, or c) they do not have FDA clearance. The Company’s competition includes, but is not limited to, Livongo, Glooko, WellDoc, Medtronic, iGlucose and Microsoft HealthVault.

We feel none of these companies currently offer a comprehensive compliance system that offers the full spectrum of benefits and features that our Diabetes Solution does with the potential cost efficiencies. We believe that while some of the competitors address the issues of unreliable data and patient non-adherence, none of the competition address data overload, clinical inertia or insulin under prescription from our perspective.

Employees and Independent Contractors

The Company has six employees, 21 personnel under independent contractor and consulting arrangements, and three contract sales agents. The consultants of the Company have contracts that outline their roles and responsibilities as independent contractor, as well as outline the confidentiality requirements for all matters pertaining to the Company.

Recent Developments

On January 28, 2021, the Company’s Board of Directors approved the grant of options to six individuals to acquire an aggregate 32,000,000 shares of common stock at an exercise price of $0.05 per share with expiry dates between May 17, 2024 and December 31, 2025. All of the options granted have vesting conditions, of which 12,000,000 are time-based vesting conditions and 20,000,000 are performance vesting conditions.

On February 22, 2021, the Company granted three individuals the option to acquire an aggregate 5,000,000 shares of common stock at an exercise price of $0.05 per share until May 17, 2024. All of the options granted will not vest until immediately before expiry.

On April 14, 2021, the Company’s Board of Directors approved the grant of options to five individuals to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025. The options to acquire shares will vest according to performance- or time-based conditions and none of these options granted had vested as of the date of this report.

The Company entered into two Debt Settlement Agreements whereby the Company has agreed to issue an aggregate 4,400,000 shares of common stock to two creditors of the Company to extinguish $194,186 in accounts payable and $23,000 in promissory notes and interest. The shares were issued on May 10, 2021. The Company also issued commitment letters to two creditors offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021. These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022.

On May 12, 2021, the Company’s Board of Directors amended the option to acquire 2,000,000 shares, previously granted on January 28, 2021 to a consultant, to 3,000,000 shares of common stock at a price of $0.05 per share until December 31, 2025. All other terms of the January 28, 2021 grant remain the same and the options are subject to performance vesting conditions.

On May 31, 2021, the Company granted one consultant the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2025, subject to performance vesting conditions.

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

On June 8, 2021, the Company announced the establishment of the ALRT Animal Health Division, a new business division, which will introduce the world’s first and only CGM device for diabetic companion animals.

On June 22, 2021, the Company provided termination notices to four individuals that included that they would have 30 days to exercise their options, or those options would be cancelled. As a result, a total of 22,500,000 stock options granted in 2019 with an exercise price of $0.035 per option expired unexercised on July 22, 2021.

On June 27, 2021, the Company’s Board of Directors cancelled 7,400,000 stock options granted in previous years to three individuals with an average exercise price of $0.033 per option. These individuals have not provided services to the Company since mid-2020. All of the options had vested in previous years.

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

On July 19, 2021, the Company elected to extend the outside date to place the remaining rights under the rights offering from July 31, 2021 to October 29, 2021. The Company extended the rights offering further to March 15, 2022 and may allow exercise of any such shareholders until April 1, 2022 under a case-by-case basis (see below under Additional Financing).

On August 27, 2021, the Company granted a member of our Board of Directors the option to acquire 5,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026. The options were fully vested at grant.

On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance vesting conditions.

On December 10, 2021, the Company granted one creditor the option to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 in connection with receiving line of credit financing.

On December 10, 2021, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026, subject to performance vesting conditions.

On December 14, 2021, the Company filed a post-effective amendment to extend the outside date to place the remaining rights under the rights offering from October 29, 2021 to January 31, 2022, and subsequently further extended on January 18, 2022 to March 15, 2022 (see below under Additional Financing). On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022.

Additional Financing

Line of Credit Financing

On December 10, 2021, the Company and the spouse of the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the spouse of the Chairman to the Company from $2,000,000 to $4,000,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit.

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at December 31, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. On December 14, 2021, the Company filed a post-effective amendment to distribute subscription rights to purchase up to an aggregate 101,025,592 shares of our common stock at a price of $0.05 per share. Each stockholder as of the record date of the December 4, 2020 Form S-1 Registration Statement who received rights and had not previously exercised those subscription rights as of the expiration date of January 22, 2021, received one subscription right for each previous subscription right held as at such time. The rights expired March 15, 2022. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days following the expiration date of March 15, 2022.

Exercise of Stock Options

On February 8, 2021, the Company issued 800,000 shares of common stock at a price of $0.015 per share for proceeds of $12,000 for the exercise of options.

ITEM 1A.	RISK FACTORS

Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this report. If any of the following risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. When we say that something could have a material adverse effect on us or on our business, we mean that it could have one or more of these effects.

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Although our financial statements have been prepared on a going concern basis, our management and independent auditors in their report accompanying our consolidated financial statements for the year ended December 31, 2021, believe that our recurring losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2021.

Our audited financial statements for the fiscal year ended December 31, 2021 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business, thus our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our recurring losses anticipated future losses, negative cash flow, need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must deploy our products, and sell our products directly to end-users, establish profitable operations through increased sales, decrease expenses, generate cash from operation or raise additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through introduction of our product into new markets, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the health & wellness and medical industries, educating medical professionals and patients as to the benefits of our diabetes management services, and reducing expenses. If we are unable to increase sales, reduce expenses or raise sufficient additional capital we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $102,015,077 and $93,571,762 at December 31, 2021 and December 31, 2020, respectively. We recorded net losses of approximately $8,443,215, $5,916,017 and $9,005,537 for the years ended December 31, 2021, 2020, and 2019, respectively. In order to achieve profitability, we must control our costs and increase net revenue through new sales. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to maintain compliance with OTCQB Standards for Continued Eligibility which could cause our common stock to be demoted from OTCQB. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

Our common stock is currently quoted on OTCQB tier of the electronic quotation service operated by OTC Markets Group. To maintain the listing of our common stock on OTCQB, we are required to meet certain listing requirements, including, among others (i) have audited annual financials by a PCAOB auditor; (ii) meet minimum bid price test of $0.01; (iii) maintain SEC reporting standards or equivalent alternative reporting standards; and (iv) not be in bankruptcy. If we fail to meet OTCQB Standards for Continued Eligibility, the trading of the stock will most likely take place on a lower tier of the over-the-counter market, such as the OTC Pink tier established for financial distressed companies or those in bankruptcy. There is no assurance that we will meet the minimum Standards for Continued Eligibility. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on the OTC Pink, and many investors may not buy or sell our common stock due to difficulty in accessing OTC Pink, or over-the-counter markets, generally, due to policies preventing them from trading in securities not listed on a national exchange, not maintaining SEC reporting requirements, or other reasons.

If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

We could need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

To remain competitive, we must continue to make significant investments in the development of our product, in obtaining regulatory clearances to introduce our product into new markets, in the expansion of our sales and marketing activities, and in the expansion of our operating and management infrastructure as we increase sales domestically and internationally. If cash generated from our operations is insufficient to fund such growth, we could be required to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures. The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

●        our results of operations;

●        general economic conditions and conditions in the medical and health management industries;

●        the perception of our business in the capital markets;

●        our ratio of debt to equity;

●        our financial condition;

●        our business prospects; and

●        interest rates.

If we are unable to obtain sufficient capital in the future, we could have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, or reduced manufacturing efficiencies and could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on our relationships with, and the efforts of, third-party distributors.

We will rely on a variety of third-party distributors, such as independent health care organizations, medical suppliers, group purchasing organizations, pharmaceutical companies, insulin providers and other health care companies to introduce the ALRT GluCurve and the ALRT Diabetes Solution to their networks. Such third parties have significant discretion in determining the efforts and resources they apply to the marketing, sale and implementation of our products, and we will face significant challenges and risks in expanding, training, and managing such third-party parties. Third parties may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most distributor agreements may be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and could have a material adverse effect on our business, financial condition, and results of operations.

Any failure in our efforts to train health practitioners could result in the misuse of our products, reduce the market acceptance of our products and have a material adverse effect on our business, financial condition, and results of operations.

There is a learning process involved for health practitioners to become proficient users of our GluCurve and Diabetes Solution. It is critical to the success of our sales efforts to adequately train a sufficient number of practitioners. Following completion of training, we rely on health practitioners and administrators to advocate the benefits of our products in the broader marketplace. Convincing practitioners to dedicate the time and energy necessary for adequate training and implementation is challenging, and we cannot provide assurance that we will be successful in these efforts. If practitioners are not properly trained, they could misuse or ineffectively use our GluCurve or Diabetes Solution, or could be less likely to appreciate our GluCurve Diabetes Solution. This could also result in unsatisfactory patient outcomes, negative publicity, FDA regulatory action, or lawsuits against us, any of which could negatively affect our reputation and sales of our GluCurve or Diabetes Solution.

Our inability to distinguish our GluCurve and Diabetes Solution from other diabetes treatment compliance devices or solutions could limit the market acceptance of our products and our market share.

Our GluCurve and Diabetes Solution represent relatively new entries into the market for diabetes compliance solutions. Our future success will depend on our ability to increase demand for our products by demonstrating to a broad spectrum of healthcare providers the potential performance advantages and efficiencies of our GluCurve and Diabetes Solution over traditional methods of treatment management and over competitive management solutions, and our inability to do so could have a material adverse effect on our business, financial condition, and results of operations. Historically, we have generated limited sales because healthcare professionals have been, and could continue to be, slow to adopt new technologies on a widespread basis. As a result, we generally are required to invest a significant amount of time and resources to educate healthcare administrators and other purchasers about the benefits of our product in comparison to competing products and technologies before completing a sale, if any.

Factors that could inhibit adoption of our GluCurve or Diabetes Solution by healthcare professionals include concerns about the efficacy and reliability of our product. In order to invest in our product, a healthcare administrator generally needs to invest time to understand the technology, consider how physicians may respond to the new technology, assess the financial impact the investment could have on a medical practice and become comfortable introducing and using our products. Absent an immediate competitive motivation, a healthcare administrator may not feel compelled to invest the time required to learn about the potential benefits of using our product. Physicians may not accept or adopt our products until they see additional clinical evidence supporting the safety and efficiency of our product, or recommendations supporting our product by influential health care providers or practitioners. In addition, economic pressure, caused, for example, by an economic slowdown, changes in health care reimbursement or by competitive factors in a specific market, could make healthcare organizations reluctant to purchase substantial capital equipment or invest in new technologies. Physician acceptance will depend on the recommendations of specialists, as well as other factors, including the relative effectiveness, reliability and efficiency of our systems as compared to other in methods for managing diabetes treatment.

If future data proves to be inconsistent with our clinical results or if competitors’ products present more favorable results our revenues could decline and our business, financial condition, and results of operations could be materially and adversely affected.

If new studies or comparative studies generate results that are not as favorable as our clinical results, our revenues could decline. Additionally, if future studies indicate that our competitors’ products are more effective or reliable than ours, our revenues could decline. Furthermore, health professionals could choose not to purchase our Diabetes Solution until they receive additional published long-term clinical evidence and recommendations from prominent health professionals that indicate our system is effective for clinical applications.

We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize current and future products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers and our ability to grow our business would be impaired.

A number of competitors have substantially greater capital resources, larger customer bases, larger technical, sales and marketing forces and stronger reputations with target customers than ours. We compete with a number of domestic and foreign companies that market diabetes treatment management products, such as hardware, software and testing supplies, as well as companies that market integrated treatment solutions in the healthcare market. The marketplace is highly fragmented and very competitive. We expect that the rapid technological changes occurring in the health care industry could lead to the entry of new competitors, particularly if artificial intelligence driven software gains market acceptance in the field. If we do not compete successfully, our revenue and market share could decline and our business, financial condition, and results of operations could be adversely affected.

Our long-term success depends upon our ability to (i) distinguish our products through improving our product performance and pricing, protecting our intellectual property, improving our customer support, accurately timing the introduction of new products, and developing sustainable distribution channels worldwide; and (ii) develop and successfully commercialize new products, new or improved technologies, and additional applications for our Diabetes Solution. There is no assurance that we will be able to distinguish our Diabetes Solution or GluCurve, commercialize any new products, new or improved technologies, or additional applications for our intellectual property.

If our customers cannot obtain third-party reimbursement for their use of our products, they could be less inclined to purchase our products and our business, financial condition, and results of operations could be adversely affected.

Our products are generally purchased by medical professionals who have various billing practices and patient mixes. Such practices range from primarily private pay to those who rely heavily on third-party payers, such as private insurance or government programs. In the United States, third-party payers review and frequently challenge the prices charged for medical products and/or services. In many foreign countries, the prices for diabetes treatment services are predetermined through government regulation. Payers could deny coverage and reimbursement on various grounds, including if they determine that the procedure was not medically necessary or that the device used in the procedure was investigational. Accordingly, both coverage and reimbursement can vary significantly from payer to payer. For the portion of physicians who rely heavily on third-party reimbursement, the inability to obtain reimbursement for services using our products could deter them from purchasing or using our products. We cannot predict the effect that future health care reforms or changes in financing for health plans could have on our business. Any such changes could have an adverse effect on the ability of a physician or medical institution to generate a profit using our current or future products. In addition, such changes could act as disincentives for capital investments by medical professionals.

We could incur problems in manufacturing our products.

Where we bundle with CGM or BGM, those elements of our products are manufactured by third party suppliers. In order to grow our business, we must expand our supply chain to meet any demand we may experience. We could encounter difficulties in securing additional supply of our products, including problems involving supplier production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can scale up commercial manufacture of our products, we must ensure that our third-party manufacturing facilities, processes, and quality systems, and the manufacture of the BGM or CGM bundled with our products, complies with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our supplier manufacturing facilities are subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we could experience significant supply delays while our suppliers ensure compliance with these requirements. Our success will depend in part upon our ability to supply our products in compliance with the FDA’s QSR and other regulatory requirements. Although we have not experienced quality issues with components of our products supplied by third parties, we expect to encounter periodic quality control issues. Our future success depends on our ability to supply products on a timely basis with acceptable purchase costs, while at the same time ensuring good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

Product liability claims against us could be costly and could harm our reputation.

The sale of medical devices involves the risk of product liability claims against us. Claims could exceed our then current product liability insurance coverage limits. Our insurance policies will be subject to various standard coverage exclusions, including damage to the product itself, losses from recall of our product, and losses covered by other forms of insurance such as workers compensation. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, we cannot provide assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Regardless of merit or eventual outcome, any product liability claim brought against us could result in harm to our reputation, decreased demand for our products, costs related to litigation, product recalls, loss of revenue, an increase in our product liability insurance rates, or the inability to secure coverage in the future, and could have a material adverse effect on our business, financial condition, and results of operations.

Rapidly changing standards and competing technologies could harm demand for our products, result in significant additional costs, and have a material adverse effect on our business, financial condition, and results of operations.

The markets in which our products compete are subject to rapid technological change, evolving industry standards, changes in the regulatory environment, and frequent introductions of new devices and evolving techniques in diabetes treatment and patient management. Competing products could emerge that render our products uncompetitive or obsolete. The process of developing new medical devices is inherently complex and requires regulatory approvals or clearances that can be expensive, time-consuming, and uncertain. We cannot guarantee that we will successfully identify new product opportunities, identify new and innovative applications of our technology, or be financially or otherwise capable of completing the research and development required to bring new products to market in a timely manner. An inability to expand our product offerings or the application of our technology could limit our growth. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures.

We could be unable to effectively manage and implement our growth strategies, which could have a material adverse effect on our business, financial condition, and results of operations

Our growth strategy includes expanding the market for our Diabetes Solution, and developing new applications and enhancements for our product, ie. Expansion of our existing market, product line and entry into new medical applications divert the use of our resources and systems, require additional resources that might not be available (or available on acceptable terms), require additional country-specific regulatory approvals, result in new or increasing competition, could require longer implementation times or greater start-up expenditures than anticipated, and could otherwise fail to achieve the desired results in a timely fashion, if at all. These efforts could also require that we successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively, and manufacture and deliver sufficient volumes of new products of appropriate quality on time. We could be unable to increase our sales and earnings by expanding our product offerings in a cost-effective manner, and we could fail to accurately predict future customer needs and preferences or to produce viable technologies. In addition, we could invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and product enhancements, we could incur substantial costs in doing so. In addition, promising new products could fail to reach the market or realize only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, or uncertainty over third-party reimbursement.

We could be subject to breaches of our information technology systems, which could damage our reputation and customer relationships. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

We will rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and manage data to, among other things:

●        facilitate the purchase and distribution of thousands of inventory items through numerous distributors;

●        receive, process and ship orders on a timely basis;

●        accurately bill and collect from thousands of customers;

●        process payments to suppliers; and

●        provide technical support to our customers.

A cyber-attack that bypasses our IS security, or employee error, malfeasance or other disruptions that cause an IS security breach could lead to a material disruption of our IS and/or the loss of business information. Such an attack could result in, among other things:

●        the theft, destruction, loss, misappropriation or release of confidential data and intellectual property;

●        operational or business delays;

●        liability for a breach of personal financial and health information belonging to our customers and their patients or to our employees; and

●        damage to our reputation

any of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of an attack, we would be exposed to a risk of loss or litigation and possible liability, including under laws that protect the privacy of personal information.

Litigation against us could be costly and time-consuming to defend and could materially and adversely affect our business, financial condition, and results of operations.

We expect to be involved from time to time involved in various claims, litigation matters and regulatory proceedings incidental to our business, including claims for damages arising out of the use of our products or services and claims relating to intellectual property matters, employment matters, commercial disputes, competition, sales and trading practices, environmental matters, personal injury, and insurance coverage. Some of these lawsuits include claims for punitive as well as compensatory damages. The defense of these lawsuits could divert our management’s attention, and we could incur significant expenses in defending these lawsuits. In addition, we could be required to pay damage awards or settlements or become subject to unfavorable equitable remedies. Moreover, any insurance or indemnification rights that we could have may be insufficient or unavailable to protect us against potential loss exposures.

If we lose our key management personnel, or are unable to attract or retain qualified personnel, it could adversely affect our ability to execute our growth strategy.

Our success is dependent, in part, upon our ability to hire and retain management, engineers, technical, administrative marketing and sales personnel, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our success will depend on our ability to retain our current management, engineers, marketing and sales, technical, administrative, research and other personnel and to attract and retain qualified like personnel in the future. Competition for senior management, engineers, marketing and sales personnel, administrative and other specialized technicians is intense and we may not be able to retain our personnel. If we lose the services of any executive officers, key contractors or key employees, our ability to achieve our business objectives could be harmed and our business, financial condition, and results of operations could be materially and adversely affected. In general, our officers could terminate their employment at any time without notice for any reason.

If the patents that we own or license, or our other intellectual property rights, do not adequately protect our technologies, we could lose market share to our competitors and be unable to operate our business profitably.

Our future success depends, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of patent applications with respect to our products and technology. However, we cannot ensure that any patents will be issued, that the scope of any patent protection will be effective in helping us address our competition, or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors could independently develop similar or more desirable products, duplicate our products, or design products that circumvent our patents. The laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there have been recent changes in the patent laws and rules of the U.S. Patent and Trademark Office (the “USPTO”), and there could be future proposed changes that, if enacted, have a significant impact on our ability to protect our technology and enforce our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitive position could be adversely affected, and there could be a material adverse effect on our business, financial condition, and results of operations.

If third parties claim that we infringe their intellectual property rights, we could incur liabilities and costs and have to redesign or discontinue selling certain products, which could have a material adverse effect on our business, financial condition, and results of operations.

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on systems for diabetes treatment monitoring. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we expect to receive, notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. Some of these claims could lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and it is possible that we may not be able to obtain a license on acceptable terms, or at all.

Changes in government regulation or the inability to obtain or maintain necessary government approvals could have a material adverse effect on our business, financial condition, and results of operations.

Our products are subject to extensive government regulation, both in the United States and in other countries. To clinically test, manufacture, and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide-ranging and govern, among other things, product design, development, manufacture and control testing, labeling control, storage, advertising, and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such approvals, could prevent us from developing, manufacturing, and marketing products and services necessary for us to remain competitive.

If we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new FDA 510(k) clearance, or could require a Premarket approval (PMA) application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or Premarket approval (PMA) is obtained. If 510(k) clearance is denied and a Premarket approval (PMA) application is required, we could be required to submit substantially more data and conduct human clinical testing and would very likely be subject to a significantly longer review period.

Products sold in international markets are also subject to the regulatory requirements of each respective country or region. The regulations of the European Union require that a device have a CE Mark, indicating conformance with European Union laws and regulations before it can be sold in the European Union. The regulatory international review process varies from country to country. We expect to rely on our compliance consultants in any foreign countries in which we may market our products to comply with the regulatory laws of such countries. Failure to comply with the laws of such countries could prevent us from selling products in such countries. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses.

Changes in health care regulations in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. For example, in 2010, President Obama signed the Affordable Care Act into law, which included various reforms impacting Medicare coverage and reimbursement, including revision to prospective payment systems, any of which could adversely impact any Medicare reimbursements received by our end-user customers. New legislation may be enacted as the President and Congress consider further reform. In addition, as a result of the focus on health care reform, there is risk that Congress could implement changes in laws and regulations governing health care service providers, including measures to control costs, and reductions in reimbursement levels. We cannot be sure that government or private third-party payers will cover and reimburse the treatments using our products, in whole or in part, in the future, or that payment rates will be adequate. If healthcare providers cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, results of operations, and financial condition could suffer.

We could be subject to or otherwise affected by federal and state health care laws, including fraud and abuse and health information privacy and security laws, and we could face substantial penalties if we are unable to fully comply with such regulations.

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

●        the Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution, and sale of prescription drugs and medical devices;

●        state food and drug laws;

●        the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, to induce the referral for the furnishing of, or the purchase, order, or recommendation of, a good or service, for which payment could be made under FHCPs such as Medicare, Medicaid, and TRICARE;

●        state law equivalents to the federal Anti-Kickback Statute, which may not be limited to government reimbursed items;

●        state laws that prohibit fee-splitting arrangements;

●        the federal Civil False Claims Act, which imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the government, including FHCPs;

●        state false claims laws that prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent;

●        federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for items or services under a health care benefit program;

●        federal law prohibiting offering remuneration to a Medicare or Medicaid beneficiary to influence the beneficiary’s selection of a particular provider, practitioner, or supplier;

●        the federal Stark Law, which, in the absence of a statutory or regulatory exception, prohibits: (i) the referral of Medicare or Medicaid patients by a physician to an entity for the provision of designated health care services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and (ii) submitting a bill to Medicare or Medicaid for services rendered pursuant to a prohibited referral;

●        state law equivalents to the Stark Law, which may not be limited to government reimbursed items;

●        the Physician Payments Sunshine Act, which requires us to report annually to CMS certain payments and other transfers of value we make to U.S.-licensed physicians, dentists, and teaching hospitals;

●        the FCPA, which generally prohibits companies and their intermediaries from paying anything of value to foreign officials to influence any decision of the foreign official in his/her official capacity or to secure any other improper advantage to obtain or retain business;

●        HIPAA and HITECH and their implementing regulations, which govern the use, disclosure, and safeguarding of PHI;

●        state privacy laws that protect the confidentiality of patient information;

●        Medicare and Medicaid laws and regulations that prescribe the requirements for coverage and payment, including the amount of such payment; state laws that prohibit the practice of medicine by non-physicians; and

●        the Federal Trade Commission Act and similar laws regulating advertising and consumer protection.

If our past, present, or future operations are found to be in violation of any of the laws described above or other governmental laws or regulations to which we or our customers are subject, we could be subject to the applicable penalty associated with the violation, which could include civil and criminal penalties, damages, fines, exclusion from FHCPs, and the curtailment or restructuring of our operations. If we are required to obtain permits or license under these laws that we do not already possess, we could become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, or curtailment or restructuring of our operations could be significant. The risk of potential non-compliance is increased by the fact that many of these laws have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, damage our reputation, and cause a material adverse effect on our business, financial condition, and results of operations.

Product sales or introductions could be delayed or canceled as a result of the FDA regulatory requirements applicable to diabetes testing products, treatment management systems, or both, which could cause our sales or profitability to decline and have a material adverse effect on our business, financial condition, and results of operations.

The process of obtaining and maintaining regulatory approvals and clearances to market a medical device from the FDA and similar regulatory authorities abroad can be costly and time-consuming, and we cannot provide assurance that such approvals and clearances will be granted. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved Premarket approval (PMA). The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The pre-market approval process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies, and human clinical trials. Because we cannot provide assurance that any new products, or any product enhancements, that we develop will be subject to the shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancement could occur. We cannot provide assurance that the FDA will not require a new product or product enhancement to go through the lengthy and expensive PMA process. Delays in obtaining regulatory clearances and approvals could:

●        delay or eliminate commercialization of products we develop;

●        require us to perform costly procedures;

●        diminish any competitive advantages that we may attain; and

●        reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the FDA to market our Diabetes Solution, we cannot provide assurance that the clearance of these systems will not be withdrawn or that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Our products are subject to recalls and other regulatory actions after receiving FDA clearance or approval.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our Diabetes Solution or the GluCurve would be particularly harmful to us, because these are our sole products. However, any recall could have a material adverse effect on our business, financial condition, and results of operations.

The liquidity and trading volume of our common stock could be low, and our ownership is concentrated.

The liquidity and trading volume of our common stock has at times been low in the past and could again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares, our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. In addition, our Chairman and sole executive officer Sidney Chan and his spouse own in excess of 70% of outstanding common stock as at the date of this Registration Statement.

As a result, Mr. Chan and his spouse will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

●        actual or anticipated fluctuations in our operating results or future prospects;

●        our announcements or our competitors’ announcements of new products;

●        the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

●        strategic actions by us or our competitors, such as acquisitions or restructurings;

●        new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●        changes in accounting standards, policies, guidance, interpretations, or principles;

●        changes in our growth rates or our competitors’ growth rates;

●        developments regarding our patents or proprietary rights or those of our competitors;

●        our inability to raise additional capital as needed;

●        concerns or allegations as to the safety or efficacy of our products;

●        changes in financial markets or general economic conditions;

●        sales of stock by us or members of our management team, our Board, our significant stockholders, or certain institutional stockholders; and

●        changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of restricted stock units, future sales of our equity, or the future grant of equity by us.

You could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants and outstanding options issued as compensation for services performed by employees, directors, consultants, and others, future sales of our equity, or the grant of future equity-based awards. As of December 31, 2021, an aggregate of 5,497,001,500 shares of common stock were authorized for issuance pursuant to the exercise of outstanding stock options having a weighted-average exercise price of $0.006 per share. To the extent that outstanding options are exercised, our existing stockholders will experience dilution. We rely heavily on equity awards to motivate current contractors and employees and to attract new employees and to secure financing. The grant of future equity awards by us to our contractors, employees and other service providers could further dilute our stockholders’ interests in the Company.

Anti-takeover provisions in our charter, bylaws, other agreements, and under Nevada law could discourage, delay, or prevent a change in control of the Company.

Provisions in our restated certificate of incorporation and amended and restated bylaws could discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. These provisions include but are not limited to the right of our Board to issue preferred stock without stockholder approval, no stockholder ability to fill director vacancies, elimination of the rights of our stockholders to act by written consent and call special stockholder meetings, super-majority vote requirements for certain amendments to our certificate of incorporation and stockholder proposals for amendments to our bylaws, prohibition against stockholders from removing directors other than “for cause” and rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

We are also subject to the anti-takeover provisions of the Nevada Revised Statues. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for two years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” generally means (subject to certain exceptions as described in the Nevada General Corporation Law) someone owning voting stock of our Company and who is an officer, director, or employee of our Company during the past two years, or who is an acquiring person in a contemplated transaction.

Because we do not intend to pay dividends, our stockholders will benefit from an investment in our common stock only if it appreciates in value.

We intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

If we complete re-domestication to Singapore, we will no longer be required to file quarterly financial statements that have been reviewed by our independent auditors on Forms 10-Q, as required by the Securities Exchange Act of 1934.

If we change our corporate jurisdiction to Singapore, we will still have to comply with reporting requirements under United States securities laws. However, these requirements could be reduced because we will no longer be incorporated in a state of the United States.

We currently prepare our financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). We file our audited annual financial statements with the Securities and Exchange Commission with our annual reports on Form 10-K and we file our unaudited interim financial statements with the Securities and Exchange Commission with our quarterly reports on Form 10-Q. Upon completion of re-domestication to Singapore, we anticipate that we will meet the definition of a “foreign private issuer” under the Securities Exchange Act of 1934, as amended. As a foreign private issuer, we anticipate that we will be eligible to file our annual reports each year with the Securities and Exchange Commission on Form 20-F. As a foreign private issuer filing annual reports on Form 20-F, we would not be required to file quarterly reports on Forms 10-Q.

If we complete re-domestication to Singapore, insiders of our company will no longer be required to file insider reports under Section 16(a) of the Securities Exchange Act of 1934 and they will no longer be subject to the “short swing profit rule” of Section 16(b) of the Securities Exchange Act of 1934.

As a foreign private issuer, our directors, officers and stockholders owning more than 10% of our outstanding common stock will be subject to the insider filing requirements imposed by another jurisdictions securities laws but they will be exempt from the insider requirements imposed by Section 16 of the Securities Exchange Act of 1934. Such securities laws may not impose on insiders any equivalent of the “short swing profit rule” imposed by Section 16 and, after completion of re-domestication to Singapore, our insiders will not be subject to liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of our equity securities within less than six months. As a result, our stockholders may not enjoy the same degree of protection against insider trading as they would under Section 16 of the Securities Exchange Act of 1934.

Your rights as a stockholder of our company will change as a result of re-domestication to Singapore.

Because of the differences between Nevada law and Singapore, your rights as a stockholder will change if the re-domestication to Singapore is completed. Any registration statement or proxy statement in regards to the re-domestication will include a detailed discussion of these differences.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

Included in promissory notes payable and accrued interest payable, are the following recognized liabilities, which have involved legal proceedings:

1.	Mr. H. Gordon Niblock

During 2009, the following judgment was rendered against the Company: Niblock Financial Systems, Inc. et al v. ALR Technologies Inc. Forsyth County, North Carolina, file number 0-9-CVS-2220. The judgment against the Company was in the amount of $600,000 in favor of Niblock Financial Systems, Inc. and $550,000 in favor of H. Gordon Niblock, plus court costs and attorney fees. The judgment was rendered as a result of the Company’s failure to pay amounts due under several promissory notes. On September 30, 2009, subject to the entry of that judgment, the Company reached a Settlement Agreement with the two plaintiffs, resulting in a cash payment, a credit to the judgment and an assignment of the Judgment to Christine Kan.

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

The plaintiffs (Niblock Financial Systems, Inc. et al) filed a motion of default against the Company (ALR Technologies Inc.) in the Superior Court of Forsyth County, North Carolina, (case number 10-CVS-685) for failure to meet the repayment terms of the $300,000 promissory note. On October 26, 2010, case number 10-CVS-685 was heard and the court found in favor of the plaintiff, meaning the Company was ordered to repay in full principal of $300,000 along with $11,000 of accrued interest from the original settlement date, being September 30, 2009. During the 2017 fiscal year, the Company determined it would be appropriate to accrue interest of 8% on the principal outstanding from the judgment date onward. Previously, the Company had recorded imputed interest on the amount, as there was no legal requirement for the Company to pay interest on the principal. As a result, during the 2017 fiscal year, the Company reversed the imputed interest, recorded the accrued interest and recorded the difference as a recovery of expense.

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

On September 23, 2020, the Superior Court of Forsyth County, North Carolina, issued a Civil Summons in regard to the amount owing for payment of $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons. On October 30, 2020, the Superior Court of Forsyth County, North Carolina, issued an Order for Mediated Settlement Conference in Superior Court and Trial Calendar Notice. There has been no further actions or notices related to the Order or the related Civil Summons.

Except as described above, as at the date of this report on Form 10-K, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject. Please refer to Note 9, Commitments and Contingencies, of the consolidated financial statements for a description of outstanding judgments against the Company.

2)        Ms. Irene Ho

The Company owes a promissory note to Irene Ho that was demanded for repayment on December 14, 2010. This amount has not been repaid and interest continues to accrue at the legal rate. The total principal and interest owing to Irene Ho is approximately $630,000.

3)        Mr. Stan Link

Stan Link holds a note from the Company that is in arrears. The matter was reduced to a Consent Judgment in the amount of $43,608 on April 13, 2009. The full amount is still outstanding and continues to accrue interest at the stated rate of the note. The total principal and interest owing to Stan Link is approximately $89,000.

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

The Company’s common stock is quoted on the Bulletin Board (OTCQB) operated by the Federal Industry Regulatory Authority (FINRA) under the symbol “ALRT”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years:

Quarter Ended	High Bid [1]	Low Bid [1]
December 31, 2021	0.07	0.05
September 30, 2021	0.07	0.05
June 30, 2021	0.07	0.05
March 31, 2021	0.07	0.05
December 31, 2020	0.08	0.05
September 30, 2020	0.09	0.04
June 30, 2020	0.07	0.03
March 31, 2020	0.05	0.02

[1]       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 2021, there were 542,716,344 common shares of the Company issued and outstanding.

As at December 31, 2021, there were 131 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Recent Sales of Unregistered Securities

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at December 31, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. On December 14, 2021, the Company filed a post-effective amendment to distribute subscription rights to purchase up to an aggregate 101,025,592 shares of our common stock at a price of $0.05 per share. Each stockholder as of the record date of the December 4, 2020 Form S-1 Registration Statement who received rights and had not previously exercised those subscription rights as of the expiration date of January 22, 2021, received one subscription right for each previous subscription right held as at such time. The rights expired March 15, 2022. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days following the expiration date of March 15, 2022.

On February 8, 2021, the Company issued 800,000 shares of common stock at a price of $0.015 per share for proceeds of $12,000 for the exercise of options.

The Company entered into two Debt Settlement Agreements whereby the Company has agreed to issue an aggregate 4,400,000 shares of common stock to two creditors of the Company to extinguish $194,186 in accounts payable and $23,000 in promissory notes and interest. The shares were issued on May 10, 2021. The Company also issued commitment letters to two creditors offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021. These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022.

There were no other issuances of securities that were not under a registration statement during the year ended December 31, 2021 and the subsequent period to the date of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2021.

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

Revenue

The Company generated $7,468 in revenue during the year ended December 31, 2021 and did not generate any revenue in 2020. For the past several years, the Company has been devoting its efforts to developing and commercializing its Diabetes Solution product, which is a diabetes management system that combines patient monitoring, patient adherence, care team communications, automated patient management and insulin dosage suggestions.

Product Development

During the 2021 fiscal year, the majority of the Company’s product development efforts were expended to:

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

Product development and research costs were $499,000 in 2021 and $1,433,000 in 2020. Included in product development costs were stock-based compensation costs of $222,000 in 2021 and $1,156,000 in 2020.

Operating Capital

The Company generated $7,468 in revenue during the year ended December 31, 2021. The Company is funding operations through funds raised through the rights offering in 2020 and the line of credit financing available. The Company has used the funds it raised through the rights offering. The majority of the Company’s expenditures go towards product development, professional fees and administrative activities. The Company incurs significant amounts of interest expense from its debts outstanding and, from time to time, the grant of stock options in exchange for either 1) deferred payment, 2) agreements of note extensions, and 3) increased borrowing limits provided. All stock options granted related to the debts of the Company have been recorded at their fair value using the Black-Scholes option pricing model and are expensed over the agreed upon term of the debt instrument where applicable. Where the debt of the Company is a line of credit arrangement with no fixed terms of repayment, the stock option expense is fully recognized at the time of grant.

There is no certainty of the timing or amount of cash flows from sales, and there is no certainty that it will reach the level necessary to cover operating costs and costs to service the Company’s debts. The Company has limited resources and is seeking to penetrate markets with entrenched competition with much greater resources. The Company is seeking to displace generally accepted processes for diabetes management, which means it is seeking to establish new benchmark practices for diabetes care. Management is evaluating alternatives to penetrate both existing and new marketplaces in order to generate cash flows. Management believes the business plan of the Company will give it the best opportunity to achieve commercial feasibility. There is substantial uncertainty over the Company’s ability to execute the plan, the level of success associated with the execution of its business plan or the actual timeline to execute the plan. If the actual timeline for the execution of the business plan is substantially longer than planned, it could jeopardize the Company’s long-term success. For these reasons the Company is seeking additional financing.

The Company has operating lines of credit with a borrowing limit of $14,300,000. As at December 31, 2021, the Company had borrowing available of approximately $1,612,000 on its lines of credit. The Company does not have any other facilities readily available at this time and has continued to receive funding under the terms of the existing line of credit that has reached the borrowing limit from the Chief Executive Officer. Management will seek to acquire additional financing to allow the Company to become a commercially viable enterprise, whereby it can generate sufficient cash flow from the sales of its Diabetes Solution to support its cost of operations, overhead and repay its obligations.

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at December 31, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. On December 14, 2021, the Company filed a post-effective amendment to distribute subscription rights to purchase up to an aggregate 101,025,592 shares of our common stock at a price of $0.05 per share. Each stockholder as of the record date of the December 4, 2020 Form S-1 Registration Statement who received rights and had not previously exercised those subscription rights as of the expiration date of January 22, 2021, received one subscription right for each previous subscription right held as at such time. The rights expired March 15, 2022. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days following the expiration date of March 15, 2022.

There is no certainty that the Company will ever be able to achieve the level of sales necessary to cover operating costs or achieve the level of sales before the borrowing limits on the lines of credit financing are reached. The Company will require additional financing in the future for which there is no guarantee it will receive. Furthermore, even if the Company is able to achieve sufficient cash flows to support operations, it will need to service its debt obligations, which as of December 31, 2021 were $24,505,360. A total of $18,250,969 is owed to the Chairman and his family.

Operating Issues

The Company has expended significant efforts introducing the Diabetes Solution to specified retail chains, pharmaceutical manufacturers, contract research organizations, health management organizations, pharmacy benefits managers and certain clinics treating specific disease conditions. The Company has not had sales for several years. During the 2020 and 2021 fiscal years, the Company has devoted 100% of its efforts to developing the Diabetes Solution for commercial launch. Management plans for the Company to become a commercially viable enterprise through the sale of Diabetes Solution subscriptions.

If management is not successful in its plans, the Company may be required to raise additional funds from its existing and prospective shareholders or debtholders, which it may not be able to accomplish on satisfactory terms for the Company.

Management Compensation

During 2021, the Company’s sole officer, Mr. Sidney Chan, earned $20,000 per month, which was recorded as an increase to the borrowings on the line of credit provided by Mr. Chan to the Company. Mr. Chan’s compensation during the 2020 fiscal year was $20,000 per month.

The Company issues stock options as compensation from time to time. No directors of the Company earn service fees for their position as director of the Company. Those directors that hold a position as officer or consultant of the Company earn fees for those services provided. During 2021, the Company granted incentive to Peter Stafford for the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.05 per share until June 30, 2026. The options granted to Mr. Stafford had no vesting conditions. During 2020, the Company granted incentive to Ken Robulak for the option to acquire 8,000,000 shares of common stock of the Company at a price of $0.05 per share until May 31, 2025. The options granted to Mr. Robulak during 2020 were subject to performance vesting conditions.

Neither Dr. Alfonso Salas nor Ronald Cheng were granted options during 2021 and 2020.

Capital Structure

As of the date of this Form 10-K:

Preferred Stock

Authorized:	500,000,000 shares of preferred stock with a par value of $0.001 per share.

Issued:	No shares of preferred stock have been issued.

Common Stock

Authorized:	10,000,000,000 shares of common stock with a par value of $0.001 per share.

Issued:	542,716,344 shares of common stock are issued and outstanding.

Stock Options

Outstanding:	Options to acquire 5,437,001,500 shares of common stock are outstanding.

Subscription Rights

Issued:	101,025,592 subscription rights expiring March 15, 2022, and allocatable by management for 150 days thereafter. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022.

Results of Operations

Year ended December 31, 2021 compared to Year ended December 31, 2020

	2021	2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Revenue	$8,000	$—	8,000	100
Cost of revenue	(3,000)	—	(3,000)	100
Gross margin	5,000	—	5,000	100

Operating expenses
Product development costs	499,000	1,433,000	(934,000)	(65)
Professional fees	881,000	953,000	(72,000)	(8)
Selling, general and administration	1,566,000	1,440,000	126,000	9
Operating loss	2,946,000	3,826,000	(880,000)	(23)

Loss before other items	2,941,000	3,826,000	(885,000)	(23)

Other items
Interest expense	5,468,000	2,116,000	3,352,000	158
Loss on settlement of debt	34,000	—	34,000	100
Other income	—	(26,000)	26,000	(100)
Total other items	5,502,000	2,090,000	3,412,000	163

Net Loss	$8,443,000	$5,916,000	2,527,000	43

The net loss for the year ended December 31, 2021 was 43% ($2,527,000) higher than the net loss at December 31, 2020. Loss before other items and stock-based compensation was $965,000 (97%) higher during the year ended December 31, 2021, as compared to the year ended December 31, 2020. We highlight that loss before other items and stock-based compensation is a “non-GAAP financial measure”. This measure is calculated by removing those items from the net loss presented on our consolidated statements of operations. This measure does not have a standardized meaning under U.S. generally accepted accounting principles (“GAAP”). Management uses this measure internally to evaluate its results of operations, as it removes the impact of stock-based compensation, non-operational losses and interest accretion.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Loss before other items	$2,941,000	$ 3,826,000	(885,000)	(23)
Stock-based compensation included in selling, general and administration expense, professional fees and product development costs	978,000	2,828,000	(1,850,000)	(65)
Loss Before Other Items and Stock-based Compensation	$1,963,000	$ 998,000	965,000	97

The loss before other items and stock-based compensation for the Company’s year ended December 31, 2021 increased by $965,000 due primarily to increased professional fees of $501,000 and selling, general and administration expense of $469,000 offset by gross margin of $5,000.

·	The Company incurred increased professional costs related to assessing business structure alternatives;
·	The Company has retained additional personnel to support commercialization strategies in Singapore and the U.S.;
·	The Company has incurred professional costs related to its proposed migration to Singapore; and
·	The Company has retained additional personnel related to evaluating and forming its pet division.

Selling, General and Administration

Selling, general and administration costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options granted to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the year, the Company had an increase in selling, general and administration expenses, primarily driven by an increase in salaries and consulting fees paid to personnel and to a market research firm related to commercialization plans for the Company’s Diabetes Solution. The components of selling, general and administration expenses and the changes therein can be seen as follows:

Selling, General and Administration:	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)
Salaries and consulting fees	$729,000	$379,000	350,000
Travel and trade shows	14,000	10,000	4,000
Website and information technology	26,000	18,000	8,000
Transfer agent, filing fees and quotation costs	29,000	75,000	(46,000)
Market research consulting fees	44,000	—	44,000
License and permits	26,000	10,000	16,000
Foreign exchange	35,000	—	35,000
Other general and administration costs	76,000	18,000	58,000
Subtotal	979,000	510,000	469,000
Stock-based compensation	587,000	930,000	(343,000)
Total	$1,566,000	$1,440,000	126,000

During 2021, the Company had increased selling, general and administration operating expenses, as compared to the same period in 2020. The selling, general and administration expenses, excluding stock-based compensation, increased by $469,000 during 2021, as compared to 2020, which was primarily related to increased personnel costs and market research consulting fees.

Product development costs

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company and b) expenses incurred for product development. The change in balance from the previous year relates primarily to changes in composition of our technical team in the current year, as compared to the previous year. The Company incurred stock-based compensation expense of $222,000 during 2021 related to the grant and vesting of options to its product development team compared to $1,156,000 during 2020. The reduction in product development costs related to stock-based compensation expenses of $934,000 for the year ended December 31, 2021 accounted for 100% of the reduction in total product development costs from the year ended December 31, 2020.

Professional fees

Professional fees incurred consists of consulting and advisory fees of certain professionals retained, audit fees, tax consultant fees, recruiter fees, legal fees and stock-based compensation for options granted to professionals. During the year, there was a significant increase in professional fees related to:

·	Assessing business structure alternatives, including evaluating and forming the animal health division;
·	Evaluating retaining additional personnel to support commercialization strategies in Singapore and the United States;
·	Its proposed migration to Singapore; and
·	Completing the rights offering financing, preparing subsequent amendments to extend the rights offering and issuing the post-effective amendment to the rights offering.

By type of professional cost, the variance can be seen as follows:

Professional fees:	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)
Corporate auditor	$46,000	$44,000	2,000
Accounting fees	149,000	63,000	86,000
Tax consultant fees	43,000	—	43,000
Legal fees	292,000	70,000	222,000
Recruiter fees	48,000	—	48,000
Market consultants and outreach	88,000	—	88,000
Professionals retained	46,000	35,000	11,000
Subtotal	712,000	212,000	500,000
Stock-based compensation	169,000	741,000	(572,000)
Total	$881,000	$953,000	(72,000)

Excluding the difference in net loss attributed to the grant of stock options, professional fees increased by $500,000 from the prior year, as indicated above.

Interest expense

Interest expense was from the following sources for the years ended December 31, 2021 and 2020:

Interest expense:	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$527,000	$529,000	(2,000)
Interest expense incurred on lines of credit	1,402,000	1,464,000	(62,000)
Stock-based compensation of extension of line of credit and modification of stock options	3,425,000	—	3,425,000
Imputed interest on zero interest loans	113,000	123,000	(10,000)
Other interest	1,000	—	1,000
Total	$5,468,000	$2,116,000	3,352,000

Interest expense incurred on stock options modified of $3,425,000 related to the grant of options as consideration for receiving an increase to the borrowing limit on the line of credit between the Company and the spouse of the Chairman and the extension of the life of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided and outstanding.

Interest on Promissory Notes

During the year there were the following changes in promissory notes payable:

·	On May 10, 2021, the Company issued 2,000,000 shares of common stock with a fair market price of $0.057 to a creditor to extinguish $20,000 in promissory notes and $3,000 in accrued interest on promissory notes.

There were no other significant changes in the amount of promissory notes outstanding as at December 31, 2021 and 2020. The interest incurred on promissory notes was consistent during the years ended December 31, 2021 and 2020.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of credit:	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)
Line of credit provided by Sidney Chan	$10,221,000	$9,539,000	682,000
Line of credit provided by Christine Kan	2,468,000	2,000,000	468,000
Total	$12,689,000	$11,539,000	1,150,000

The principal balance of the lines of credit due to Mr. Sidney Chan and Ms. Christine Kan increased due to advances from Mr. Chan and Ms. Kan under the lines of credit to finance the operations of the Company. On December 10, 2021, the Company and the spouse of the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the spouse of the Chairman to the Company from $2,000,000 to $4,000,000.

The Company incurred interest on the lines of credit as follows:

Interest expense on lines of credit:	Year Ended December 31, 2021	Year Ended December 31, 2020	Amount ($) Increase / (Decrease)
Interest expense incurred on the line of credit from Sidney Chan during the period	$1,157,000	$1,224,000	(67,000)
Interest expense incurred on the line of credit from Christine Kan during the period	245,000	240,000	5,000
Total	$1,402,000	$1,464,000	(62,000)

Imputed Interest

During 2021 and 2020, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and, instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item additional paid-in capital. The change from the prior year is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working capital	As At December 31, 2021	As At December 31, 2020	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current assets	$193,000	$129,000	64,000	50
Current liabilities	24,505,000	21,889,000	2,616,000	12
Working capital deficiency	$(24,312,000)	$(21,760,000)	(2,552,000)	12

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this report, the Company has commenced minimal revenue-generating activities. The Company is expecting to continue generating revenues in Singapore during the 2022 fiscal year; however, the amount and timing are uncertain. The revenues generated in 2022 from its operations in Singapore are not expected to be sufficient to finance the ongoing operations of the business and repay the current liabilities. The Company is also evaluating opportunities for its GluCurve product, the timing and amount of revenues from which are uncertain. The Company is seeking to complete its rights offering that may provide additional financing as much as $5,051,000, which is significantly less than the current liabilities outstanding; however, this may not occur. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s nominal current assets as at December 31, 2021 and 2020 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $24,505,000 at December 31, 2021, as compared to $21,889,000 at December 31, 2020. Current liabilities are as follows:

	December 31, 2021	December 31, 2020	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,130,000	$1,114,000	16,000	1
Promissory notes to related parties	3,042,000	3,032,000	10,000	0
Promissory notes to arm’s length parties	2,213,000	2,254,000	(41,000)	(2)
Interest payable	4,111,000	3,575,000	536,000	15
Lines of credit from related parties	14,009,000	11,914,000	2,095,000	18
Total current liabilities	$24,505,000	$21,889,000	2,616,000	12

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of trade payables and accrued liabilities of the Company. Accounts payable totaling approximately $806,000, accrued liabilities totaling approximately $322,000 and unearned revenue totaling approximately $2,000. Approximately $600,000 of accounts payable is more than one year old with the majority of these being more than ten years old.

The fluctuations in accounts payable occurred in the regular course of business. Accounts payable of $194,000 was extinguished from the issuance of shares of common stock.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. There has been no new activity for several years. All of these promissory notes are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month). The change from December 31, 2021 to December 31, 2020 relates to:

·	$11,000 reclassified from promissory note payable principal to promissory note interest payable;
·	$20,000 extinguished through issuance of shares of common stock; and
·	$10,000 transferred from unrelated party promissory note principal to related part promissory note principal.

Interest Payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2021 to December 31, 2020 relates to:

·	$528,000 of accrued interest incurred on promissory notes at their stated rates of interest;
·	$11,000 for the reclassification from promissory notes to arm’s length parties to interest payable; and
·	($3,000) extinguished from the issuance of shares of common stock.

All of the promissory notes and related interest payable is overdue.

Lines of Credit

As of December 31, 2021, the Company has borrowed total principal of $12,689,000 (2020 - $11,539,000). During the December 31, 2021 year, the Company incurred interest expense of $1,402,000 (2020 - $1,464,000).

The increase in the lines of credit payable of $2,095,000 is attributable to:

·         amounts borrowed of $1,150,000 to fund operations, product development activities, overhead, and its sales and marketing program;

·         unpaid accrued interest of $1,402,000 on principal outstanding; less

·         interest repaid of $457,000.

Line of Credit from Ms. Christine Kan

The Company obtained a line of credit of US$1,000,000 from Ms. Christine Kan (the spouse of the Chairman of the Board and Chief Executive Officer of the Company) in March 2010 (the terms of which were finalized in May 2010). The loan was unsecured with interest payable on funds borrowed at 1% per month. These proceeds were to be put towards working capital and the continued development of the Company’s product line. On January 3, 2011, the creditor granted the Company an increase in the borrowing limit from $1,000,000 to $2,000,000 and further increased to $4,000,000 on December 10, 2021. As of December 31, 2021, the Company has borrowed $2,468,000 (2020 - $2,000,000) and has accrued interest outstanding of $112,000 (2020 - $60,000). During the 2021 fiscal year, the Company borrowed $468,000 (2020 - $nil), incurred interest of $245,000 (2020 - $240,000) and extinguished accrued interest of $194,000 (2020 - $2,156,000) through cash payment during 2021 and through the issuance of shares of common stock during 2020.

Line of Credit from Mr. Sidney Chan

On March 6, 2011, the Company obtained a $2,500,000 line of credit from Mr. Sidney Chan (the Chairman of the Board and Chief Executive Officer of the Company). Under the terms of the arrangement, the amount borrowed by the Company bears simple interest at a rate of 1% per month. The amount borrowed is secured by a general security agreement over the assets of the Company and is due on demand. Originally, the line of credit was for a comprehensive marketing program, but subsequently was amended to be for general corporate purposes. On April 1, 2014, Mr. Chan and the Company executed an amending agreement whereby Mr. Chan increased the borrowing limit of the line of credit he has provided to the Company from $4,000,000 to $5,500,000. On May 29, 2015, the borrowing limit was further increased to $7,000,000. On July 1, 2016, the borrowing limit was further increased to $8,500,000, and on December 11, 2019, increased further to $10,300,000. As of December 31, 2021, the Company has borrowed $10,221,000 (2020 - $9,539,000) and has accrued interest outstanding of $1,209,000 (2020 - $315,000). During 2021, the Company borrowed $682,000

(2020 - $821,000), incurred interest of $1,157,000 (2020 - $1,224,000), extinguished principal of $nil (2020 - $1,039,000) and extinguished accrued interest of $263,000 (2020 - $6,486,000) through cash payment during 2021 and through the issuance of shares of common stock during 2020.

Cash Flows

Cash flows	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows used in Operating Activities	$(1,768,000)	$(969,000)
Cash flows provided by Financing Activities	1,829,000	1,033,000
Effect of foreign exchange on cash	(11,000)	—
Net increase in cash during period	$50,000	$64,000

Cash Balances

As of December 31, 2021, the Company’s cash balance was $116,000 compared to $66,000 as of December 31, 2020. The Company does not have sufficient cash on hand to fund its requirements for the 2022 fiscal year and will need to secure additional financing. On January 18, 2022 the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights expire on March 15, 2022, after which time management has 150 days to allocate the rights to other parties. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022. If fully exercised, this may provide financing of approximately $5,000,000 to the Company, if all subscriptions are exercised.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the year ended December 31, 2021 was $1,779,000 in comparison with $969,000 for the year ended December 31, 2020. The Company’s expenditures from operations were used as follows (approximate amounts):

Cash used in operating activities reconciliation	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(8,443,000)	$(5,916,000)
Stock-based compensation incurred for product development, selling, general and administration, professional fees and interest expense	4,403,000	2,828,000
Non-cash imputed interest expense	113,000	123,000
Loss on debt settlement	34,000	—
Fair value of shares issued for services	—	20,000
Net purchases with balances owing in accounts payable and accrued liabilities	211,000	46,000
Retainers and prepaid services	(15,000)	(63,000)
Accrued interest on lines of credit	1,402,000	1,464,000
Accrued interest from promissory notes	527,000	529,000
Cash used in operating activities	$(1,768,000)	$(969,000)

The expenditures incurred were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the year ended December 31, 2021 was $1,829,000 in comparison with $1,033,000 sourced for the year ended December 31, 2020. The funds were sourced as follows:

Cash from financing activities reconciliation	Year Ended December 31, 2021	Year Ended December 31, 2020
Proceeds from rights offering	$1,125,000	$200,000
Proceeds from exercise of options	12,000	—
Proceeds from private placement	—	12,000
Net proceeds from line of credit from Mr. Sidney Chan	692,000	821,000
Cash provided by financing activities	$1,829,000	$1,033,000

Short- and Long-Term Liquidity

As of December 31, 2021, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs, commercial operations and debt obligations over the next twelve months.

All of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt, or from equity financings through private placements, the exercise of rights or the exercise of options and warrants. While the Company is seeking to complete its rights offering, there is no certainty that it will be able to do so. If the Company is not able to complete the rights offering, it will not have sufficient funds to repay the debt financing past maturity and it will be due on demand. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company experiencing delays to planned development and business activities and having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,130,000	$1,130,000	$—	$—	$—
Promissory notes to related parties	3,042,000	3,042,000	—	—	—
Promissory notes to arm’s length parties	2,213,000	2,213,000	—	—	—
Interest payable	4,111,000	4,111,000	—	—	—
Lines of credit	14,009,000	14,009,000	—	—	—
	$24,505,000	$24,505,000	$—	$—	$—

The Company will continue to use the funds available from the lines of credit to cover administrative overhead and product development requirements until such time as it can establish cash flows from operations. In the next year, the Company anticipates the amount borrowed under the lines of credit to increase, as it expects to commercially launch its GluCurve before December 31, 2022 and proceed with activities to launch the Diabetes Solution with CGM for Human Health during 2023.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies that are most critical to its financial condition and results of operations, and involve management’s judgment and/or evaluations of inherent uncertain factors are as follows:

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

Stock-based compensation. The Company follows Statement of Financial Accounting Standard No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated financial statements. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based payment awards that are ultimately expected to vest during the period. The Company estimates the fair value of the stock options using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

Recent Accounting Pronouncements

Issued

The Company has implemented all new accounting pronouncements that are in effect and may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALR TECHNOLOGIES INC.

Consolidated Financial Statements

December 31, 2021 and 2020

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALR Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALR Technologies Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

F-1

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company's auditor since 2013
Vancouver, Canada
March 30, 2022

MOORE

An independent firm
associated with Moore
Global Network Limited

ALR TECHNOLOGIES INC.

Consolidated Balance Sheets

($ United States)

December 31, 2021 and 2020

	2021	2020

Assets
Current assets:
Cash	$115,922	$66,190
Prepaid expenses	77,295	62,659
Total assets	$193,217	$128,849

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,130,546	$1,113,720
Promissory notes payable to related parties	3,041,966	3,031,966
Promissory notes payable to unrelated parties	2,213,368	2,254,353
Interest payable	4,110,647	3,575,326
Lines of credit from related parties	14,008,833	11,914,092
Total liabilities	24,505,360	21,889,457

Stockholders' Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (2020 - 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (2020 - Nil ) were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 shares of common stock (2020 - 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 542,716,344 shares of common stock (2020 - 511,020,709)	542,716	511,020
Obligation to issue shares	—	200,000
Additional paid-in capital	77,171,627	71,100,134
Accumulated other comprehensive loss – cumulative translation differences	(11,409)	—
Accumulated deficit	(102,015,077)	(93,571,762)
Total stockholders’ deficit	(24,312,143)	(21,760,608)
Total liabilities and stockholders’ deficit	$193,217	$128,849

Basis of presentation, nature of operations and going concern (note 1)

Subsequent events (note 14)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Operations

($ United States)

Years Ended December 31, 2021 and 2020

	2021	2020

Revenue	$7,468	$—
Cost of revenue	(2,523)	—
Gross margin	4,945	—

Operating expenses
Product development	498,996	1,433,027
Professional fees	881,016	953,350
Selling, general and administration	1,566,306	1,439,634
Operating loss	2,946,318	3,826,011

Loss before other items	(2,941,373)	(3,826,011)

Other items
Interest expense	(5,468,328)	(2,116,466)
Loss on settlement of debt	(33,614)	—
Other income	—	26,460
Total other items	(5,501,942)	(2,090,006)

Net Loss	(8,443,315)	$(5,916,017)

Other comprehensive loss
Exchange difference on translating foreign operations	(11,409)	—
Comprehensive loss for the year	$(8,454,724)	(5,916,017)

Weighted average number of shares of common stock outstanding, basic and diluted	534,980,347	337,033,584

Loss per share, basic and diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Deficit

($ United States)

From December 31, 2020 to December 31, 2021

	Common Stock
	Number of Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2019	268,777,909	$268,777	$—	56,298,702	$—	$(87,655,745)	$(31,088,266)
Issuance of common stock for settlement of debt	242,000,000	242,000	—	11,838,000	—	—	12,080,000
Issuance of common stock for cash	242,800	243	—	11,897	—	—	12,140
Share subscriptions collected	—	—	200,000	—	—	—	200,000
Imputed interest	—	—	—	123,518	—	—	123,518
Stock options granted as compensation	—	—	—	2,828,017	—	—	2,828,017
Net loss for the year	—	—	—	—	—	(5,916,017)	(5,916,017)

Balance, December 31, 2020	511,020,709	511,020	200,000	71,100,134	—	(93,571,762)	(21,760,608)
Issuance of common stock for settlement of debt	4,400,000	4,400	—	246,400	—	—	250,800
Issuance of common stock for cash	27,296,635	27,297	(200,000)	1,309,535	—	—	1,136,832
Cancelled shares	(1,000)	(1)	—	1	—	—	—
Imputed interest	—	—	—	112,339	—	—	112,339
Stock options granted as compensation	—	—	—	4,403,218	—	—	4,403,218
Exchange difference on translating foreign operations	—	—	—	—	(11,409)	—	(11,409)
Net loss for the year	—	—	—	—	—	(8,443,315)	(8,443,315)

Balance, December 31, 2021	542,716,344	$542,716	$—	77,171,627	$(11,409)	$(102,015,077)	$(24,312,143)

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

($ United States)

Years Ended December 31, 2021 and 2020

	2021	2020

OPERATING ACTIVITIES
Net loss	$(8,443,315)	$(5,916,017)
Stock-based compensation-product development costs	222,178	1,156,195
Stock-based compensation-selling, general and administration	586,538	930,258
Stock-based compensation-professional fees	169,382	741,564
Stock-based compensation-interest expense	3,425,120	—
Interest expense on lines of credit	1,402,187	1,464,077
Non-cash imputed interest expense	112,339	123,518
Shares issued for services	—	20,000
Write-off of accounts payable	—	(26,460)
Loss on settlement of debt	33,614	—
Changes in operating assets and liabilities
Increase in prepaid expenses	(14,636)	(62,659)
Increase in accounts payable and accrued liabilities	211,012	72,099
Increase in interest payable	527,336	528,871
Net cash used in operating activities	(1,768,245)	(968,554)

FINANCING ACTIVITIES
Proceeds from lines of credit	1,149,279	820,766
Repayment of lines of credit interest	(456,725)	—
Proceeds from share subscriptions received	—	200,000
Proceeds from sales of shares of common stock	1,136,832	12,140
Net cash provided by financing activities	1,829,386	1,032,906

Effect of foreign exchange on cash	(11,409)	—

Change in cash	49,732	64,352
Cash, beginning of year	66,190	1,838
Cash, end of year	$115,922	$66,190

See accompanying notes to consolidated financial statements

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

1.       Basis of presentation, nature of operations and going concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. On May 16, 2020, the Company incorporated a wholly owned subsidiary, ALR Technologies Sg Pte. Ltd. (“ALRT SG”), under the Companies Act of Singapore. On June 9, 2021, the Company incorporated a wholly owned subsidiary, Canada Diabetes Solution Centre, Inc., under the Business Corporations Act of Alberta. The Company has developed its Diabetes Solution, which is a comprehensive approach to diabetes care consisting of data collection, predictive A1C, insulin dosage adjustment suggestions, performance tracking, remote monitoring and diabetes test supplies. The Company is seeking commercial opportunities to deploy the Diabetes Solution in the United States (“U.S.”), Canada and Singapore.

These consolidated financial statements have been prepared in accordance with U.S. GAAP in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the past several fiscal years (2021 - $8,443,315; 2020 - $5,916,017), is currently unable to self-finance its operations, has a working capital deficit of $24,312,143 (2020 - $21,760,608), accumulated deficit of $102,015,077 (2020 - $93,571,762), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $24,505,360 (2020 - $21,889,457) currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of the above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained a mix of equity and line of credit financing from related parties. The line of credit facilities have available borrowing in principal up to $14,300,000. As of December 31, 2021, the total principal balance outstanding was $12,688,405. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the lines. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

For the Years Ended December 31, 2021 and 2020

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

The Company’s activities will necessitate significant uses of working capital beyond 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued product development and distribution efforts. The Company plans to continue financing its operations with the lines of credit it has available and other sources of financing. On January 18, 2022, the Company filed a prospectus whereby it distributed subscription rights to its shareholders (note 14(a)).

2.       Significant accounting policies

a)	Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ALRT SG, which was incorporated on May 16, 2020 in Singapore, and Canada Diabetes Solution Centre, Inc., which was incorporated on June 9, 2021 in Alberta, Canada. The Canadian subsidiary is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

2.       Significant accounting policies (continued)

c)	Revenue recognition

The Company’s primary source of revenue is from subscription fees. Customers are billed in advance of the start of their subscription and revenue is recognized ratably over each monthly subscription period. The Company is the principal in all its relationships where partners provide monitoring services as well as testing supplies, as the Company retains control over service delivery to its customers. Payments made to the partners, such as for marketing, where the price that the customer pays is established by the partners and is part of the subscription, are recognized as reduction of revenue.

d)	Foreign currency translation

The presentation currency of the Company is the U.S. dollar.

The functional currency of each of the parent company and its subsidiaries is measured using the currency of the primary economic environment in which that entity operates. The functional currency of ALRT SG is the Singapore dollar, for Canada Diabetes Solution Centre, Inc. it is the Canadian dollar, and for the Company the functional currency it is the U.S. dollar.

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

Exchange differences arising on the translation are recognized in profit or loss in the consolidated statement of operations in the year in which they arise.

Parent and subsidiary companies

The financial results and position of foreign operations whose functional currency is different from the presentation currency are translated as follows:

·	Assets and liabilities are translated at year-end exchange rates prevailing at that reporting date; and
·	Income and expenses are translated at monthly average exchange rates during the year.

Exchange differences arising on the translation of foreign operations are transferred directly to the Company’s exchange difference on translating foreign operations in the Consolidated Statements of Operations, and are reported as a separate component of shareholders’ equity included in “Accumulated Other Comprehensive Loss”. These differences are recognized in profit or loss in the Consolidated Statement of Operations in the year in which they are disposed.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

2.       Significant accounting policies (continued)

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board Accounting Standards Codification 740 Income Taxes. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2021, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

f)	Use of estimates

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

2.       Significant accounting policies (continued)

h)	Comprehensive income (loss)

Comprehensive income is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with stockholders. It is made up of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that under U.S. GAAP are excluded from net income.

i)	Fair value of financial instruments

The Company’s financial instruments include cash, accounts payable, promissory notes payable, interest payable and lines of credit. The fair values of these financial instruments approximate their carrying values due to the relatively short periods to maturity. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — unobservable inputs that are supported by little or no market activity.

Cash is measured at Level 1 inputs.

j)        Recently adopted and issued accounting pronouncements

Issued

The Company has implemented all new accounting pronouncements that are in effect and may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated statements of operations.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

3.       Accounts payable and accrued liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	December 31, 2021	December 31, 2020
Accounts payable	$806,059	$874,754
Accrued liabilities	322,087	238,966
Deferred revenue	2,400	—
Accounts payable and accrued liabilities	$1,130,546	$1,113,720

4.       Interest, advances and promissory notes payable

a)       Promissory notes payable to related parties

A summary of activities of promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	Carrying Value
Balance, December 31, 2019 and 2020	$3,031,966
Transferred from promissory notes payable pursuant to private transaction	10,000
Balance, December 31, 2021	$3,041,966

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	December 31, 2021	December 31, 2020
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,475,000	1,465,000
Total Promissory Notes Payable to Related Parties	$3,041,966	$3,031,966

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

4.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of activities of promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	Carrying Value
Balance, December 31, 2019 and 2020	$2,254,353
Reclassified to interest payable	(10,985)
Extinguished through issuance of shares of common stock (note 6)	(20,000)
Transferred to promissory notes payable pursuant to private transaction	(10,000)
Balance, December 31, 2021	$2,213,368

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	December 31, 2021	December 31, 2020
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,317,456	$1,337,456
ii. Interest at 0.667% per month	425,000	435,985
iii. Interest at 0.625% per month	150,000	150,000
iv. Non-interest-bearing	270,912	270,912

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month, past maturity	50,000	60,000
Total Promissory Notes Payable to Unrelated Parties	$2,213,368	$2,254,353

All amounts past maturity continue to accrue interest at their stated rate and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

4.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of interest payable activity is as follows:

Interest Payable	Carrying Value
Balance, December 31, 2019	$5,364,997
Interest incurred on promissory notes payable	528,871
Interest payable retired through issuance of shares	(2,318,542)
Balance, December 31, 2020	3,575,326
Reclassified from promissory notes payable	10,985
Interest incurred on promissory notes payable	527,336
Interest payable retired through issuance of shares	(3,000)
Balance, December 31, 2021	$4,110,647

Interest payable is due to related and unrelated parties as follows:

Interest Payable	December 31, 2021	December 31, 2020
Related parties	$1,200,170	$873,666
Non-related parties	2,910,477	2,701,660
Interest payable	$4,110,647	$3,575,326

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the year ended December 31, 2021, the Company incurred interest expense of $5,468,328 (2020 - $2,116,466) as follows:

·	$3,425,120 (2020 - $nil ) incurred related to 1) the grant of options as consideration for receiving an increase to the borrowing limit on the line of credit between the Company and the spouse of the Chairman (note 7), and 2) the modification of options held by the Chairman and his spouse that were granted in connection with financing provided to the Company (note 7);
·	$1,402,187 (2020 - $1,464,077) incurred on lines of credit payable, as shown in note 5;
·	$527,336 (2020 - $528,871) incurred on promissory notes (notes 4(a) and 4(b));
·	$112,339 (2020 - $123,518) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$1,346 (2020 - $nil ) incurred on other items.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

5.        Lines of credit

A summary of lines of credit activity is as follows:

Total
Balance, December 31, 2019	$19,310,707
Advances received on lines of credit	820,766
Repayment of principal borrowed on lines of credit (note 6(b))	(1,038,967)
Interest incurred on lines of credit	1,464,077
Repayment of interest on lines of credit (note 6(b))	(8,642,491)
Balance, December 31, 2020	11,914,092
Advances received on lines of credit	1,149,279
Interest incurred on lines of credit	1,402,187
Repayment of interest on lines of credit (note 6(b))	(456,725)
Balance, December 31, 2021	$14,008,833

On December 10, 2021, the Company and the spouse of the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the spouse of the Chairman to the Company from $2,000,000 to $4,000,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit. In connection with the line of credit, the Company granted the spouse of the Chairman the option to acquire 40,000,000 shares of common of the Company at a price of $0.05 per share until December 31, 2026 (note 7).

On September 21, 2020, the Company, the Chairman and the Chairman’s spouse agreed to retire a portion of the principal of $1,038,967 and accrued interest of $8,642,491 pursuant to two shares for debt agreements (note 6(b)).

As of December 31, 2021, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$10,220,700	$1,208,582	$11,429,282	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	4,000,000	Due on Demand	2,467,705	111,846	2,579,551	General Security over Assets	General Corporate Requirements
Total		$14,300,000		$12,688,405	$1,320,428	$14,008,833

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

5.        Lines of credit (continued)

As of December 31, 2020, the Company has two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$10,300,000	Due on Demand	$ 9,539,125	$314,967	$ 9,854,092	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	2,000,000	Due on Demand	2,000,000	60,000	2,060,000	General Security over Assets	General Corporate Requirements
Total		$12,300,000		$11,539,125	$374,967	$11,914,092

6.       Capital stock

a)       Authorized share capital

i.	Common stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)      Issued share capital

During the year ended December 31, 2021:

i.	On January 4, 2021, 1,000 shares of common stock were cancelled by a shareholder; no consideration was exchanged.

ii.	On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period related to the closing of the rights offering. The Company had until July 31, 2021 to sell the remaining 113,025,592 shares of common stock. The Company further extended the offering period to October 29, 2021. The Company filed a post-effective amendment to further extend the rights offering from October 29, 2021 to March 15, 2022. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022.

iii.	The Company collected subscriptions of $1,124,832 pursuant to its registration statement and issued a total of 26,496,635 shares of common stock for gross proceeds of $1,324,832; $200,000 of the proceeds had been collected during the year ended December 31, 2020 and recognized as obligation to issue shares.

iv.	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

6.       Capital stock (continued)

b)	Issued share capital (continued)

During the year ended December 31, 2021: (continued)

v.	The Company entered into two shares for debt agreements with two creditors to issue an aggregate 4,400,000 shares of common stock at a fair value of $0.057 per share for a purchase price of $250,800 in exchange for the retirement of $217,186 of liabilities comprised of:

•	Accounts payable	$194,186
•	Promissory notes – Principal	$20,000
•	Line of credit – Accrued interest	$3,000

The Company recognized loss on debt settlement of $33,614. The Company also issued commitment letters to two creditors offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (notes 8 and 14). These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022 for the settlement of $1,541,000 in promissory notes and interest payable.

During the year ended December 31, 2020:

i.	On February 11, 2020, the Company issued 2,000,000 restricted shares of common stock at a price of $0.04 per share with a value of $80,000 in exchange for the retirement of $60,000 of accounts payable and $20,000 for the provision of services.

ii.	On August 24, 2020, the Company issued 242,800 restricted shares of common stock at a price of $0.05 per share for proceeds of $12,140.

iii.	On September 21, 2020, the Company entered into two shares for debt agreements with the Chairman and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities comprised of:

•	Promissory notes – Accrued interest	$2,318,542
•	Line of credit – Accrued interest	$8,642,491
•	Line of credit – Principal	$1,038,967

iv.	On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of common stock at a price of $0.05 per share for maximum aggregate offering proceeds of $6,376,111. The Company collected subscriptions of $200,000 related to management’s right to allocate unsubscribed shares of common stock.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

7.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,362,701,500	0.004	5,236,401,500	$0.003
Granted	165,000,000	0.050	139,800,000	$0.047
Exercised	(800,000)	(0.015)	—	$—
Cancelled	(29,900,000)	(0.034)	(13,500,000)	$(0.034)
Outstanding, end of year	5,497,001,500	0.006	5,362,701,500	$0.004

Exercisable, end of year	5,221,701,500	0.004	5,202,701,500	$0.003

During the year ended December 31, 2021:

On January 28, 2021, the Company granted the option to acquire an aggregate 32,000,000 shares of common stock at a price of $0.05 per share to six individuals. All of the options will vest according to performance or time-based conditions. Options to acquire 22,000,000 shares of common stock will expire December 31, 2025, and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. As at December 31, 2021, 1,000,000 options have vested to date. The fair value of the options granted totals $1,706,244, of which $573,292 relates to stock options that have time-based vesting conditions and $1,132,952 relates to stock options that have performance vesting conditions. During the current year, $248,189 relates to the stock options with time-based vesting conditions, which was recorded. The remaining fair value of $1,458,055 has not been recorded.

On February 22, 2021, the Company granted the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share. These options were granted to three individuals and have an expiry date of May 17, 2024. None of these options have vested to date. The fair value of the options granted totals $225,141. During the current year, $57,730 related to stock options with time-based vesting conditions was recognized. The remaining fair value of $167,411 has not been recorded.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021: (continued)

On April 14, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025 to five individuals. All of the options will vest according to performance or time-based conditions; 200,000 options have vested to date. The fair value of the options granted totals $1,565,812, of which $351,621 relates to stock options that have time-based vesting conditions and $1,214,191 relates to stock options that have performance vesting conditions. During the current year, $88,540 related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,477,272 has not been recorded.

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

On June 27, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 21,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026 to four individuals. All of the options will vest according to performance or time-based conditions. The fair value of the options granted totals $1,374,208, of which $26,175 relates to stock options that have time-based vesting conditions and $1,348,033 relates to stock options that have performance vesting conditions. During the current year, $9,816 related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,364,392 has not been recorded.

On June 30, 2021, the Company amended the option to acquire 4,365,001,300 shares of common stock granted on July 1, 2016 by extending the expiry date from July 1, 2021 to April 12, 2024. The options were granted in connection with lines of credit provided by the Chairman and his spouse, which are currently outstanding (note 5). All of the options had vested in previous years. The fair value of the amendments totaled $1,287,834 and was recorded during the current period in interest expense.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021: (continued)

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

On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance conditions. None of the options have vested to date. The fair value of the options granted totals $1,043,690, of which $894,592 relates to stock options that have time-based vesting conditions and $149,098 relates to stock options that have performance vesting conditions. During the current year, $101,758 related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $941,932 has not been recorded.

On December 10, 2021, the Company granted one creditor the option to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 in connection with receiving line of credit financing (note 5). The fair value of the options granted totaled $2,137,286 and was fully recorded upon the Company entering into the financing agreement with the creditor.

On December 10, 2021, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 subject to performance vesting conditions. The fair value of the options granted totaling $534,321 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

During the year ended December 31, 2021, the Company recorded a further $167,373 in compensation expense related to the vesting of stock options granted in previous years.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

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

On October 12, 2020, the Company granted eight individuals the option to acquire an aggregate 34,800,000 options at an exercise price of $0.05 per share until May 31, 2025; 18,300,000 vested at the time of grant and 16,500,000 of the stock options granted will vest upon achievement of performance conditions. None of the stock options with performance vesting conditions had vested as at December 31, 2020 and 1,000,000 vested during the year ended December 31, 2021. The fair value of the options granted totaled $2,434,053, of which $1,279,973 related to the stock options that have vested was recorded and $1,154,080 related to the options that have not vested was not recorded.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2020: (continued)

During the year ended December 31, 2020, the Company recorded a further $79 in compensation expense relating to the vesting of stock options granted in previous years.

Outstanding

The options outstanding at December 31, 2021 and 2020 were as follows:

	December 31, 2021			December 31, 2020
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
July 1, 2021	—	$0.002	0.058	4,365,001,300	$0.002	$0.069
November 27, 2022	5,600,000	$0.015	0.045	6,950,000	$0.015	$0.056
January 31, 2023	40,500,000	$0.015	0.045	40,500,000	$0.015	$0.056
June 13, 2023	5,000,000	$0.015	0.045	5,000,000	$0.015	$0.056
October 1, 2023	—	$0.050	0.010	300,000	$0.050	$0.021
February 3, 2024	—	$0.035	0.025	10,000,000	$0.035	$0.036
March 14, 2024	6,650,000	$0.035	0.025	9,150,000	$0.035	$0.036
April 12, 2024	4,925,001,500	$0.002	0.058	560,000,200	$0.002	$0.069
April 12, 2024	3,350,000	$0.015	0.045	3,900,000	$0.015	$0.056
April 12, 2024	200,000	$0.030	0.030	200,000	$0.030	$0.041
May 6, 2024	13,000,000	$0.035	0.025	13,000,000	$0.035	$0.036
May 17, 2024	77,000,000	$0.050	0.010	62,000,000	$0.050	$0.021
May 17, 2024	19,400,000	$0.035	0.025	25,400,000	$0.035	$0.036
June 17, 2024	5,000,000	$0.050	0.010	5,000,000	$0.050	$0.021
June 17, 2024	—	$0.035	0.025	5,000,000	$0.035	$0.036
August 16, 2024	2,500,000	$0.050	0.010	2,500,000	$0.050	$0.021
September 6, 2024	1,000,000	$0.050	0.010	1,000,000	$0.050	$0.021
September 17, 2024	—	$0.035	0.025	5,000,000	$0.035	$0.036
October 3, 2024	3,500,000	$0.035	0.025	3,500,000	$0.035	$0.036
October 24, 2024	2,000,000	$0.035	0.025	2,000,000	$0.035	$0.036
December 11, 2024	120,000,000	$0.015	0.045	120,000,000	$0.015	$0.056
April 1, 2025	10,000,000	$0.035	0.025	10,000,000	$0.035	$0.036
May 31, 2025	20,000,000	$0.035	0.025	20,000,000	$0.035	$0.036
May 31, 2025	87,300,000	$0.050	0.010	87,300,000	$0.050	$0.021
December 31, 2025	56,500,000	$0.050	0.010	—	$—	$—
June 30, 2026	26,000,000	$0.050	0.010	—	$—	$—
September 30, 2026	17,500,000	$0.050	0.010	—	$—	$—
December 31, 2026	50,000,000	$0.050	0.010	—	$—	$—
Total	5,497,001,500	$0.006	0.054	5,362,701,500	$0.004	$0.066

Weighted Average Remaining Contractual Life		2.37			1.05

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

7.        Additional paid-in capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	December 31, 2021	December 31, 2020
Interest expense	$3,425,120	$—
Product development expense	222,178	1,156,195
Professional expense	169,382	741,564
Selling, general and administration expenses	586,538	930,258
Fair value of the stock options granted	$4,403,218	$2,828,017

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.87%	0.20%
Expected life	4.8 years	4.6 years
Expected dividends	0%	0%
Expected volatility	278%	312%
Forfeiture rate	0%	0%

The weighted average fair value for the options granted during 2021 was $0.06 (2020 - $0.06).

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

8.       Related party transactions and balances

	Year Ended December 31, 2021	Year Ended December 31, 2020
Related party transactions included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$316,504	$315,926
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$1,402,187	$1,464,077
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	$1,287,834	$—
Interest expense related to stock options granted to the spouse of the Chairman and Chief Executive Officer of the Company related to the increase of the borrowing limit of a line of credit	$2,137,286	$—

Related party transactions included within selling, general and administration expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$249,600	$249,600
Salary for services as VP Corporate and Director of the Singapore subsidiary to the spouse of the Chairman and Chief Executive Officer of the Company	$33,427	$—
Rent paid to a company controlled by the spouse of the Chairman and immediate family members	$24,390	$—
Stock options granted to a member of the Board of Directors of the Company	$304,692	$—
Loss on settlement of debt to a relative of the Chairman and Chief Executive Officer of the Company	$16,800	$—

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

The Company also issued commitment letters to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (notes 6(b)(v) and 14). These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022 for the settlement of $1,541,000 in promissory notes and interest payable.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

9.       Commitments and contingencies

a)       Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,253,182, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $279,457 related to one of these promissory notes.

On December 22, 2020, a default judgment was entered against the Company in regard to one of the above noted judgments totaling $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons.

b)      Commitments

i.	Management contract

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

1)	Incentive revenue bonus

Mr. Chan will be entitled to a 1% net sales commission from the sales of any of the Company’s products at any time during his life, regardless if Mr. Chan is still under contract with the Company.

2)	Sale of business

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

i.	2% of sales price up to $24,999,999 plus
ii.	3% of sales price between $25,000,000 and $49,999,999 plus
iii.	4% of sales price between $50,000,000 and $199,999,999 plus
iv.	5% of sales price in excess of $200,000,000.

ii.	Other commitments

The Company has a lease agreement for the Singapore office with remaining obligation of $24,450.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

10.       Financial instruments

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

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

10.       Financial instruments (continued)

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

The Company’s promissory notes payable consist of $100,000 of variable interest rate notes and $5,155,334 of fixed interest rate notes. All of these notes are past due and are currently due on demand while interest continues to accrue. Due to the delinquency of the fixed interest rate promissory notes payable, there is no active market for these instruments and fluctuations in market interest rates do not have a significant impact on their estimated fair values as of December 31, 2021.

At December 31, 2021, the effect on net loss and comprehensive loss of a hypothetical change of 1% in market interest rate cannot be reasonably determined.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

10.       Financial instruments (continued)

c)	Market risk (continued)

ii.	Foreign currency risk

The Company incurs certain accounts payable and expenses in Canadian and Singapore dollars and is exposed to fluctuations in changes in exchange rates between the U.S. and Canadian dollars, as well as U.S. and Singapore dollars. As at December 31, 2021, the effect on net loss and comprehensive loss of a hypothetical change of 10% between the U.S. and Canadian dollars and between the U.S. and Singapore dollars would not be material. The Company has not entered into any foreign currency contracts to mitigate risk.

11.       Income taxes

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 21% (2020 - 21%) to income (loss) before income taxes. The difference results from the following items:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Computed expected benefit of income taxes	$(1,773,096)	$(1,242,363)
Stock-based compensation	925,449	593,885
Non-deductible interest expense	334,556	79,418
Expiry of tax credits	773,050	929,432
True up of prior year balances	99,348	1,214,608
Increase (decrease) in valuation allowance	(359,307)	(1,574,980)
Income tax provision	$—	$—

The components of the net deferred income tax asset, the statutory tax rate and the amount of the valuation allowance are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net operating loss carried forward	$35,414,853	$37,125,837
Tax rate	21%	21%
Deferred income tax assets	7,437,119	7,796,426
Valuation allowance	(7,437,119)	(7,796,426)
Net deferred income tax asset	$—	$—

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

11.       Income taxes (continued)

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

The operating losses amounting to $35,414,000 for utilization in the United States, the jurisdiction where they were incurred, will expire between 2022 and 2041 if they are not used. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carryforwards:

Fiscal Year	Amount	Expiry Date
2002	2,504,000	2022
2003	$2,776,000	2023
2004	1,251,000	2024
2005	1,304,000	2025
2006	1,532,000	2026
2007	1,480,000	2027
2008	1,600,000	2028
2009	1,723,000	2029
2010	823,000	2030
2011	1,747,000	2031
2012	1,638,000	2032
2013	1,403,000	2033
2014	2,595,000	2034
2015	1,619,000	2035
2016	1,171,000	2036
2017	928,000	2037
2018	720,000	2038
2019	3,921,000	2039
2020	2,236,000	2040
2021	2,443,000	2041
Total	$35,414,000

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

12. Operating segments

The Company has one operating segment, development of diabetes hardware and software. The Company’s geographical segments are summarized as follows:

	December 31, 2021	December 31, 2020

Current and Total Assets
Other	$9,547	$7,632
Singapore	110,527	20,000
United States	73,143	101,217
	$193,217	$128,849

Revenue
Other	$—	$—
Singapore	7,468	—
United States	—	—
	$7,468	$—

Net Loss
Other	$(36)	$—
Singapore	(195,308)	—
United States	(8,247,971)	(5,916,017)
	$(8,443,315)	$(5,916,017)

13.        Supplemental information with respect to cash flows

	Year Ended December 31, 2021	Year Ended December 31, 2020
Common stock issued to retire accounts payable	$194,186	$60,000
Common stock issued to retire interest payable	$3,000	$2,318,542
Common stock issued to retire promissory notes payable	$20,000	—
Common stock issued to retire line of credit payable	$—	$9,681,458

14.       Subsequent events

a)	On January 18, 2022, the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights were set to expire on February 18, 2022, subsequently extended to March 15, 2022, after which time management has 150 days to allocate the rights to other parties. On such case-by-case basis, the Company will allow for the exercise of any such shareholders until April 1, 2022. If fully exercised, this may provide financing of approximately $5,000,000 to the Company.

ALR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

($ United States)

14.       Subsequent events (continued)

b)	On March 18, 2022, the Company extended the commitment letters previously issued to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,541,000 in promissory notes and interest payable (notes 6(b)(v) and 8) from December 31, 2021 to December 31, 2022.

c)	On March 18, 2022, the Company modified 70,000,000 options previously granted to a number of advisors and independent contractors by extending the vesting period under vesting terms, which have not been met, from September 30, 2021 and December 31, 2021 to December 31, 2022 and from June 30, 2022 to June 30, 2023.

d)	On March 18, 2022, the Company modified 2,500,000 options previously granted to an individual on October 4, 2021 by modifying the vesting terms of 1,000,000 options from performance conditions to immediately vesting and cancelling the remaining 1,500,000 options.

e)	Effective March 18, 2022, the Company cancelled 20,000,000 stock options exercisable at $0.015, 10,000,000 stock options exercisable at $0.035 and 28,500,000 exercisable at $0.05 related to the termination of certain contractors.

f)	The Company received an advance from a shareholder for US$200,000 which will mature and be repayable on July 31, 2022.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Securities Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to ALR Technologies Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective at these reasonable assurance levels.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and Chief Financial Officer (or “CFO”), does not expect that the Company’s disclosure controls and internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to a simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate due to changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report, there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report that you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, as of December 31, 2021, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, the names, ages and positions held by each of the officers and directors of the Company are as follows:

Name	Age	Position Held
Sidney Chan	71	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Kenneth James Robulak	73	A member of the Board of Directors

Dr. Alfonso Salas	61	A member of the Board of Directors

Ronald Cheng	71	A member of the Board of Directors

Peter Stafford	84	A member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Sidney Chan – Chairman of the Board of Directors, Chief Executive Officer

and Chief Financial Officer

Director since December 1999, Chairman of the Board of Directors since July 2010, Chief Executive Officer and Principal Accounting Officer since April 2000

Mr. Chan joined ALR Technologies Inc. in August 1997. He has assisted the Company’s financing, product development and corporate development. Mr. Chan has led the Company’s product development of the Diabetes Solution. Mr. Chan possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. Mr. Chan is an engineer and obtained his Bachelor of Engineering (Mining) degree with distinction in Mineral Economics from McGill University in 1973.

Kenneth James Robulak – A member of the Board of Directors of the Company

Director since August 21, 2012

From December 14, 1999 to January 31, 2001, Mr. Robulak was a member of our Board of Directors, and from April 4, 2000 to January 31, 2001 Mr. Robulak was our Chief Financial Officer, Secretary, Treasurer and Vice President. Mr. Robulak resigned as officer and director of the Company on January 31, 2001. At the time of his resignation, Mr. Robulak did not have any disagreements with us relating to our operations, policies or practices. Mr. Robulak was re-elected to the Board of Directors in August 2012 and has served on the Board since that time. Since July 2007, Mr. Robulak has worked as a marketing consultant to Teco Metal Products, LLC, a technology-based manufacturing company with operations in Dallas, Texas, and Guadalajara, Mexico. Mr. Robulak earned a Bachelor of Commerce degree in finance and marketing and is a Fellow of the Institute of Canadian Bankers.

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

Peter Stafford – A member of the Board of Directors of the Company

Director since August 1, 2014

Mr. Stafford is a retired lawyer and business consultant, having practiced with Fasken Martineau DuMoulin LLP, a premier Canadian based international law firm, and its predecessor firms, from 1966 to 2013, except for several years spent as in-house counsel for clients of the firm. Mr. Stafford's experience is in the areas of corporate and securities law, including mergers and acquisitions. Mr. Stafford joined one of the predecessor firms of Fasken Martineau in 1966 and was a senior partner and former chair of the Business Law department of the firm’s Vancouver office. From 1985 to 1986, Mr. Stafford was Vice President, General Counsel and Secretary of the Bank of British Columbia, and from 1987 to 1989 he was Vice President and Chief Counsel to Kaiser Resources Ltd., a finance and investment company. From 1989 until his retirement from full-time practice in 2006, Mr. Stafford served as senior partner in Faskin Martineau DuMoulin LLP, including leading the start of its Johannesburg, South Africa, office in 2003. Since August 2013, Mr. Stafford has served as director, secretary and audit committee chair of Russell Breweries Inc. (TSX-V: RB). He was a director and subsequently secretary of WEX Pharmaceuticals Inc. (TSX listed) from September 2001 to its amalgamation in May 2011, a director and board chair of BC Bancorp (TSX listed) from October 1986 until its merger with Canadian Western Bank in November 1996, a director of Nissho Iwai (Canada) Ltd., a subsidiary of Nissho Iwai Corp. (now Sojitz Corp.), from June 1997 until October 2003 and a director of China One Corporation (TSX-V listed) from March 2007 until it was acquired in December 2008. Mr. Stafford also served as director of two private companies, Pikes Peak Resources Inc. from 2007 to 2012 and Paraguay Minerals Inc. from 2007 to date. Mr. Stafford obtained his Bachelor of Arts from the University of Cape Town in 1957 and obtained an LLB from the University of South Africa in 1960.

Ronald Cheng – A member of the Board of Directors of the Company

Director since January 30, 2015

Mr. Cheng is a lawyer retired from Osler, Hoskin and Harcourt LLP, a major Canadian based international law firm, where he practiced as a partner from 1980 until his retirement in March 2014. He regularly appeared as counsel before the Canadian International Trade Tribunal, Canadian federal courts, and on NAFTA and WTO matters and advised on NAFTA and other trade agreements. He provided strategic advice to corporations, including startups, trade associations and governments in anti-dumping, countervail and safeguard litigation, customs matters, commodity tax and government procurement disputes, as well as import and export monitoring and controls. Mr. Cheng was listed in the Lexpert® Guide to Leading US/Canada Cross-border Litigation Lawyers and with highest listings in other leading legal directories, such as Chambers, Martindale-Hubbell and Best Lawyers. Mr. Cheng received his Bachelor of Arts from Amherst College in 1970 and a Juris Doctor degree from the University of Toronto in 1975.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Chan, Robulak, Stafford and Cheng and Dr. Salas have not been the subject of the following events:

1.	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any federal or state securities or commodities law or regulation;

ii)	Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year 2021, all officers, directors and affiliates have filed their Forms 3, 4 and 5 on a timely basis.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company’s audit committee is composed of Mr. Sidney Chan, Mr. Kenneth Robulak and Dr. Alfonso Salas. Mr. Robulak and Dr. Salas are deemed independent. Mr. Chan, as Chief Executive Officer, is not independent. Mr. Robulak acts as the Chair of the Audit Committee. The Company’s audit committee is responsible for: (1) selection and oversight of its independent accountant, (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters, (3) establishing procedures for the confidential, anonymous submission by company employees of concerns regarding accounting and auditing matters, (4) engaging outside advisors, and (5) funding for the outside advisors engaged by the audit committee.

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

Summary Compensation Table

Name and Principal Position	Year	Salary and Fees (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan (US$)	Non-qualified Deferred Earnings (US$)	All Other (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sidney Chan [1][2][3] Chief Executive Officer & Chief Financial Officer	2021	240,000	0	0	0	0	0	9,600	249,600
	2020	240,000	0	0	0	0	0	9,600	249,600
	2019	180,000	0	0	0	0	0	9,600	189,600

[1]	All other compensation includes automobile allowance.

[2]	Salaries and other annual compensation for fiscal 2021, 2020 and 2019 are paid as an increase in the line of credit payable by the Company to Mr. Chan. Options granted and vested to Sidney Chan for providing a line of credit are not included in the table above.

[3]	Effective January 1, 2020, the consulting fees earned by the Chief Executive Officer increased from $180,000 per annum to $240,000 per annum.

Outstanding Equity Awards at December 31, 2021

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units that have not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan[1]	5,085,001,500	0	0	$0.002 - $0.05	2024 - 2026	0	0
Dr. Alfonso Salas	5,000,000	0	0	$0.035	2024	0	0
Kenneth Robulak	10,000,000	8,000,000	0	$0.015 - $0.05	2022 – 2025	0	0
Ronald Cheng	5,000,000	0	0	$0.015 / $0.035	2024	0	0
Peter Stafford	10,000,000	0	0	$0.015 - $0.05	2024 - 2026	0	0

1 Includes 740,000,500 exercisable options held by Mr. Chan’s spouse. All options to Mr. Chan and his spouse were granted as consideration for financing provided to the Company.

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

On September 21, 2020, the Company entered into two shares-for-debt agreements with Mr. Chan and his spouse to issue an aggregate 240,000,000 restricted shares of common stock at a price of $0.05 per share for a purchase price of $12,000,000 in exchange for the retirement of $12,000,000 of liabilities.

On June 30, 2021, the Company and Mr. Chan agreed to modify the option held by Mr. Chan and his spouse to acquire 4,365,001,300 shares of common stock granted on July 1, 2016 by extending the expiry date from July 1, 2021 to April 12, 2024.

On December 10, 2021, the Company and Ms. Kan agreed to amend the existing credit agreement to increase the borrowing limit on the line of credit provided to the Company from $2,000,000 to $4,000,000. In exchange for Ms. Kan making available the $2,000,000 increase of the borrowing limit of the line of credit, the Company granted Ms. Kan the option to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026.

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

On August 27, 2021, the Company granted Mr. Stafford the option to acquire 5,000,000 shares of common stock at a price of $0.05 per share with an expiry date of June 30, 2026.

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

On October 12, 2020, the Company granted Mr. Robulak the option to acquire 8,000,000 shares of common stock of the Company exercisable at $0.05 per share until May 31, 2025. The options will vest upon achievement of performance conditions.

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

Option Exercises and Stock Vested for the Year Ended December 31, 2021

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Sidney Chan	0	0	0	0
Peter Stafford	0	0	0	0
Dr. Alfonso Salas	0	0	0	0
Ronald Cheng	0	0	0	0
Kenneth Robulak	0	0	0	0

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

Compensation of Directors

The Board of Directors consists of five members, Mr. Sidney Chan, Mr. Kenneth Robulak, Dr. Alfonso Salas, Mr. Peter Stafford and Mr. Ronald Cheng. Mr. Robulak, Dr. Salas, Mr. Cheng and Mr. Stafford are independent directors.

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

No additional amounts are payable to the members of the Company’s Board of Directors for committee participation or special assignments.

Compensation of Directors of the Company

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sidney Chan	0	0	0	0	0	0	0
Kenneth Robulak	0	0	0	0	0	0	0
Peter Stafford#	0	0	304,692	0	0	0	304,692
Dr. Alfonso Salas	0	0	0	0	0	0	0
Ronald Cheng	0	0	0	0	0	0	0

# During August 2021 the Company granted Mr. Stafford the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.05 per share until June 30, 2026. The options vested at grant. The options had a fair value of $304,692 calculated using the Black-Scholes option pricing model.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information as at the end of the Company’s financial year ended December 31, 2021 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (excluding securities reflected in column)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	5,497,001,500	$0.006	3,960,282,156
Total	5,497,001,500	$0.006	3,960,282,156

The options outstanding have not been issued under an equity compensation plan. All options are governed by individual stock option agreements, except those options which were granted as consideration for lines of credit provided to the Company.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2021, the beneficial shareholdings of persons or entities holding 5% or more of the Company’s common stock, each director individually, each named executive officer, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class

Sidney Chan	5,468,499,982[1]	Chief Executive Officer, Chief Financial Officer, Member and Chairman of the Board of Directors	90.5%

Dr. Alfonso Salas	6,577,738[2]	Member of the Board of Directors	0.1%

Kenneth Robulak	19,190,000[3]	Member of the Board of Directors	0.3%

Peter Stafford	10,500,000[4]	Member of the Board of Directors	0.2%

Ronald Cheng	6,205,800[5]	Member of the Board of Directors	0.1%

All Officers and Directors as a group (5 people)	5,510,973,520		91.2%

[1]	Mr. Chan owns 189,845,000 shares of common stock and holds the following options to acquire shares of common stock:
·	3,758,334,200 at an exercise price of $0.002 per share until April 12, 2024;
·	466,666,800 at an exercise price of $0.002 per share until April 12, 2024; and
·	120,000,000 at an exercise price of $0.015 per share until December 11, 2024.

Mr. Chan’s spouse owns 193,653,482 shares of common stock and holds the following options to acquire shares of common stock:

·	606,667,100 at an exercise price of $0.002 per share until April 12, 2024;
·	93,333,400 at an exercise price of $0.002 per share until April 12, 2024; and
·	40,000,000 at an exercise price of $0.05 per share until December 31, 2026.

[2]	Dr. Salas owns 1,577,738 shares of common stock and holds the following options to acquire shares of common stock exercisable at a price of $0.035 per share:
·	4,000,000 with an exercise price of $0.035 until May 6, 2024; and
·	1,000,000 with an exercise price of $0.035 until May 17, 2024.

[3]	Mr. Robulak owns 1,190,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	2,350,000 at an exercise price of $0.015 until November 27, 2022;
·	6,650,000 at an exercise price of $0.035 until March 14, 2024;
·	1,000,000 at an exercise price of $0.015 until April 12, 2024; and
·	8,000,000 at an exercise price of $0.05 until May 31, 2025.

[4]	Mr. Stafford owns 500,000 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024;
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024; and
·	5,000,000 at an exercise price of $0.05 per share until June 30, 2026.

[5]	Mr. Cheng owns 1,205,800 shares of common stock and holds the following options to acquire shares of common stock as follows:
·	500,000 at an exercise price of $0.015 per share until April 12, 2024; and
·	4,500,000 at an exercise price of $0.035 per share until May 6, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All transactions with related parties were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration agreed upon by the transaction parties.

Year Ended December 31, 2021

During the 2021 fiscal year, the Company:

·	Incurred interest expense of $317,000 on $3,042,000 of promissory notes due to relatives of Sidney Chan;

·	Incurred interest expense of $1,402,000 on $12,688,000 of amounts borrowed and outstanding on the lines of credit payable to Sidney Chan and Christine Kan;

·	Modified 4,365,001,300 stock options held by Sidney Chan and Christine Kan resulting in stock-based compensation of $1,288,000 recognized in interest expense; and

·	Issued 40,000,000 stock options to Christine Kan with a fair value of $2,137,000 recognized in interest expense.

As at December 31, 2021, the Company owed:

·	Accrued interest on promissory notes owed to relatives of Sidney Chan of $1,200,000; and

·	Accrued interest on the lines of credit of $1,320,000.

Year Ended December 31, 2020

During the 2020 fiscal year, the Company:

·	Incurred interest expense of $316,000 on $3,032,000 of promissory notes due to relatives of Sidney Chan;

·	Incurred interest expense of $1,464,000 on $11,539,000 of amounts borrowed and outstanding on the lines of credit payable to Sidney Chan and Christine Kan; and

·	Issued 240,000,000 shares of common stock to Sidney Chan and Christine Kan to settle interest owing on promissory notes and lines of credit amounts payable aggregating $12,000,000.

As at December 31, 2020, the Company owed:

·	Accrued interest on promissory notes owed to relatives of Sidney Chan of $874,000; and

·	Accrued interest on the lines of credit of $375,000.

Director Independence

The following directors are considered independent pursuant to Reg § 229.407 (S-K Item 407) Corporate Governance and sit on the following board committees where indicated:

·	Kenneth Robulak, Audit Committee Chair, Nomination Committee Chair, Compensation Committee Chair

·	Dr. Alfonso Salas, Audit Committee, Nomination Committee, Compensation Committee

·	Peter Stafford (no committee appointment)

·	Ronald Cheng (no committee appointment)

Sidney Chan is not considered independent pursuant to Reg § 229.407 S-K (Item 407) Corporate Governance and sits on the Audit Committee, Nomination Committee and Compensation Committee.

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

2021	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP
2020	$ 20,000	Dale Matheson Carr-Hilton LaBonte LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in the preceding paragraph:

2021	$ 12,000	Dale Matheson Carr-Hilton LaBonte LLP
2020	$ 24,000	Dale Matheson Carr-Hilton LaBonte LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were:

2021	$ 3,000	Dale Matheson Carr-Hilton LaBonte LLP
2020	$ 2,000	Dale Matheson Carr-Hilton LaBonte LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) were:

2021	$ 0	Dale Matheson Carr-Hilton LaBonte LLP
2020	$ 0	Dale Matheson Carr-Hilton LaBonte LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit					Filed
No.	Document Description	Form	Date	Number	herewith

3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1

3.2	Bylaws.	10-SB	12/10/99	3.2

3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3

3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4

3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1

3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/13/11	3.6

3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12	3.7

14.1	Code of Ethics.	10-KSB	4/14/03	14.1

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer and Principal Financial Officer				X

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer				X

99.10	Line of Credit Agreement with Sidney Chan	10-KSB	3/20/22	99.10	X

99.11	Line of Credit Agreement with Christine Kan	8-K	12/10/21	99.1

99.12	Services Agreement between the Company and Sidney Chan	10-KSB	3/30/22	99.12	X

99.13	Employment Agreement between the Company and Christine Kan	10-KSB	3/30/22	99.13	X

99.19	Audit Committee Charter.	10-KSB	3/31/14	99.1
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.2
99.30	Nomination Committee Charter	10-KSB	8/15/13	99.3
99.40	Compensation Committee Charter	10-KSB	8/15/13	99.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALR TECHNOLOGIES INC.
(Registrant)

DATE: March 30, 2022	BY:	“Sidney Chan”
Sidney Chan
Chairman, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

“Sidney Chan”	Chairman, Principal Executive Officer, Principal	March 30, 2022
Mr. Sidney Chan	Financial Officer, Principal Accounting Officer and
a member of the Board of Directors

“Peter Stafford”	Member of the Board of Directors	March 30, 2022
Mr. Peter Stafford

“Kenneth J. Robulak”	Member of the Board of Directors	March 30, 2022
Mr. Kenneth J. Robulak

“Alfonso Salas”	Member of the Board of Directors	March 30, 2022
Dr. Alfonso Salas

“Ronald Cheng”	Member of the Board of Directors	March 30, 2022
Mr. Ronald Cheng

-93-