Form 10-Q
period 2022-03-31
ALR TECHNOLOGIES INC.
filed 2022-05-16
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 542,716,844 as of May 16, 2022.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

March 31, 2022 and 2021

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$179,937	$115,922
Share subscription receivable	25	—
Prepaid expenses	87,416	77,295
Total assets	$267,378	$193,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,323,363	$1,130,546
Promissory notes payable to related parties	3,041,966	3,041,966
Promissory notes payable to unrelated parties	2,412,763	2,213,368
Interest payable	4,248,183	4,110,647
Lines of credit from related parties	14,613,074	14,008,833
Total liabilities	25,639,349	24,505,360

Stockholders’ Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (December 31, 2021 – 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (December 31, 2021 – Nil ) were issued and outstanding	—	—
Common stock:
Authorized: 10,000,000,000 shares of common stock (December 31, 2021 – 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 542,716,844 shares of common stock (December 31, 2021 – 542,716,344)	542,716	542,716
Additional paid-in capital	77,517,579	77,171,627
Accumulated other comprehensive loss – cumulative translation differences	(12,340)	(11,409)
Accumulated deficit	(103,419,926)	(102,015,077)
Total stockholders’ deficit	(25,371,971)	(24,312,143)
Total liabilities and stockholders’ deficit	$267,378	$193,217

Basis of presentation, nature of operations and going concern (note 1)

Subsequent event (note 11)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$1,043	$—
Cost of revenue	(594)	—
Gross margin	449	—

Operating Expenses
Product development costs	128,220	112,042
Professional fees	171,617	217,228
Selling, general and administrative expenses	554,825	208,286
Operating Loss	854,662	537,556

Loss before other item	(854,213)	(537,556)

Other Item
Interest expense	(550,636)	(479,367)
Total Other Item	(550,636)	(479,367)

Net Loss	(1,404,849)	(1,016,923)

Other comprehensive loss
Exchange difference on translating foreign operations	(931)	—

Comprehensive loss for the period	$(1,405,780)	$(1,016,923)

Weighted average number of shares of common stock outstanding, basic and diluted	542,716,400	521,414,066

Loss per share, basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(1,404,849)	$(1,016,923)
Stock-based compensation-product development costs	62,168	36,145
Stock-based compensation-selling, general and administrative	248,662	—
Stock-based compensation-professional fees	8,959	15,225
Interest expense on lines of credit	384,922	314,737
Non-cash imputed interest expense	26,138	31,963
Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(10,121)	16,330
Increase in accounts payable and accrued liabilities	192,817	151,345
Increase in interest payable	137,536	132,218

Net cash used in operating activities	(353,768)	(318,960)

FINANCING ACTIVITIES
Proceeds from lines of credit	299,695	192,331
Proceeds from promissory notes	199,395	—
Repayment of lines of credit interest	(80,376)	(218,398)
Proceeds from sales of shares of common stock	—	536,832

Net cash provided by financing activities	418,714	510,765

Effect of foreign exchange on cash	(931)	—

Change in cash	64,015	191,805
Cash, beginning of period	115,922	66,190
Cash, end of period	$179,937	$257,995

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the three-month periods ended March 31, 2022 and 2021 of $1,404,849 and $1,016,923, respectively. As of March 31, 2022, the Company is unable to self-finance its operations, has a working capital deficit of $25,371,971 (December 31, 2021 - $24,312,143), accumulated deficit of $103,419,926 (December 31, 2021 - $102,015,077), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $25,639,349 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through line of credit facilities with available borrowing in principal up to $14,300,000. As of March 31, 2022, the total principal balance outstanding was $12,988,100. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

For the Three Months Ended March 31, 2022

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

2.       Significant accounting policies

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ALRT SG, which was incorporated on May 16, 2020 in Singapore, and Canada Diabetes Solution Centre, Inc., which was incorporated on June 9, 2021 in Alberta, Canada. The Canadian subsidiary is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements as of March 31, 2022 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2022 and December 31, 2021, and the results of operations and cash flows as of March 31, 2022 and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

3.       Accounts payable and accrued liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	March 31, 2022	December 31, 2021
Accounts payable	$993,063	$806,059
Accrued liabilities	328,948	322,087
Deferred revenue	1,352	2,400
Accounts payable and accrued liabilities	$1,323,363	$1,130,546

4.       Interest, advances and promissory notes payable

a)       Promissory notes payable to related parties

A summary of activities of promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	Carrying Value
Balance, December 31, 2020	$3,031,966
Transferred from promissory notes payable pursuant to private transaction	10,000
Balance, December 31, 2021 and March 31, 2022	$3,041,966

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	March 31, 2022	December 31, 2021
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,475,000	1,475,000
Total Promissory Notes Payable to Related Parties	$3,041,966	$3,041,966

All amounts past maturity continue to accrue interest at their stated rates and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

4.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties

A summary of activities of promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	Carrying Value
Balance, December 31, 2020	$2,254,353
Reclassified to interest payable	(10,985)
Extinguished through issuance of shares of common stock (note 6)	(20,000)
Transferred to promissory notes payable pursuant to private transaction	(10,000)
Balance, December 31, 2021	2,213,368
Promissory note received	199,395
Balance, March 31, 2022	$2,412,763

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	March 31, 2022	December 31, 2021
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,317,456	$1,317,456
ii. Interest at 0.667% per month	425,000	425,000
iii. Interest at 0.625% per month	150,000	150,000
iv. Non-interest-bearing	270,912	270,912
v. Fixed interest	199,395	-

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month past maturity	50,000	50,000
Total Promissory Notes Payable to Unrelated Parties	$2,412,763	$2,213,368

The Company received an advance from a shareholder for Singapore dollars (“SGD”) $270,000 (US$199,395), with a fixed interest amount of SGD$8,000, which will mature and be repayable on July 31, 2022.

All amounts past maturity continue to accrue interest at their stated rates and are considered due on demand.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

4.       Interest, advances and promissory notes payable (continued)

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable	Carrying Value
Balance, December 31, 2020	$3,575,326
Reclassified from promissory notes payable	10,985
Interest incurred on promissory notes payable	527,336
Interest payable retired through issuance of shares	(3,000)
Balance, December 31, 2021	4,110,647
Interest incurred on promissory notes payable	137,536
Balance, March 31, 2022	$4,248,183

Interest payable is due to related and non-related parties as follows:

Interest Payable	March 31, 2022	December 31, 2021
Related parties	$1,279,462	$1,200,170
Unrelated parties	2,968,721	2,910,477
Interest payable	$4,248,183	$4,110,647

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the period ended March 31, 2022, the Company incurred interest expense of $550,636 (2021 - $479,367) as follows:

·	$384,922 (2021 - $314,737) incurred on lines of credit payable as shown in note 5;
·	$137,536 (2021 - $132,218) incurred on promissory notes (notes 4(a) and 4(b));
·	$26,138 (2021 - $31,963) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$2,040 (2021 - $449) interest on other items.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

5.        Lines of credit

A summary of lines of credit activity is as follows:

Lines of Credit	Total
Balance, December 31, 2020	$11,914,092
Advances received on lines of credit	1,149,279
Interest incurred on lines of credit	1,402,187
Repayment of interest on lines of credit (note 6(b))	(456,725)
Balance, December 31, 2021	14,008,833
Advances received on lines of credit	299,695
Interest incurred on lines of credit	384,922
Repayment of interest on lines of credit (note 6(b))	(80,376)
Balance, March 31, 2022	$14,613,074

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

As of March 31, 2022, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 10,283,100	$ 1,481,047	$ 11,764,147	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	4,000,000	Due on Demand	2,705,000	143,927	2,848,927	General Security over Assets	General Corporate Requirements
Total		$ 14,300,000		$ 12,988,100	$ 1,624,974	$ 14,613,074

As of December 31, 2021, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 10,220,700	$ 1,208,582	$ 11,429,282	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	4,000,000	Due on Demand	2,467,705	111,846	2,579,551	General Security over Assets	General Corporate Requirements
Total		$ 14,300,000		$ 12,688,405	$ 1,320,428	$ 14,008,833

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

6.       Capital stock

a)	Authorized capital stock

i.	Common stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii.	Preferred stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)       Issued capital stock

During the period ended March 31, 2022:

i.	On January 18, 2022, the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights were set to expire on February 18, 2022, subsequently extended to March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (August 12, 2022) following the expiration date of March 15, 2022. On March 21, 2022, the Company recognized share subscriptions receivable of $25 pursuant to its registration statement and issued a total of 500 shares of common stock for gross proceeds of $25.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

6.       Capital stock (continued)

b)       Issued capital stock (continued)

During the year ended December 31, 2021:

i.	On January 4, 2021, 1,000 shares of common stock were cancelled by a shareholder; no consideration was exchanged.

ii.	On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period related to the closing of the rights offering. The Company had until July 31, 2021 to sell the remaining 113,025,592 shares of common stock. The Company further extended the offering period to October 29, 2021. The Company filed a post-effective amendment to further extend the rights offering from October 29, 2021 to March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (August 12, 2022) following the expiration date of March 15, 2022.

iii.	The Company collected subscriptions of $1,124,832 pursuant to its registration statement and issued a total of 26,496,635 shares of common stock for gross proceeds of $1,324,832; $200,000 of the proceeds had been collected during the year ended December 31, 2020 and recognized as obligation to issue shares.

iv.	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.

v.	The Company entered into two shares for debt agreements with two creditors to issue an aggregate 4,400,000 shares of common stock at a fair value of $0.057 per share for a purchase price of $250,800 in exchange for the retirement of $217,186 of liabilities comprised of:

·      Accounts payable - $ 194,186

·      Promissory notes – Principal - $ 20,000

·      Line of credit – Accrued interest - $ 3,000

The Company recognized loss on debt settlement of $33,614. The Company also issued commitment letters to two creditors offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (note 8). These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022 for the settlement of $1,541,000 in promissory notes and interest payable. As of the date of these condensed consolidated financial statements, the offer letters have not been executed.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,497,001,500	$0.006	5,362,701,500	$0.004
Granted	-	$-	165,000,000	$0.050
Exercised	-	$-	(800,000)	$(0.015)
Cancelled	(60,000,000)	$(0.036)	(29,900,000)	$(0.034)
Outstanding, end of period	5,437,001,500	$0.005	5,497,001,500	$0.006

Exercisable, end of period	5,223,701,500	$0.004	5,221,701,500	$0.004

During the period ended March 31, 2022:

On March 18, 2022, the Company modified 70,000,000 options previously granted to a number of advisors and independent contractors by extending the vesting period under vesting terms, which have not been met, from September 30, 2021 and December 31, 2021 to December 31, 2022 and from June 30, 2022 to June 30, 2023.

On March 18, 2022, the Company amended 2,500,000 options previously granted to an individual on October 4, 2021 by vesting 1,000,000 options with performance conditions and cancelling the remaining 1,500,000 options. During the period ended March 31, 2022, $59,639 related to the 1,000,000 options that vested immediately was recorded.

Effective March 18, 2022, the Company cancelled 20,000,000 stock options exercisable at $0.015, 10,000,000 stock options exercisable at $0.035 and 28,500,000 exercisable at $0.05 related to the termination of certain contractors.

During the period ended March 31, 2022, the Company recorded a total of $319,789 in compensation expense related to the vesting of stock options granted in 2021, including the $59,639 from the modification of vesting terms of 1,000,000 options.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021:

On January 28, 2021, the Company granted the option to acquire an aggregate 32,000,000 shares of common stock at a price of $0.05 per share to six individuals. All of the options will vest according to performance or time-based conditions. Options to acquire 22,000,000 shares of common stock will expire December 31, 2025, and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. As at March 31, 2022, 2,000,000 (December 31, 2021, 1,000,000) options have vested to date. The fair value of the options granted totals $1,706,244, of which $573,292 relates to stock options that have time-based vesting conditions and $1,132,952 relates to stock options that have performance vesting conditions. During the period ended March 31, 2022, $52,238 (December 31, 2021 - $248,189) related to stock options with time-based vesting conditions and $56,648 (December 31, 2021 - $nil) related to stock options with performance-based vesting conditions was recognized. The remaining fair value of $1,349,169 has not been recorded.

On February 22, 2021, the Company granted the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share. These options were granted to three individuals and have an expiry date of May 17, 2024. None of these options have vested to date. The fair value of the options granted totaled $225,141. During the period ended March 31, 2022, $17,319 (December 31, 2021 - $57,730) related to stock options with time-based vesting conditions was recognized. The remaining fair value of $150,092 has not been recorded.

On April 14, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025 to five individuals. All of the options will vest according to performance or time-based conditions; 200,000 options have vested to date. The fair value of the options granted totaled $1,565,812, of which $351,621 related to stock options that have time-based vesting conditions and $1,214,191 related to stock options that have performance vesting conditions. During the period ended March 31, 2022, $27,279 (December 31, 2021 - $88,540) related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,449,993 has not been recorded.

On May 12, 2021, the Company’s Board of Directors amended the option to acquire 2,000,000 shares, previously granted on January 28, 2021 to a consultant, to increase the option by 1,000,000 to provide the optionee the option to acquire an aggregate 3,000,000 shares of common stock at a price of $0.05 per share until December 31, 2025. All other terms of the January 28, 2021 grant remain the same and the options are subject to performance vesting conditions. The fair value of the additional 1,000,000 amended options granted totaled $54,940 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

On May 31, 2021, the Company granted one consultant the option to acquire 5,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2025 subject to performance vesting conditions. The fair value of the options granted totaled $254,708 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

On June 27, 2021, the Company cancelled 7,400,000 stock options with an average exercise price of $0.033.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021: (continued)

On June 27, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 21,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026 to four individuals. All of the options will vest according to performance or time-based conditions. The fair value of the options granted totaled $1,374,208, of which $26,175 related to stock options with time-based vesting conditions and $1,348,033 related to stock options with performance vesting conditions. During the period ended March 31, 2022, $4,908 (December 31, 2021 - $9,816) related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,359,484 has not been recorded.

On June 30, 2021, the Company amended the option to acquire 4,365,001,300 shares of common stock granted on July 1, 2016 by extending the expiry date from July 1, 2021 to April 12, 2024. The options were granted in connection with lines of credit provided by the Chairman and his spouse, which are currently outstanding (note 5). All of the options had vested in previous years. The fair value of the amendments totaled $1,287,834 and was recorded during the year ended December 31, 2021 in interest expense.

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

On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance conditions. On March 18, 2022, the Company cancelled 1,500,000 options and vested 1,000,000 options with performance vesting conditions. As at March 31, 2022, 1,000,000 (December 31, 2021 - nil) options have vested to date. The fair value of the options granted totaled $1,043,690, of which $894,592 related to stock options that have time-based vesting conditions and $149,098 related to stock options that have performance vesting conditions. During the period ended March 31, 2022, $101,758 (December 31, 2021 - $101,758) related to stock options with time-based vesting conditions and $59,639 (December 31, 2021 - $nil) related to stock options with performance-based vesting conditions was recognized. The remaining fair value of $780,535 has not been recorded.

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

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021: (continued)

On December 10, 2021, the Company granted one consultant the option to acquire 10,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 subject to performance vesting conditions. The fair value of the options granted totaled $534,321 was not recorded, as it cannot be determined that it is more likely than not that the performance condition will be met.

During the year ended December 31, 2021, the Company recorded a further $167,373 in compensation expense related to the vesting of stock options granted in previous years.

Outstanding

The options outstanding at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

November 27, 2022	5,600,000	$0.015	$0.044	5,600,000	$0.015	$0.045
January 31, 2023	20,500,000	$0.015	$0.044	40,500,000	$0.015	$0.045
June 13, 2023	5,000,000	$0.015	$0.044	5,000,000	$0.015	$0.045
March 14, 2024	6,650,000	$0.035	$0.024	6,650,000	$0.035	$0.025
April 12, 2024	4,925,001,500	$0.002	$0.057	4,925,001,500	$0.002	$0.058
April 12, 2024	3,350,000	$0.015	$0.044	3,350,000	$0.015	$0.045
April 12, 2024	200,000	$0.030	$0.029	200,000	$0.030	$0.030
May 6, 2024	13,000,000	$0.035	$0.024	13,000,000	$0.035	$0.025
May 17, 2024	57,000,000	$0.050	$0.009	77,000,000	$0.050	$0.010
May 17, 2024	19,400,000	$0.035	$0.024	19,400,000	$0.035	$0.025
June 17, 2024	-	$-	$-	5,000,000	$0.050	$0.010
August 16, 2024	-	$-	$-	2,500,000	$0.050	$0.010
September 6, 2024	-	$-	$-	1,000,000	$0.050	$0.010
October 3, 2024	3,500,000	$0.035	$0.024	3,500,000	$0.035	$0.025
October 24, 2024	2,000,000	$0.035	$0.024	2,000,000	$0.035	$0.025
December 11, 2024	120,000,000	$0.015	$0.044	120,000,000	$0.015	$0.045
April 1, 2025	10,000,000	$0.035	$0.024	10,000,000	$0.035	$0.025
May 31, 2025	10,000,000	$0.035	$0.024	20,000,000	$0.035	$0.025
May 31, 2025	87,300,000	$0.050	$0.009	87,300,000	$0.050	$0.010
December 31, 2025	56,500,000	$0.050	$0.009	56,500,000	$0.050	$0.010
June 30, 2026	26,000,000	$0.050	$0.009	26,000,000	$0.050	$0.010
September 30, 2026	16,000,000	$0.050	$0.009	17,500,000	$0.050	$0.010
December 31, 2026	50,000,000	$0.050	$0.009	50,000,000	$0.050	$0.010
Total	5,437,001,500	$0.005	$0.053	5,497,001,500	$0.006	$0.054

Weighted Average Remaining Contractual Life		2.13			2.37

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Product development expense	$62,168	$36,145
Professional expense	8,959	15,225
Selling, general and administrative expenses	248,662	—
Fair value of the stock options granted	$319,789	$51,370

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	March 31, 2022	December 31, 2021
Risk-free interest rate	N/A	0.87%
Expected life	N/A	4.8 years
Expected dividends	N/A	0%
Expected volatility	N/A	278%
Forfeiture rate	N/A	0%

There were no options granted during the three months ended March 31, 2022. The weighted average fair value for the options granted during the year ended December 31, 2021 was $0.06.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

8.       Related party transactions and balances

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Related party transactions included within interest expense:
Interest expense on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	$79,292	$78,982
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	$384,922	$314,737

Related party transactions included within selling, general and administrative expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	$62,400	$62,400
Salary for services as VP Corporate and Director of the Singapore subsidiary to the spouse of the Chairman and Chief Executive Officer of the Company	$11,091	$—
Rent paid to a company controlled by the spouse of the Chairman and immediate family members	$12,200	$—

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties.

The Company also issued commitment letters to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (note 6(b)(v)). These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022 for the settlement of $1,541,000 in promissory notes and interest payable. As of the date of these condensed consolidated financial statements, the offer letters have not been executed.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

9.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,262,582, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $285,457 related to one of these promissory notes.

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

If more than 50% of the Company’s stock or assets are sold, Mr. Chan will be compensated for entering into non-compete agreements based on the selling price of the Company or its assets as follows:

i.	2% of sales price up to $24,999,999 plus
ii.	3% of sales price between $25,000,000 and $49,999,999 plus
iii.	4% of sales price between $50,000,000 and $199,999,999 plus
iv.	5% of sales price in excess of $200,000,000.

ii.	Other commitment

The Company has a lease agreement for the Singapore office with a remaining obligation of $12,185.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

($ United States)

(Unaudited)

10.       Operating segments

The Company has one operating segment, development of diabetes hardware and software. The Company’s geographical segments are summarized as follows:

	March 31, 2022	December 31, 2021
Current and Total Assets
Other	$9,908	$9,547
Singapore	125,490	110,527
United States	131,980	73,143
	$267,378	$193,217

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue
Other	$—	$—
Singapore	1,043	—
United States	—	—
	$1,043	$—

Net Loss
Other	$(1,063)	$—
Singapore	(84,392)	—
United States	(1,319,394)	(1,016,923)
	$(1,404,849)	$(1,016,923)

11.       Subsequent event

On April 27, 2022, the Company provided termination notice to a contractor and as a result the contractor’s 30,000,000 stock options exercisable at $0.05 will be cancelled, unvested, effective June 30, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

This Form 10-Q includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts or estimates of future performance and developments. Forward-looking statements contained in this Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies and developments, including those identified in the Risk Factors section of filings we make with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), incorporated by reference herein, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized, or that actual returns, results or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Except for the description of historical facts contained herein, the Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the SEC and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with U.S. GAAP.

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

The Company has two subsidiaries:

Entity	Jurisdiction	Ownership Percentage	Incorporation Date
ALR Technologies SG Pte. Ltd.	Singapore	100%	May 16, 2020
Canada Diabetes Solution Centre, Inc.	Canada	100%	June 9, 2021

During 2011, the Company received FDA clearance and achieved HIPAA compliance for an early version of its Diabetes Solution. The Company subsequently completed a clinical trial and pilot programs, which led to the development of its “Insulin Dosage Adjustment” technology, for which it received FDA clearance in 2017, and its “Predictive A1C” technology, for which it has submitted a worldwide patent application under the Patent Cooperation Treaty to the World Intellectual Property Organization. Subsequently the Company has continued making advancements to its Diabetes Solution technology by increasing functionality and capability to improve diabetes care for patients. The Company is actively seeking to commence revenue-generating activities for the Diabetes Solution.

In 2020, the Company: (i) entered into an agreement with Bionime Corporation (“Bionime”) whereby the Company will bundle its Diabetes Solution application (or “app”) with Bionime BGM and diabetes test supplies and sell the bundle to diabetes patients of private medical clinics in Singapore, (ii) initiated a clinical pilot with Singapore General Hospital to prove the efficacy of the ALRT Diabetes Solution in insulin-treated diabetes patients, (iii) entered into a memorandum of understanding to form a collaboration with Diabetes Singapore, a non-profit Singapore-based organization serving the Singapore Minister for Health and a member of the International Diabetes Federation, with the view of raising the diabetes management standard in Singapore, and (iv) advanced its Diabetes Solution to integrate with CGM devices. See page 30 for discussion on CGM.

In 2021: (i) the Company announced it had advanced its Diabetes Solution for animal health purposes under the brand name “GluCurve” and (ii) the Company announced its intent to redomicile to Singapore.

While the ALRT Diabetes Solution is offered both individually and bundled with BGMs, the Company is focused on offering the ALRT Diabetes Solution with a cost effective CGM. ALRT believes that the current trend in diabetes care is shifting from the use of traditional BGM to diabetes care management using CGM and that CGM will become the future standard of diabetes care. ALRT believes it is uniquely positioned to bundle its Diabetes Solution application with CGM to improve health outcomes globally at a price point that is reasonable for wide scale adoption. The Company is focusing its resources on seeking opportunities in the ASEAN (Association of Southeast Asia Nations) area to secure supply of CGM through one or more strategic transactions.

As it continues to try to identify a suitable strategic CGM transaction, as of the time of filing this Report, ALRT desires to complete its redomestication transaction to Singapore, even though it has not yet identified a suitable CGM source for human health or finalized its supply arrangement for animal health. ALRT currently considers both its proposed redomestication, and also its ongoing search for a CGM supply source, as critical to its successful commercial launch for both human and animal health. No guaranties can be given as to the timing or successful completion of either the redomestication or a strategic CGM transaction.

Recent Developments

On January 18, 2022, the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights were set to expire on February 18, 2022, subsequently extended to March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until August 12, 2022. The Company recognized share subscription receivable of $25 pursuant to its registration statement and issued a total of 500 shares of common stock for gross proceeds of $25.

On March 18, 2022, the Company extended the commitment letters previously issued to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,541,000 in promissory notes and interest payable from December 31, 2021 to December 31, 2022.

On March 18, 2022, the Company modified 70,000,000 options previously granted to a number of advisors and independent contractors by extending the vesting period under vesting terms, which have not been met, from September 30, 2021 and December 31, 2021 to December 31, 2022 and from June 30, 2022 to June 30, 2023.

On March 18, 2022, the Company amended 2,500,000 options previously granted to an individual on October 4, 2021 by vesting 1,000,000 options and cancelling the remaining 1,500,000 options with performance conditions. During the period ended March 31, 2022, $59,639 related to the 1,000,000 options that vested immediately was recorded.

Effective March 18, 2022, the Company cancelled 20,000,000 stock options exercisable at $0.015, 10,000,000 stock options exercisable at $0.035 and 28,500,000 exercisable at $0.05 related to the termination of certain contractors.

In March 2022, the Company received an advance from a shareholder for SGD$270,000 (US$199,395), with a fixed interest amount of SGD$8,000, which will mature and be repayable on July 31, 2022.

Recent Developments – Subsequent to March 31, 2022

On April 27, 2022, the Company provided termination notice to a contractor, and as a result the contractor’s 30,000,000 stock options exercisable at $0.05 will be cancelled, unvested, effective June 30, 2022.

Additional Financing

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at December 31, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. On December 14, 2021, the Company filed a post-effective amendment to distribute subscription rights to purchase up to an aggregate 101,025,592 shares of our common stock at a price of $0.05 per share. Each stockholder as of the record date of the December 4, 2020 Form S-1 Registration Statement who received rights and had not previously exercised those subscription rights as of the expiration date of January 22, 2021, received one subscription right for each previous subscription right held as at such time. The rights expired March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (August 12, 2022) following the expiration date of March 15, 2022. In March 2022, the Company recognized share subscription receivable of $25 pursuant to its registration statement and issued an additional 500 shares of common stock for gross proceeds of $25.

Products

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
26

Failure to Control Diabetes

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

Data Overload

Healthcare providers (“HCPs”) face a lack of timely and reliable blood glucose data, resulting in delays to advance therapy and sub-optimal insulin dosing. The amount of patient data for clinicians to analyze is too vast and significant during 15-minute clinical appointments, and the information they have is unreliable.

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

Insulin Dose Adjustment

Included in the Diabetes Solution is Insulin Dose Adjustment (“IDA”). IDA is an FDA-cleared feature that makes optimal insulin adjustment suggestions to HCPs based on dosing guidelines from organizations like the ADA. This ensures that HCPs are making timely insulin dosage assessments based on the blood testing results uploaded. ALRT’s next phase of technology advancement will produce an algorithm for advancing non-insulin diabetes therapies according to clinical practice guidelines.

ALRT Prediabetes System

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

Evolution of the Diabetes Solution

During 2021, the Company enrolled a small number of patients with Diabetes Singapore into the Diabetes Solution utilizing BGM, which provided for improved efficacy of the Diabetes Solution.

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

A CGM can be factory calibrated thus eliminating the need for diabetics to prick their finger to test blood on a strip inserted into a BGM throughout the day. A CGM works by utilizing glucose oxidase-based enzymes that are coated onto an electrode that is inserted into the subcutaneous tissue when the sensor is applied to the skin. The transmitter then securely sends the data wirelessly to a receiver, such as a mobile device, where the data is organized and displayed for the user.

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

Current Status

The Company has completed non-inferiority studies with a United States-based veterinary clinic for the GluCurve app and the CGM supplies being bundled with the GluCurve app. The results indicated the CGM utilized were non-inferior to other competing CGM systems. The Company is seeking to secure a strategic transaction with a pharmaceutical company with a global sales network in order to commercialize the GluCurve CGM. The Company has made the GluCurve app available on Google Play and the Apple Store for users of the validation and non-inferiority studies.

Results of Operations

Three months ended March 31, 2022 compared to Three months ended March 31, 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Revenue	$1,000	—	1,000	100
Cost of revenue	(1,000)	—	(1,000)	100
Gross margin	—	—	—	—

Operating Expenses
Product development costs	127,000	112,000	15,000	13
Professional fees	172,000	217,000	(45,000)	(21)
Selling, general and administrative	555,000	208,000	347,000	167
Operating loss	854,000	537,000	317,000	59

Loss before other item	854,000	537,000	317,000	59

Other Item
Interest expense	551,000	479,000	72,000	15
Total other item	551,000	479,000	72,000	15

Net Loss	$1,405,000	1,016,000	389,000	38

The net loss for the three-month period ended March 31, 2022 was 38% ($389,000) higher than the net loss at March 31, 2021. Loss before other item and stock-based compensation was $48,000 (10%) higher during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. We highlight that loss before other item and stock-based compensation is a “non-GAAP financial measure”. This measure is calculated by removing those items from the net loss presented on our consolidated statements of operations. This measure does not have a standardized meaning under U.S. GAAP. Management uses this measure internally to evaluate its results of operations, as it removes the impact of stock-based compensation, non-operational losses and interest accretion.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Loss Before Other Items	$854,000	537,000	317,000	59
Stock-based compensation included in selling, general and administrative expense, professional fees and product development costs	320,000	51,000	269,000	527
Loss Before Other Items and Stock-based Compensation	$534,000	486,000	48,000	10

The loss before interest and stock-based compensation for the Company’s three months ended March 31, 2022 increased by $48,000 due primarily to increased selling, general and administrative fees of as a result of costs incurred in relation to ALRT SG and in relation to the Rights Offering.

Selling, General and Administrative

Selling, general and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options vested to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the period, the Company had increased selling, general and administrative operating expenses, as compared to the same period in 2021. The selling, general and administrative expenses, excluding stock-based compensation, increased by $98,000 during 2022, as compared to 2021, primarily driven by an increase in salaries, payroll expenses and consulting fees paid to personnel, mailing and printing of materials related to the Rights Offering in the current period offset by fees paid to a market research firm related to commercialization plans for the Company’s Diabetes Solution in the comparative period of the prior year. The components of selling, general and administrative expenses and the changes therein can be seen as follows:

Selling, general and administrative:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)
Salaries and consulting fees	$204,000	141,000	63,000
Travel and trade shows	4,000	2,000	2,000
Website and information technology	7,000	5,000	2,000
Transfer agent, filing fees and quotation costs	9,000	3,000	6,000
Market research consulting fees	10,000	24,000	(14,000)
Payroll expenses	18,000	—	18,000
License and permits	1,000	10,000	(9,000)
Shareholder communications	28,000	5,000	23,000
Foreign exchange	9,000	—	9,000
Other general and administration costs	16,000	18,000	(2,000)
Subtotal	306,000	208,000	98,000
Stock-based compensation	249,000	—	249,000
Total	$555,000	208,000	347,000

Product development costs

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company and b) expenses incurred for product development. The Company incurred stock-based compensation expense of $62,000 during Q1 2022 related to the vesting of options to its product development team compared to $36,000 during Q1 2021.

Professional fees

Professional fees incurred consists of consulting and advisory fees of certain professionals retained, audit fees, tax consultant fees, recruiter fees, legal fees and stock-based compensation for options granted to professionals. Excluding the difference in net loss attributed to the vesting of stock options granted in the prior year, professional fees decreased by $39,000 from the comparative period of the prior year. The decrease in professional fees was mainly due to recruiter fees paid in the comparative period of the prior year offset by an increase in legal fees in the current period. During the period, the increase in legal fees related to:

·	Assessing business structure alternatives, including evaluating and forming the animal health division;
·	Evaluating retaining additional personnel to support commercialization strategies in Singapore and the United States;
·	Its proposed migration to Singapore; and
·	Completing the rights offering financing, preparing subsequent amendments to extend the rights offering and issuing the post-effective amendment to the rights offering.

By type of professional cost, the variance can be seen as follows:

Professional fees:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)
Corporate auditor	$22,000	$10,000	12,000
Accounting fees	36,000	39,000	(3,000)
Tax consultant fees	14,000	24,000	(10,000)
Legal fees	90,000	69,000	21,000
Recruiter fees	—	48,000	(48,000)
Market consultants and outreach	1,000	12,000	(11,000)
Subtotal	163,000	202,000	(39,000)
Stock-based compensation	9,000	15,000	(6,000)
Total	$172,000	$217,000	(45,000)

Interest expense

Interest expense was from the following sources for the three months ended March 31, 2022 and 2021:

Interest expense:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$138,000	$132,000	6,000
Interest expense incurred on lines of credit	385,000	315,000	70,000
Imputed interest on zero interest loans and other	28,000	32,000	(4,000)
Total	$551,000	$479,000	72,000

Interest on Promissory Notes

The Company received an advance from a shareholder for SGD$270,000 (US$200,000), with a fixed interest amount of SGD$8,000 during the three months ended March 31, 2022. There were no other significant changes in the amount of promissory notes outstanding as at March 31, 2022 and 2021. The interest incurred on promissory notes was consistent during the three months ended March 31, 2022 and 2021.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of credit:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)
Line of credit provided by Mr. Sidney Chan	$10,283,000	$9,731,000	552,000
Line of credit provided by Mrs. Christine Kan	2,705,000	2,000,000	705,000
Total	$12,988,000	$11,731,000	1,257,000

The principal balance of the lines of credit due to Mr. Sidney Chan and Ms. Christine Kan increased due to advances from Mr. Chan and Ms. Kan under the lines of credit to finance the operations of the Company.

The Company incurred interest on the lines of credit as follows:

Interest expense on lines of credit:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Amount ($) Increase / (Decrease)
Interest expense incurred on the line of credit from Sidney Chan during the period	$308,000	$255,000	53,000
Interest expense incurred on the line of credit from Christine Kan during the period	77,000	60,000	17,000
Total	$385,000	$315,000	70,000

Imputed Interest

During the 2022 and 2021 periods, the Company had certain zero interest promissory notes and accounts payable in excess of one year. Pursuant to the Company’s accounting policy, these zero interest amounts are considered to be financing items in nature and are assigned a deemed interest rate (1% per month). The interest incurred on these is expensed as imputed interest and instead of increasing the liabilities of the Company, it is allocated to equity under the financial statement line item additional paid-in capital. The change from the prior period is related to the discussion included under Interest on Promissory Notes above.

Liquidity and Capital Resources

Working Capital	As At March 31, 2022	As At December 31, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$267,000	$193,000	74,000	38
Current Liabilities	25,639,000	24,505,000	1,134,000	5
Working Capital Deficiency	$(25,372,000)	$(24,312,000)	(1,060,000)	4

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this report, the Company has not commenced revenue-generating activities. The Company is expected to continue generating revenues in Singapore during the 2022 fiscal year; however, the amount and timing are uncertain. The revenues generated in 2021 and 2022 are not expected to be sufficient to finance the ongoing operations of the business and repay the current liabilities. The Company is also evaluating opportunities for its GluCurve product, the timing and amount of revenues from which are uncertain. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s current assets as at March 31, 2022 and December 31, 2021 consist of cash, share subscription receivable and prepaid expenses.

Current Liabilities

The Company has current liabilities of $25,639,000 as at March 31, 2022, as compared to $24,505,000 as at December 31, 2021. Current liabilities are as follows:

	March 31, 2022	December 31, 2021	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,323,000	$1,130,000	193,000	17
Promissory notes to related parties	3,042,000	3,042,000	—	—
Promissory notes to arm’s length parties	2,413,000	2,213,000	200,000	9
Interest payable	4,248,000	4,111,000	137,000	3
Lines of credit from related parties	14,613,000	14,009,000	604,000	4
Total current liabilities	$25,639,000	$24,505,000	1,134,000	5

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of trade payables and accrued liabilities of the Company. Accounts payable totaling approximately $993,000, accrued liabilities totaling approximately $329,000 and unearned revenue totaling approximately $1,000. Approximately $600,000 of accounts payable is more than one year old with the majority of these being more than ten years old.

The fluctuations in accounts payable occurred in the regular course of business.

Promissory Notes to Related Parties and Promissory Notes Payable to Arm’s Length Parties

The Company has promissory notes with 20 individuals or corporations that relate to historical amounts borrowed. With the exception of the SGD$270,000 advance received during the period ended March 31, 2022, there has been no new activity for several years. All of the promissory notes, other than the SGD$270,000 loan, are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month). During the three months ended March 31, 2022, the Company received an advance from a shareholder for SGD$270,000 (US$200,000), with a fixed interest amount of SGD$8,000.

Interest Payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2021 to March 31, 2022 relates to $138,000 of accrued interest incurred on promissory notes at their stated rates of interest.

All of the promissory notes, except for the promissory note received during the current period, and related interest payable is overdue.

Cash Flows

Cash Flows	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows used in Operating Activities	$(354,000)	$(319,000)
Cash flows provided by Financing Activities	419,000	511,000
Effect of foreign exchange on cash	(1,000)	—
Net Increase in Cash During Period	$64,000	$192,000

Cash Balances and Working Capital

As of March 31, 2022, the Company’s cash balance was $180,000 compared to $116,000 as of December 31, 2021. The Company does not have sufficient cash on hand to fund its requirements for the 2022 fiscal year and will need to secure additional financing.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the three-month period ended March 31, 2022 was $354,000 in comparison with $319,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

Cash Used in Operating Activities Reconciliation	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(1,405,000)	$(1,017,000)
Stock-based compensation incurred for product development costs; selling, general and administrative; and professional fees	320,000	51,000
Non-cash imputed interest expense	26,000	32,000
Net purchases with balances owing in accounts payable and accrued liabilities	192,000	152,000
Retainers and prepaid services	(10,000)	16,000
Accrued interest on lines of credit	385,000	315,000
Reclassification from promissory notes payable to interest payable	—	(11,000)
Accrued interest from promissory notes	138,000	143,000
Cash used in operating activities	$(354,000)	$(319,000)
36

The expenditures incurred were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the three-month period ended March 31, 2022 was $419,000 in comparison with $511,000 sourced during the same period last year. The funds were sourced as follows:

Cash from Financing Activities Reconciliation	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Proceeds from Rights Offering	$—	$525,000
Proceeds from exercise of options	—	12,000
Proceeds from promissory notes	199,000	—
Net proceeds from lines of credit	220,000	(26,000)
Cash provided by financing activities	$419,000	$511,000

Short- and Long-Term Liquidity

As of March 31, 2022, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next twelve months.

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

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,323,000	$1,323,000	$—	$—	$—
Promissory notes to related parties	3,042,000	3,042,000	—	—	—
Promissory notes to arm’s length parties	2,413,000	2,413,000	—	—	—
Interest payable	4,248,000	4,248,000	—	—	—
Line of credit	14,613,000	14,613,000	—	—	—
	$25,639,000	$25,639,000	$—	$—	$—

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, which have been prepared in accordance with U.S. GAAP.

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

Not applicable. The Company is a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on this assessment, we found our disclosure controls and procedures to be not effective due to insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

This assessment is consistent with the evaluation by Company management of our internal controls over financial reporting, as set forth in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no other changes from the period beginning January 1, 2022 to the date of this 10-Q.

ITEM 1A.	RISK FACTORS.

Not applicable. We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at March 31, 2022, the Company had promissory notes payable and related interest payable, totaling $9,704,000 in default.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Initial Articles of Incorporation.	10-SB	12/10/99	3.1
3.2	Bylaws.	10-SB	12/10/99	3.2
3.3	Articles of Amendment to the Articles of Incorporation, dated October 22, 1998.	10-SB	12/10/99	3.3
3.4	Articles of Amendment to the Articles of Incorporation, dated December 7, 1998.	10-SB	12/10/99	3.4
3.5	Articles of Amendment to the Articles of Incorporation, dated January 6, 2005.	8-K	1/20/05	3.1
3.6	Amendment to Bylaws, dated October 13, 2011	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012	8-K	4/16/12
14.1	Code of Ethics.	10-KSB	4/14/03	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.10	Line of Credit Agreement with Sidney Chan.	10-KSB	3/30/22	99.10	X
99.11	Line of Credit Agreement with Christine Kan.	8-K	12/10/21	99.1
99.12	Services Agreement between the Company and Sidney Chan.	10-KSB	3/30/22	99.12	X
99.04	Employment Agreement between the Company and Christine Kan.	10-KSB	3/30/22	99.13	X
99.19	Audit Committee Charter.	10-KSB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/03	99.20
99.30	Nomination Committee Charter	10-KSB	3/31/14	99.30
99.40	Compensation Committee Charter	10-KSB	3/31/14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May 2022.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

