Form 10-Q
period 2022-06-30
ALR TECHNOLOGIES INC.
filed 2022-08-15
CIK 1087022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 551,966,844 as of August 15, 2022.

ALR TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALR TECHNOLOGIES INC.

Condensed Consolidated Financial Statements

June 30, 2022 and 2021

(unaudited)

ALR TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

($ United States)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$8,996	$115,922
Prepaid expenses	87,331	77,295
Total assets	$96,327	$193,217

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,330,196	$1,130,546
Promissory notes payable to related parties	3,091,966	3,041,966
Promissory notes payable to unrelated parties	2,457,726	2,213,368
Interest payable	4,388,068	4,110,647
Lines of credit from related parties	15,087,038	14,008,833
Total liabilities	26,354,994	24,505,360

Stockholders’ Deficit
Preferred stock:
Authorized: 500,000,000 shares of preferred stock (December 31, 2021 – 500,000,000) with a par value of $0.001 per share
Shares issued and outstanding: Nil shares of preferred stock (December 31, 2021 – Nil ) were issued and outstanding	-	—
Common stock:
Authorized: 10,000,000,000 shares of common stock (December 31, 2021 – 10,000,000,000) with a par value of $0.001 per share
Shares issued and outstanding: 551,966,844 shares of common stock (December 31, 2021 – 542,716,344)	551,966	542,716
Additional paid-in capital	78,103,332	77,171,627
Accumulated other comprehensive loss – cumulative translation differences	(6,273)	(11,409)
Accumulated deficit	(104,907,692)	(102,015,077)
Total stockholders’ deficit	(26,258,667)	(24,312,143)
Total liabilities and stockholders’ deficit	$96,327	$193,217

Basis of presentation, nature of operations and going concern (note 1)

Subsequent events (note 11)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

($ United States)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$980	$—	$2,023	$—
Cost of revenue	(444)	—	(1,038)	—
Gross margin	536	—	985	—

Operating Expenses
Product development costs	121,551	128,157	249,771	240,199
Professional fees	352,943	138,890	524,560	356,118
Selling, general and administrative expenses	454,680	215,466	1,009,505	423,752
Operating Loss	929,174	482,513	1,783,836	1,020,069

Loss before other items	(928,638)	(482,513)	(1,782,851)	(1,020,069)

Other Items
Interest expense	(559,128)	(1,804,403)	(1,109,764)	(2,283,770)
Loss on settlement of debt	—	(33,614)	—	(33,614)
Total Other Items	(559,128)	(1,838,017)	(1,109,764)	(2,317,384)

Net Loss	(1,487,766)	(2,320,530)	(2,892,615)	(3,337,453)

Other comprehensive loss
Exchange difference on translating foreign operations	6,067	—	5,136	—

Comprehensive loss for the period	$(1,481,699)	$(2,320,530)	$(2,887,479)	$(3,337,453)

Weighted average number of shares of common stock outstanding, basic and diluted	545,491,844	532,676,344	544,104,125	527,072,440

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

($ United States)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(2,892,615)	$(3,337,453)
Stock-based compensation-product development costs	118,586	97,842
Stock-based compensation-selling, general and administrative	382,157	—
Stock-based compensation-professional fees	17,916	43,295
Stock-based compensation-interest	—	1,287,834
Interest expense on lines of credit	777,515	670,452
Non-cash imputed interest expenses	52,271	60,059
Bonuses settled by issuance of shares	245,000	—
Loss on settlement of debt	—	33,614
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	(10,036)	5,103
Increase in accounts payable and accrued liabilities	324,650	17,736
Increase in interest payable	277,421	264,100

Net cash used in operating activities	(707,135)	(857,418)

FINANCING ACTIVITIES
Proceeds from lines of credit	438,165	401,758
Proceeds from promissory notes	294,358	—
Repayment of lines of credit interest	(137,475)	(370,723)
Proceeds from sales of shares of common stock	25	1,136,832

Net cash provided by financing activities	595,073	1,167,867

Effect of foreign exchange on cash	5,136	—

Change in cash	(106,926)	310,449
Cash, beginning of period	115,922	66,190
Cash, end of period	$8,996	$376,639

See accompanying notes to the condensed consolidated financial statements.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

1.       Basis of presentation, nature of operations and going concern

ALR Technologies Inc. (the “Company”) was incorporated under the laws of the state of Nevada on March 24, 1987. On May 16, 2020, the Company incorporated a wholly owned subsidiary, ALR Technologies Sg Pte. Ltd. (“ALR Singapore”), under the Companies Act of Singapore. On June 9, 2021, the Company incorporated a wholly owned subsidiary, Canada Diabetes Solution Centre, Inc., under the Business Corporations Act of Alberta.

On May 17, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Redomicile Merger Agreement”) with ALR Technologies SG Pte. Ltd., a Singapore company limited by shares, and its wholly-owned subsidiary, ALRT Delaware, Inc., a Delaware corporation (“ALR Delaware”), relating to a proposed merger transaction for the sole purpose of changing the Company’s jurisdiction of incorporation from Nevada to Singapore. The Redomicile Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, ALR Delaware will merge with and into the Company (the “Redomicile Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of ALR Singapore. ALR Delaware will cease to exist. At the closing of the Redomicile Merger, the stockholders of the Company will exchange their shares of common stock, and any options or warrants to purchase shares of common stock which they might hold, on a one-for-one basis, for ordinary shares (“ALR Singapore Ordinary Shares”) and options or warrants to subscribe for ALR Singapore Ordinary Shares, as applicable. This Agreement contains customary closing conditions, including, among others, approval of the Redomicile Merger by the Company’s stockholders, the effectiveness of the registration statement on Form F-4 filed by ALR Singapore related to the Redomicile Merger, and receipt of required regulatory approvals.

The Company has developed its “Diabetes Solution”, which is a comprehensive approach to diabetes care consisting of data collection, predictive A1C, insulin dosage adjustment suggestions, performance tracking, remote monitoring and diabetes test supplies. The Company is seeking commercial opportunities to deploy the Diabetes Solution and GluCurve Pet CGM.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in U.S. dollars and on a going concern basis, which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. Several adverse conditions cast substantial doubt on the validity of this assumption. The Company has incurred significant losses over the six-month periods ended June 30, 2022 and 2021 of $2,892,615 and $3,337,453, respectively. As of June 30, 2022, the Company is unable to self-finance its operations, has a working capital deficit of $26,258,667 (December 31, 2021 - $24,312,143), accumulated deficit of $104,907,692 (December 31, 2021 - $102,015,077), limited resources, no source of operating cash flow and no assurance that sufficient funding will be available to conduct continued product development activities. If the Company is able to finance its required product development activities, there is no assurance the Company’s current projects will be commercially viable or profitable. The Company has debts comprised of accounts payable and accrued liabilities, interest payable, lines of credit and promissory notes payable totaling $26,354,994 currently due, due on demand or considered delinquent. There is no assurance that the Company will not face additional legal action from creditors regarding delinquent accounts payable, promissory notes payable and interest payable. Any one or a combination of these above conditions could result in the failure of the business and cause the Company to cease operations.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

1.       Basis of presentation, nature of operations and going concern (continued)

The Company’s ability to continue as a going concern is dependent upon the continued financial support of its creditors and its ability to obtain financing to fund working capital and overhead requirements, fund the development of the Company’s product line, and ultimately, the Company’s ability to achieve profitable operations and repay overdue obligations. Management has obtained short-term financing from related parties through line of credit facilities with available borrowing in principal up to $14,300,000. As of June 30, 2022, the total principal balance outstanding was $13,126,570. The resolution of whether the Company is able to continue as a going concern is dependent upon the realization of management’s plans. There can be no assurance that the Company will be able to raise any additional debt or equity capital from the sources described above or that the lenders in the line of credit arrangements will maintain the availability of borrowing from the line. If management is unsuccessful in obtaining short-term financing or achieving long-term profitable operations, the Company will be required to cease operations.

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

2.       Significant accounting policies

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ALR Singapore, which was incorporated on May 16, 2020 in Singapore, and Canada Diabetes Solution Centre, Inc., which was incorporated on June 9, 2021 in Alberta, Canada. The Canadian subsidiary is currently inactive. All significant intercompany balances and transactions have been eliminated on consolidation.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

2.       Significant accounting policies (continued)

The unaudited condensed consolidated financial statements as of June 30, 2022 and for the period then ended have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2022 and December 31, 2021 and the results of operations and cash flows as of June 30, 2022 and 2021, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

3.       Accounts payable and accrued liabilities

A summary of the accounts payable and accrued liabilities is as follows:

	June 30, 2022	December 31, 2021
Accounts payable	$1,074,813	$806,059
Accrued liabilities	255,039	322,087
Deferred revenue	344	2,400
Accounts payable and accrued liabilities	$1,330,196	$1,130,546

4.        Interest, advances and promissory notes payable

a)       Promissory notes payable to related parties

A summary of activities of promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	Carrying Value
Balance, December 31, 2020	$3,031,966
Transferred from promissory notes payable pursuant to private transaction	10,000
Balance, December 31, 2021	3,041,966
Promissory notes received	50,000
Balance, June 30, 2022	$3,091,966

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

4.        Interest, advances and promissory notes payable (continued)

a)       Promissory notes payable to related parties (continued)

A summary of the promissory notes payable to related parties is as follows:

Promissory Notes Payable to Related Parties	June 30, 2022	December 31, 2021
Promissory notes payable to relatives of directors collateralized by a general security agreement over all the assets of the Company, past maturity:
i. Interest at 1% per month	$720,619	$720,619
ii. Interest at 1.25% per month	51,347	51,347
iii. Interest at the U.S. bank prime rate plus 1%	100,000	100,000
iv. Interest at 0.5% per month	695,000	695,000

Unsecured promissory notes payable to relatives of the Chairman with fixed amounts of interest due August 31, 2022	50,000	—

Promissory notes payable, unsecured, to relatives of a director, bearing interest at 1% per month, past maturity	1,475,000	1,475,000
Total Promissory Notes Payable to Related Parties	$3,091,966	$3,041,966

The Company received advances from relatives of the Chairman aggregating $50,000, with a fixed interest amount of $4,000, which will mature and be repayable on August 31, 2022.

All amounts past maturity continue to accrue interest at their stated rates and are considered due on demand.

b)       Promissory notes payable to unrelated parties

A summary of activities of promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	Carrying Value
Balance, December 31, 2020	$2,254,353
Reclassified to interest payable	(10,985)
Extinguished through issuance of shares of common stock (note 6)	(20,000)
Transferred to promissory notes payable pursuant to private transaction	(10,000)
Balance, December 31, 2021	2,213,368
Promissory notes received	244,358
Balance, June 30, 2022	$2,457,726

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

4.       Interest, advances and promissory notes payable (continued)

b)       Promissory notes payable to unrelated parties (continued)

A summary of the promissory notes payable to unrelated parties is as follows:

Promissory Notes Payable to Unrelated Parties	June 30, 2022	December 31, 2021
Unsecured promissory notes payable to unrelated lenders, past maturity:
i. Interest at 1% per month	$1,317,456	$1,317,456
ii. Interest at 0.667% per month	425,000	425,000
iii. Interest at 0.625% per month	150,000	150,000
iv. Non-interest-bearing	270,912	270,912

Unsecured promissory notes payable to unrelated lenders with fixed amounts of interest due August 31, 2022	244,358	-

Promissory notes payable, secured by a guarantee from the Chief Executive Officer, bearing interest at 1% per month, past maturity	50,000	50,000
Total Promissory Notes Payable to Unrelated Parties	$2,457,726	$2,213,368

The Company received advances from two shareholders aggregating SGD$340,000 ($244,358), with a fixed interest amount of $10,000, which will mature and be repayable on August 31, 2022. The principal amount of SGD$150,000 was repaid to one shareholder in July 2022.

All amounts past maturity continue to accrue interest at their stated rates and are considered due on demand.

c)       Interest payable

A summary of the interest payable activity is as follows:

Interest Payable	Carrying Value
Balance, December 31, 2020	$3,575,326
Reclassified from promissory notes payable	10,985
Interest incurred on promissory notes payable	527,336
Interest payable retired through issuance of shares	(3,000)
Balance, December 31, 2021	4,110,647
Interest incurred on promissory notes payable	277,421
Balance, June 30, 2022	$4,388,068

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

4.       Interest, advances and promissory notes payable (continued)

c)       Interest payable (continued)

Interest payable is due to related and non-related parties as follows:

Interest Payable	June 30, 2022	December 31, 2021
Related parties	$1,362,918	$1,200,170
Unrelated parties	3,025,150	2,910,477
Interest payable	$4,388,068	$4,110,647

The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

d)       Interest expense

During the period ended June 30, 2022, the Company incurred interest expense of $1,109,764 (2021 - $2,283,770) as follows:

·	$Nil (2021 - $1,287,834) incurred related to the modification of options held by the Chairman and his spouse that were granted in connection with financing provided to the Company;
·	$777,515 (2021 - $670,452) incurred on lines of credit payable as shown in note 5;
·	$277,421 (2021 - $264,100) incurred on promissory notes (notes 4(a) and 4(b));
·	$52,271 (2021 - $60,059) incurred from the calculation of imputed interest on accounts payable outstanding for longer than one year, advances payable and promissory notes payable, which had no stated interest rate; and
·	$2,557 (2021 - $1,325) interest on other items.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

5.        Lines of credit

A summary of lines of credit activity is as follows:

Lines of Credit	Total
Balance, December 31, 2020	$11,914,092
Advances received on lines of credit	1,149,279
Interest incurred on lines of credit	1,402,187
Repayment of interest on lines of credit	(456,725)
Balance, December 31, 2021	14,008,833
Advances received on lines of credit	438,165
Interest incurred on lines of credit	777,515
Repayment of interest on lines of credit	(137,475)
Balance, June 30, 2022	$15,087,038

On December 10, 2021, the Company and the spouse of the Chairman entered into an amendment agreement to increase the borrowing limit on the line of credit provided by the spouse of the Chairman to the Company from $2,000,000 to $4,000,000. The terms of amounts to be advanced under the amendment are consistent with the line of credit. In connection with the line of credit, the Company granted the spouse of the Chairman the option to acquire 40,000,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 (note 7).

As of June 30, 2022, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 10,300,000	$ 1,763,048	$ 12,063,048	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	4,000,000	Due on Demand	2,826,570	197,420	3,023,990	General Security over Assets	General Corporate Requirements
Total		$ 14,300,000		$ 13,126,570	$ 1,960,468	$ 15,087,038

As of December 31, 2021, the Company had two lines of credit as follows:

Creditor	Interest Rate	Borrowing Limit	Repayment Terms	Principal Borrowed	Accrued Interest	Total Outstanding	Security	Purpose
Chairman and CEO	1% per Month	$ 10,300,000	Due on Demand	$ 10,220,700	$ 1,208,582	$ 11,429,282	General Security over Assets	General Corporate Requirements
Wife of Chairman	1% per Month	4,000,000	Due on Demand	2,467,705	111,846	2,579,551	General Security over Assets	General Corporate Requirements
Total		$ 14,300,000		$ 12,688,405	$ 1,320,428	$ 14,008,833

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

6.       Capital stock

a)	Authorized capital stock

i)	Common Stock

10,000,000,000 shares of common stock with a par value of $0.001 per share.

ii)	Preferred Stock

500,000,000 shares of preferred stock with a par value of $0.001 per share.

b)       Issued capital stock

During the period ended June 30, 2022:

i)	On January 18, 2022, the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights were set to expire on February 18, 2022, subsequently extended to March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (August 12, 2022) following the expiration date of March 15, 2022. On March 21, 2022, the Company recognized share subscriptions receivable of $25 pursuant to its registration statement and issued a total of 500 shares of common stock for gross proceeds of $25. The subscription rights were cancelled on July 7, 2022 (note 11(a)).

ii)	The Company issued four parties an aggregate 9,250,000 shares of common stock at a fair value of $0.04 per share for a total of $370,000 in exchange for the retirement of $125,000 of accounts payable and $245,000 for bonuses issued.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

6.       Capital stock (continued)

b)       Issued capital stock (continued)

During the year ended December 31, 2021:

iii)	On January 4, 2021, 1,000 shares of common stock were cancelled by a shareholder; no consideration was exchanged.

iv)	On April 12, 2021, the Company elected to extend the initial 90-day period (April 22, 2021) by an additional 100-day period related to the closing of the rights offering. The Company had until July 31, 2021 to sell the remaining 113,025,592 shares of common stock. The Company further extended the offering period to October 29, 2021. The Company filed a post-effective amendment to further extend the rights offering from October 29, 2021 to March 15, 2022. On such case-by-case basis, the Company allowed for the exercise of any such shares until April 1, 2022. Management may, at its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (August 12, 2022) following the expiration date of March 15, 2022. The subscription rights were cancelled on July 7, 2022 (note 11(a)).

v)	The Company collected subscriptions of $1,124,832 pursuant to its registration statement and issued a total of 26,496,635 shares of common stock for gross proceeds of $1,324,832; $200,000 of the proceeds had been collected during the year ended December 31, 2020 and recognized as obligation to issue shares.

vi)	The Company received proceeds of $12,000 pursuant to the exercise of options to acquire 800,000 shares of common stock at a price of $0.015 per share.

vii)	The Company entered into two shares for debt agreements with two creditors to issue an aggregate 4,400,000 shares of common stock at a fair value of $0.057 per share for a purchase price of $250,800 in exchange for the retirement of $217,186 of liabilities comprised of:

·	Accounts payable - $ 194,186
·	Promissory notes – Principal - $ 20,000
·	Line of credit – Accrued interest - $ 3,000

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital

Stock options

A summary of stock option activity is as follows:

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,497,001,500	$0.006	5,362,701,500	$0.004
Granted	-	$-	165,000,000	$0.050
Exercised	-	$-	(800,000)	$(0.015)
Cancelled	(90,000,000)	$(0.041)	(29,900,000)	$(0.034)
Outstanding, end of period	5,407,001,500	$0.005	5,497,001,500	$0.006

Exercisable, end of period	5,223,701,500	$0.004	5,221,701,500	$0.004

During the period ended June 30, 2022:

On March 18, 2022, the Company modified 70,000,000 options previously granted to a number of advisors and independent contractors by extending the vesting period under vesting terms, which have not been met, from September 30, 2021 and December 31, 2021 to December 31, 2022, and from June 30, 2022 to June 30, 2023.

On March 18, 2022, the Company amended 2,500,000 options previously granted to an individual on October 4, 2021 by vesting 1,000,000 options with performance conditions and cancelling the remaining 1,500,000 options. During the period ended June 30, 2022, $59,639 related to the 1,000,000 options that vested immediately was recorded.

Effective March 18, 2022, the Company cancelled 20,000,000 stock options exercisable at $0.015, 10,000,000 stock options exercisable at $0.035 and 28,500,000 exercisable at $0.05 related to the termination of certain contractors.

On April 27, 2022, the Company provided termination notice to a contractor. As a result, the contractor’s 30,000,000 stock options exercisable at $0.05 were cancelled, unvested, effective June 30, 2022.

During the period ended June 30, 2022, the Company recorded a total of $518,659 in compensation expense related to the vesting of stock options granted in 2021, including the $59,639 from the modification of vesting terms of 1,000,000 options.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021:

On January 28, 2021, the Company granted the option to acquire an aggregate 32,000,000 shares of common stock at a price of $0.05 per share to six individuals. All of the options will vest according to performance or time-based conditions. Options to acquire 22,000,000 shares of common stock will expire December 31, 2025, and options to acquire 10,000,000 shares of common stock will expire May 17, 2024. As at June 30, 2022, 2,000,000 (December 31, 2021 - 1,000,000) options have vested to date. The fair value of the options granted totals $1,706,244, of which $573,292 relates to stock options that have time-based vesting conditions and $1,132,952 relates to stock options that have performance vesting conditions. During the period ended June 30, 2022, $98,726 (December 31, 2021 - $248,189) related to stock options with time-based vesting conditions and $56,648 (December 31, 2021 - $nil) related to stock options with performance-based vesting conditions was recognized. The remaining fair value of $1,302,681 has not been recorded.

On February 22, 2021, the Company granted the option to acquire an aggregate 5,000,000 shares of common stock at a price of $0.05 per share. These options were granted to three individuals and have an expiry date of May 17, 2024. None of these options have vested to date. The fair value of the options granted totaled $225,141. During the period ended June 30, 2022, $34,638 (December 31, 2021 - $57,730) related to stock options with time-based vesting conditions was recognized. The remaining fair value of $132,773 has not been recorded.

On April 14, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 28,500,000 shares of common stock at a price of $0.05 per share until December 31, 2025 to five individuals. All of the options will vest according to performance or time-based conditions; 200,000 options have vested to date. The fair value of the options granted totaled $1,565,812, of which $351,621 related to stock options that have time-based vesting conditions and $1,214,191 related to stock options that have performance vesting conditions. During the period ended June 30, 2022, $54,558 (December 31, 2021 - $88,540) related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,422,714 has not been recorded.

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

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

During the year ended December 31, 2021: (continued)

On June 27, 2021, the Company cancelled 7,400,000 stock options with an average exercise price of $0.033.

On June 27, 2021, the Company’s Board of Directors approved the grant of the option to acquire an aggregate 21,000,000 shares of common stock at a price of $0.05 per share until June 30, 2026 to four individuals. All of the options will vest according to performance or time-based conditions. The fair value of the options granted totaled $1,374,208, of which $26,175 related to stock options with time-based vesting conditions and $1,348,033 related to stock options with performance vesting conditions. During the period ended June 30, 2022, $9,812 (December 31, 2021 - $9,816) related to the stock options with time-based vesting conditions was recognized. The remaining fair value of $1,354,580 has not been recorded.

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

On October 4, 2021, the Company granted two individuals the option to acquire an aggregate 17,500,000 options at an exercise price of $0.05 per share until September 30, 2026; 15,000,000 of the options will vest according to time-based conditions and 2,500,000 will vest according to performance conditions. On March 18, 2022, the Company cancelled 1,500,000 options and vested 1,000,000 options with performance vesting conditions. As at June 30, 2022, 1,000,000 (December 31, 2021 - nil) options have vested to date. The fair value of the options granted totaled $1,043,690, of which $894,592 related to stock options that have time-based vesting conditions and $149,098 related to stock options that have performance vesting conditions. During the period ended June 30, 2022, $204,638 (December 31, 2021 - $101,758) related to stock options with time-based vesting conditions and $59,639 (December 31, 2021 - $nil) related to stock options with performance-based vesting conditions was recognized. The remaining fair value of $677,655 has not been recorded.

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

For the Six Months Ended June 30, 2022

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

Outstanding:

The options outstanding at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
Expiry Date	Options	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value

November 27, 2022	5,600,000	$0.015	$0.044	5,600,000	$0.015	$0.045
January 31, 2023	20,500,000	$0.015	$0.044	40,500,000	$0.015	$0.045
June 13, 2023	5,000,000	$0.015	$0.044	5,000,000	$0.015	$0.045
March 14, 2024	6,650,000	$0.035	$0.024	6,650,000	$0.035	$0.025
April 12, 2024	4,925,001,500	$0.002	$0.057	4,925,001,500	$0.002	$0.058
April 12, 2024	3,350,000	$0.015	$0.044	3,350,000	$0.015	$0.045
April 12, 2024	200,000	$0.030	$0.029	200,000	$0.030	$0.030
May 6, 2024	13,000,000	$0.035	$0.024	13,000,000	$0.035	$0.025
May 17, 2024	57,000,000	$0.050	$0.009	77,000,000	$0.050	$0.010
May 17, 2024	19,400,000	$0.035	$0.024	19,400,000	$0.035	$0.025
June 17, 2024	-	$-	$-	5,000,000	$0.050	$0.010
August 16, 2024	-	$-	$-	2,500,000	$0.050	$0.010
September 6, 2024	-	$-	$-	1,000,000	$0.050	$0.010
October 3, 2024	3,500,000	$0.035	$0.024	3,500,000	$0.035	$0.025
October 24, 2024	2,000,000	$0.035	$0.024	2,000,000	$0.035	$0.025
December 11, 2024	120,000,000	$0.015	$0.044	120,000,000	$0.015	$0.045
April 1, 2025	10,000,000	$0.035	$0.024	10,000,000	$0.035	$0.025
May 31, 2025	10,000,000	$0.035	$0.024	20,000,000	$0.035	$0.025
May 31, 2025	57,300,000	$0.050	$0.009	87,300,000	$0.050	$0.010
December 31, 2025	56,500,000	$0.050	$0.009	56,500,000	$0.050	$0.010
June 30, 2026	26,000,000	$0.050	$0.009	26,000,000	$0.050	$0.010
September 30, 2026	16,000,000	$0.050	$0.009	17,500,000	$0.050	$0.010
December 31, 2026	50,000,000	$0.050	$0.009	50,000,000	$0.050	$0.010
Total	5,407,001,500	$0.005	$0.053	5,497,001,500	$0.006	$0.054

Weighted Average Remaining Contractual Life		1.87			2.37

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

7.        Additional paid-in capital (continued)

Stock options (continued)

The fair value of the stock options granted and vested was allocated as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Interest expense		$—		$1,287,834		$—		$1,287,834
Product development expense		56,418		61,697		118,586		97,842
Professional expense		8,957		28,070		17,916		43,295
Selling, general and administrative expenses		133,495		—		382,157		—

	$198,870		$1,377,601		$518,659		$1,428,971

The Company uses the fair value method for determining stock-based compensation for all options granted during the fiscal periods. The fair value was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	June 30, 2022	December 31, 2021
Risk-free interest rate	N/A	0.87%
Expected life	N/A	4.8 years
Expected dividends	N/A	0%
Expected volatility	N/A	278%
Forfeiture rate	N/A	0%

There were no options granted during the six months ended June 30, 2022. The weighted average fair value for the options granted during the year ended December 31, 2021 was $0.06.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

8.       Related party transactions and balances

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	$	$	$	$
Related party transactions included within interest expense:
Interest expenses on promissory notes issued to relatives of the Chairman and Chief Executive Officer of the Company	83,457	78,981	162,749	157,963
Interest expense on lines of credit payable to the Chairman and Chief Executive Officer of the Company and his spouse	392,593	355,715	777,515	670,452
Interest expense related to the modification of stock options held by the Chairman and Chief Executive Officer of the Company and his spouse related to financing provided	—	1,287,834	—	1,287,834

Related party transactions including within selling, general and administrative expenses:
Consulting fees to the Chairman and Chief Executive Officer of the Company accrued on the line of credit available to the Company	62,400	62,400	124,800	124,800
Consulting fees to a director of the Company settled with issuance of common stock	40,000	—	40,000	—
Salary for services as VP Corporate and director of the Singapore subsidiary to the spouse of the Chairman and Chief Executive Officer of the Company	10,890	11,254	21,981	11,254
Loss on settlement of debt to a relative of the Chairman and Chief Executive Officer of the Company	—	16,800	—	16,800
Rent paid to a company controlled by the spouse of the Chairman and immediate family members	8,006	—	20,206	—

Interest on promissory notes payable to related parties, management compensation and compensation paid to a relative of a director have been recorded at the exchange amount, which is the amount agreed to by the parties.

The Company also issued commitment letters to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,511,377 in promissory notes and interest payable prior to December 31, 2021 (note 6(b)(vii)). These offer letters expired on December 31, 2021 without the parties executing any settlements. On March 18, 2022, the Company extended the offer letters from December 31, 2021 to December 31, 2022 for the settlement of $1,541,000 in promissory notes and interest payable. As of the date of these condensed consolidated financial statements, the offer letters have not been executed.

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

8.        Related party transactions and balances (continued)

On June 3, 2022, the Company issued an aggregate of 1,000,000 shares of common stock at a fair value of $0.04 per share for the settlement of $40,000 for a bonus issued and recognized in consulting fees (note 6(b)(ii)).

On July 7, 2022, the Company granted the Chairman and Chief Executive Officer the option to acquire 115,500,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026 (note 11(a)).

9.       Commitments and contingencies

a)	Contingencies

The Company has had three judgments against it relating to overdue promissory notes and accrued interest, and a fourth creditor has demanded repayment of an overdue promissory note and accrued interest. To date, the Company has not repaid any of these promissory notes and related accrued interest and could be subject to further action. The legal liability, totaling $1,271,981, of these promissory notes and related accrued interest have been fully recognized and recorded by the Company. The Company has accrued interest of $291,457 related to one of these promissory notes.

On December 22, 2020, a default judgment was entered against the Company in regard to one of the above noted judgments totaling $551,576, consisting of the principal amount of $300,000 and accrued interest of $251,576, as of the date of the Civil Summons.

b)	Commitments

i)	Management contract

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

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

9.       Commitments and contingencies (continued)

b) Commitments (continued)

i)	Management contract (continued)

2)	Sale of business

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

On August 4, 2022, ALR Singapore entered into an Employment Agreement with the Chairman and Chief Executive Officer (the “Employment Agreement”) with an effective date of July 1, 2022 (note 11(c)).

ii)	Manufacturing and Supply Agreement

On June 28, 2022, ALR Singapore entered into a Manufacturing and Supply Agreement (the “Supply Agreement”) with Infinovo Medical Co., Ltd. (“Infinovo”). Pursuant to the Supply Agreement, Infinovo will manufacture and supply certain continuous glucose monitoring components necessary to the Company’s diabetes management platform for animal health, known as “GluCurve”. The term of the Supply Agreement continues for three years from August 1, 2022, unless earlier terminated in accordance with the terms of the Supply Agreement. The Supply Agreement, however, will not become effective unless (i) ALR Singapore enters into a binding distribution agreement for the sale and distribution of GluCurve by July 31, 2022, and (ii) ALR Singapore and Infinovo enter into a quality agreement by July 31, 2022. There can be no assurance that the two conditions to effectiveness of the Supply Agreement will be satisfied. If the conditions are met and the agreement becomes effective, the Supply Agreement will automatically renew for additional one year terms unless ALR Singapore or Infinovo provides written notice of its intent to terminate the Supply Agreement. The Supply Agreement provides for customary reasons to terminate the Supply Agreement for cause with immediate effect.

The closing conditions for the Supply Agreement between ALR Singapore and Infinovo were not met and the Supply Agreement has now terminated (note 11(d)).

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

10.       Operating segments

The Company has one operating segment, development of diabetes hardware and software. The Company’s geographical segments are summarized as follows:

	June 30, 2022	December 31, 2021
Current and Total Assets
Other	$15,327	$9,547
Singapore	3,777	110,527
United States	77,223	73,143
	$96,327	$193,217

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue
Other	$—	$—
Singapore	2,023	—
United States	—	—
	$2,023	$—

Net Loss
Other	$(1,457)	$—
Singapore	(141,861)	(77,666)
United States	(2,749,297)	(3,259,787)
	$(2,892,615)	$(3,337,453)

11.       Subsequent events

a)	On July 7, 2022, the Company granted the Chairman and Chief Executive Officer the option to acquire 115,500,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026. The Company canceled the subscription rights to distribute 101,025,092 shares of common stock at a price of $0.05 pursuant to the prospectus (note 6(b)(i)).

b)	On July 12, 2022, ALR Singapore received advances from a relative of the Chairman aggregating SGD$500,000, with interest of $150 per day outstanding payable upon maturity or early payment, which will mature and be repayable on August 31, 2022. The principal amount of SGD$500,000 was repaid on July 18, 2022.

c)	On August 4, 2022, ALR Singapore entered into an Employment Agreement with the Chairman and Chief Executive Officer with an effective date of July 1, 2022 (note 9(b)(i)). The terms of the Employment Agreement were materially the same as the Services Agreement between the Company and the Chief Executive Officer, except as follows:

ALR TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022

($ United States)

(Unaudited)

11.       Subsequent events (continued)

c)	Employment Agreement (continued)

·	The incentive compensation whereby Mr. Chan will earn a 1% commission from the sale of Company products has been amended to be in perpetuity and assignable. Previously, the commission was based on the lifetime of Mr. Chan, and
·	Mr. Chan has relinquished his right to certain compensation on the sale of the business or assets of the Company or its affiliates.

In connection with entering into the Employment Agreement with ALR Singapore:

1)	Mr. Chan has been issued a bonus of $150,000 as consideration for the advancements to the GluCurve business unit;
2)	the services agreement between the Company and Mr. Chan has terminated, and
3)	Mr. Chan will continue to act as Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company.

This Employment Agreement is executed and the Services Agreement is being terminated in connection with the Redomicile Agreement.

d)	The closing conditions for the Supply Agreement between ALR Singapore and Infinovo were not met and the Supply Agreement has now terminated. The parties are now working on completing a new agreement whereby the closing condition for ALR Singapore to enter into a binding sales and distribution agreement for the GluCurve would be August 31, 2022. Should the parties enter into a new manufacturing and supply agreement, it will not become effective unless ALR Singapore enters into a binding distribution agreement for the sale and distribution of GluCurve by August 31, 2022. There can be no assurance that the parties will enter in such new agreement or that this condition to effectiveness of the new agreement will be satisfied (note 9(b)(ii)).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended December 31, 2021, and our other filings with the SEC, including our quarterly and current reports that we have filed since December 31, 2021 through the date of this report. This report covers the three and six months ended June 30, 2022.

Forward-Looking Statements

The following information must be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report, and the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

This Form 10-Q includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts or estimates of future performance and developments. Forward-looking statements contained in this Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies and developments, including those identified in the Risk Factors section of filings we make with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), incorporated by reference herein, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized, or that actual returns, results or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Except for the description of historical facts contained herein, this Form 10-Q contains certain forward-looking statements concerning future applications of the Company’s technologies and the Company’s proposed services and future prospects, that involve risk and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) be unable to achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and from time to time in the Company’s future filings with the SEC and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Recent Developments – Proposed Migration to Singapore

As reported in the Company’s Current Report on Form 8-K dated May 20, 2022 (the “May 20, 2022 Form 8-K”), on May 17, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization with ALR Singapore and its wholly-owned subsidiary, ALR Delaware, relating to a proposed merger transaction for the sole purpose of changing the Company’s jurisdiction of incorporation from Nevada to Singapore.

The Redomicile Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, ALR Delaware will merge with and into the Company, and the Company will be the surviving entity and a wholly-owned subsidiary of ALR Singapore. ALR Delaware will cease to exist. At the closing of the Redomicile Merger, the stockholders of the Company will exchange their shares of common stock, and any options or warrants to purchase shares of common stock which they might hold, on a one-for-one basis, for ordinary shares and options or warrants to subscribe for ALR Singapore Ordinary Shares, as applicable.

In order to facilitate the Redomicile Merger and to comply with Singapore law, (i) ownership of ALR Singapore, which was previously a wholly-owned subsidiary of the Company, was transferred to KAD, a Singapore private company owned by trust entities controlled by the Company’s CEO, Sidney Chan, and (ii) ALR Singapore formed ALR Delaware as a new subsidiary corporation.

At the effective time of the Redomicile Merger (the “Effective Time”) ALR Singapore, together with the Company as its subsidiary, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. Accordingly, for holders of Company common stock, much will remain unchanged following the Redomicile Merger. There will be some differences in stockholder rights, given the differences between the laws of Nevada and Singapore as they relate to companies incorporated in those jurisdictions. The ALR Singapore Ordinary Shares are expected to trade on the OTCQB, either under a new or the same ticker symbol under which the Company’s shares of common stock are currently traded, and are expected to begin trading on the OTCQB as soon as possible following the Effective Time.

The Redomicile Merger Agreement contains customary closing conditions, including, among others, approval of the Redomicile Merger by the Company’s stockholders, the effectiveness of the registration statement on Form F-4 filed by ALR Singapore related to the Redomicile Merger, and receipt of required regulatory approvals. The consent of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote is required to approve and adopt the Redomicile Merger Agreement. The Board of Directors of the Company believes that the Redomicile Merger is advisable and in the best interests of the Company and its stockholders.

Pursuant to the Redomicile Merger Agreement, the Board of Directors of the Company may exercise its discretion to terminate the agreement, and therefore abandon the Redomicile Merger, at any time prior to the Effective Time, including after the adoption of the Redomicile Merger Agreement by the Company’s stockholders.

The consolidated assets and liabilities of ALR Singapore and the Company, as its wholly-owned subsidiary, immediately after the Redomicile Merger and at the Effective Time, will be identical to the assets and liabilities of the Company immediately prior to the Redomicile Merger. The officers and directors of the Company immediately before the Redomicile Merger becomes effective will also serve as officers and directors of ALR Singapore at the Effective Time. In addition, pursuant to Singapore law, ALR Singapore is required to appoint certain officers and to have at least one director who is ordinarily resident in Singapore. Therefore, prior to the Redomicile Merger, and continuing upon effectiveness of the Redomicile Merger, ALR Singapore will appoint Benjamin Szeto, as Secretary and Chief Legal Counsel, and Christine Kan, the spouse of CEO Sidney Chan, as Vice President. Mr. Szeto and Ms. Kan are both residents of Singapore. Additionally, Ms. Kan, who is currently serving as a director of ALR Singapore, will continue to serve as a locally resident director following the Redomicile Merger. After the Redomicile Merger, it is also anticipated that at least initially, the officers and directors of the Company, as the wholly-owned subsidiary of ALR Singapore, will remain the same as prior to the Redomicile Merger. The Redomicile Merger will not result in any material change to the Company’s business and will not have any effect on the relative equity interests of the Company’s stockholders.

The Redomicile Merger Agreement has been approved by the Boards of Directors of each of the Company, ALR Singapore, and ALR Delaware. Subject to the required approval of the Company’s stockholders, requisite regulatory approvals, the effectiveness of the registration statement on Form F-4 filed by ALR Singapore related to the Redomicile Merger, and other customary closing conditions, the Redomicile Merger is expected to be completed during the third quarter of 2022.

The foregoing summary of the Redomicile Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Redomicile Merger Agreement, which is an exhibit to the May 20, 2022 Form 8-K.

Additional information about the Redomicile Merger and where to find it: In connection with the proposed Redomicile Merger, ALR Singapore has filed with the United States Securities and Exchange Commission (the “SEC”) a registration statement on Form F-4 for the purpose of registering the ordinary shares of ALR Singapore to be issued to the stockholders of the Company. The registration statement, if and when declared effective, will include a prospectus/information statement of the Company which will be sent to the stockholders of the Company in connection with approval of the Redomicile Merger and related matters by the stockholders of the Company, in addition to other matters. In addition, the Company may file other relevant documents concerning the proposed Redomicile Merger with the SEC.

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. Stockholders of the Company are urged to read the registration statement on Form F-4 and the prospectus/information statement to be included within the registration statement, and any other relevant documents to be filed with the SEC in connection with the proposed Redomicile Merger, because they will contain important information about the Company, ALR Singapore, and the proposed transaction.

Other Recent Developments—January 1, 2022 through June 30, 2022

On January 18, 2022, the Company issued a prospectus whereby it distributed 101,025,592 subscription rights to its shareholders to purchase shares of common stock of the Company at a price of $0.05 per share. The rights were set to expire on February 18, 2022, and subsequently extended to March 15, 2022. Management had until August 12, 2022 to place the rights that were unexercised. The Company recognized share subscriptions receivable of $25 pursuant to its registration statement and issued a total of 500 shares of common stock for gross proceeds of $25. The subscription rights were cancelled on July 7, 2022.

On March 18, 2022, the Company extended the commitment letters previously issued to two creditors who are relatives of the Chairman and Chief Executive Officer of the Company, offering them an aggregate 20,000,000 shares of common stock in exchange for the extinguishment of $1,541,000 in promissory notes and interest payable from December 31, 2021 to December 31, 2022. As the date of this Report, the offer letters have not been executed.

On March 18, 2022, the Company modified 70,000,000 options previously granted to a number of advisors and independent contractors by extending the vesting period under vesting terms, which have not been met, from September 30, 2021 and December 31, 2021 to December 31, 2022, and from June 30, 2022 to June 30, 2023.

On March 18, 2022, the Company amended 2,500,000 options previously granted to an individual on October 4, 2021 by vesting 1,000,000 options and cancelling the remaining 1,500,000 options with performance conditions. During the period ended June 30, 2022, $59,639 related to the 1,000,000 options that vested immediately was recorded.

Effective March 18, 2022, the Company cancelled 20,000,000 stock options exercisable at $0.015, 10,000,000 stock options exercisable at $0.035 and 28,500,000 exercisable at $0.05 related to the termination of certain contractors.

On April 27, 2022, the Company provided termination notice to a contractor. As a result, the contractor’s 30,000,000 stock options exercisable at $0.05 was cancelled, unvested, effective June 30, 2022.

On June 28, 2022, ALR Singapore entered into a Supply Agreement with Infinovo. Pursuant to the Supply Agreement, Infinovo will manufacture and supply certain continuous glucose monitoring components necessary to the Company’s diabetes management platform for animal health, known as GluCurve. The term of the Supply Agreement continues for three years from August 1, 2022, unless earlier terminated in accordance with the terms of the Supply Agreement. The Supply Agreement, however, will not become effective unless (i) ALR Singapore enters into a binding distribution agreement for the sale and distribution of GluCurve by July 31, 2022, and (ii) ALR Singapore and Infinovo enter into a quality agreement by July 31, 2022. There can be no assurance that the two conditions to effectiveness of the Supply Agreement will be satisfied. If the conditions are met and the agreement becomes effective, the Supply Agreement will automatically renew for additional one year terms unless ALRT Singapore or Infinovo provides written notice of its intent to terminate the Supply Agreement. The Supply Agreement provides for customary reasons to terminate the Supply Agreement for cause with immediate effect.

The closing conditions for the Supply Agreement between ALR Singapore and Infinovo were not met and the Supply Agreement has now terminated. The parties are now working on completing a new agreement whereby the closing condition for ALR Singapore to enter into a binding sales and distribution agreement for the GluCurve would be August 31, 2022. Should the parties enter into a new manufacturing and supply agreement, it will not become effective unless ALR Singapore enters into a binding distribution agreement for the sale and distribution of GluCurve by August 31, 2022. There can be no assurance that the parties will enter in such new agreement or that this condition to effectiveness of the new agreement will be satisfied.

Recent Developments – Subsequent to June 30, 2022

On July 7, 2022, the Company granted the Chairman and Chief Executive Officer the option to acquire 115,500,000 shares of common stock of the Company at a price of $0.05 per share until December 31, 2026.

On August 4, 2022, ALR Singapore entered into an Employment Agreement with the Chairman and Chief Executive Officer with an effective date of July 1, 2022. The terms of the Employment Agreement with ALR Singapore are materially similar to the existing services arrangement between ALRT except as follows:

·	The incentive compensation whereby Mr. Chan will earn a 1% commission from the sale of Company products has been amended to be in perpetuity and assignable. Previously, the commission was based on the lifetime of Mr. Chan, and
·	Mr. Chan has relinquished his right to certain compensation on the sale of the business or assets of ALRT or its affiliates.

In connection with entering into the Employment Agreement with ALR Singapore:

1)      Mr. Chan has been issued a bonus of $150,000 as consideration for the advancements to the GluCurve business unit;

2)      the services agreement between ALRT and Mr. Chan has terminated, and

3)      Mr. Chan will continue to act as Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer of ALRT.

This Employment Agreement is executed and the Services Agreement is being terminated in connection with the Redomicile Agreement.

Additional Financing

Promissory Notes

In March 2022, the Company received an advance from a shareholder for SGD$270,000 ($194,049), with a fixed interest amount of $8,000, which will mature and be repayable on August 31, 2022. The principal amount of SGD$150,000 was repaid in July 2022.

In May 2022, the Company received an advance from a shareholder for SGD$70,000 ($50,309), with a fixed interest amount of $2,000, which will mature and be repayable on August 31, 2022.

In May 2022, the Company received an advance from a related party for $25,000, with a fixed interest amount of $2,000, which will mature and be repayable on August 31, 2022.

In June 2022, the Company received an advance from a related party for $25,000, with a fixed interest amount of $2,000, which will mature and be repayable on August 31, 2022.

In July 2022, the Company received an advance from a related party for SGD$500,000, with a fixed interest amount of $150 per day, which will mature and be repayable on August 31, 2022. The Company may repay the promissory note at any time prior to the maturity date. The principal amount of SGD$500,000 was repaid on July 18, 2022.

Rights Offering

On December 4, 2020, the Company filed a Form S-1 Registration Statement to distribute subscription rights to purchase up to an aggregate 127,522,227 shares of our common stock at a price of $0.05 per share. As at December 31, 2021, the Company issued 26,496,635 unrestricted shares of common stock related to proceeds received of $1,324,832. The Company had until October 29, 2021 to sell the remaining 101,025,592 shares of common stock for total proceeds of $5,051,280, if exercised. On December 14, 2021, the Company filed a post-effective amendment to distribute subscription rights to purchase up to an aggregate 101,025,592 shares of our common stock at a price of $0.05 per share. Each stockholder as of the record date of the December 4, 2020 Form S-1 Registration Statement who received rights and had not previously exercised those subscription rights as of the expiration date of January 22, 2021, received one subscription right for each previous subscription right held as at such time. The rights expired March 15, 2022. Pursuant to the terms of the offering, management may, in its discretion, allocate unexercised subscription rights to non-shareholders within 150 days (until August 12, 2022) following the expiration date of March 15, 2022. In March 2022, the Company recognized share subscription receivable of $25 pursuant to its registration statement and issued an additional 500 shares of common stock for gross proceeds of $25. The subscription rights were cancelled on July 7, 2022.

Results of Operations

Six months ended June 30, 2022 compared to Six months ended June 30, 2021

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Revenue	$2,000	$—	2,000	100
Cost of revenue	(1,000)	—	(1,000)	100
Gross margin	1,000	—	1,000	100

Operating Expenses
Product development costs	250,000	240,000	10,000	4
Professional fees	525,000	356,000	169,000	47
Selling, general and administrative	1,009,000	424,000	585,000	138
Operating loss	1,784,000	1,020,000	764,000	75

Loss before other items	1,783,000	1,020,000	763,000	75

Other Items
Interest expense	1,110,000	2,284,000	(1,174,000)	(51)
Loss on settlement of debt	—	33,000	(33,000)	(100)
Total other items	1,110,000	2,317,000	(1,207,000)	(52)

Net Loss	$2,893,000	$3,337,000	(444,000)	(13)

The net loss for the six months ended June 30, 2022 was 13% ($444,000) lower than the net loss at June 30, 2021. Loss before other items and stock-based compensation was $385,000 (44%) higher during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. We highlight that loss before other items and stock-based compensation is a “non-GAAP financial measure”. This measure is calculated by removing those items from the net loss presented on our unaudited condensed consolidated statements of operations. This measure does not have a standardized meaning under U.S. GAAP. Management uses this measure internally to evaluate its results of operations as it removes the impact of stock-based compensation, non-operational losses and interest accretion.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)

Loss Before Other Items	$1,783,000	$1,020,000	763,000	75
Stock-based compensation included in selling, general and administrative expenses, professional fees and product development costs	519,000	141,000	378,000	268
Loss Before Other Items and Stock-based Compensation	$1,264,000	$879,000	385,000	44

The net loss before interest and stock-based compensation for the Company’s six months ended June 30, 2022 increased by $385,000 due primarily to increased selling, general and administrative expenses as a result of costs incurred in relation to ALR Singapore and in relation to the rights offering.

Selling, General and Administrative

Selling, general and administrative costs incurred consist of salaries and consulting fees of management personnel, stock-based compensation for options vested to management personnel, travel and trade show costs, rent of the Company’s corporate office, website development costs and general costs incurred through day-to-day operations.

During the period, the Company had increased selling, general and administrative operating expenses, as compared to the same period in 2021. The selling, general and administrative expenses, excluding stock-based compensation, increased by $203,000 during 2022, as compared to 2021, primarily driven by an increase in salaries, payroll expenses and consulting fees paid to personnel related to GluCurve Pet CGM, mailing and printing of materials related to the rights offering in the current period offset by fees paid to a market research firm related to commercialization plans for the Company’s GluCurve Pet CGM in the comparative period of the prior year. The components of selling, general and administrative expenses and the changes therein can be seen as follows:

Selling, General and Administrative:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)
Salaries and consulting fees	$479,000	$305,000	174,000
Travel and trade shows	6,000	10,000	(4,000)
Website and information technology	13,000	9,000	4,000
Transfer agent, filing fees and quotation costs	15,000	8,000	7,000
Market research consulting fees	10,000	44,000	(34,000)
Payroll expenses	39,000	9,000	30,000
License and permits	1,000	10,000	(9,000)
Shareholder communications	28,000	5,000	23,000
Foreign exchange	8,000	7,000	1,000
Other general and administrative costs	28,000	17,000	11,000
Subtotal	627,000	424,000	203,000
Stock-based compensation	382,000	—	382,000
Total	$1,009,000	$424,000	585,000
32

Product development costs

Substantially all of the product development costs incurred related to a) services provided by contractors of the Company, and b) expenses incurred for product development. The Company incurred stock-based compensation expense of $119,000 during Q2 2022 related to the grant and vesting of options to its product development team compared to $98,000 during Q2 2021.

Professional fees

Professional fees incurred consists of consulting and advisory fees of certain professionals retained, audit fees, tax consultant fees, recruiter fees, legal fees and stock-based compensation for options granted to professionals. Excluding the difference in net loss attributed to the vesting of stock options granted in the prior year, professional fees increased by $194,000 from the comparative period of the prior year. The increase in professional fees was mainly due to accounting and legal fees in the current period offset by recruiter fees paid in the comparative period of the prior year. During the period, the increase in accounting and legal fees related to:

·	Assessing business structure alternatives, including evaluating and forming the animal health division;
·	Evaluating retaining additional personnel to support commercialization strategies in Singapore and the United States;
·	Increased compensation paid to certain accounting professionals retained;
·	Its proposed migration to Singapore and preparation of the Form F-4 filed on May 24, 2022; and
·	Completing the rights offering financing, preparing subsequent amendments to extend the rights offering and issuing the post-effective amendment to the rights offering.

By type of professional cost, the variance can be seen as follows:

Professional fees:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)
Corporate auditor	$29,000	$14,000	15,000
Accounting fees	203,000	76,000	127,000
Tax consultant fees	14,000	40,000	(26,000)
Legal fees	260,000	90,000	170,000
Recruiter fees	—	48,000	(48,000)
Market consultants and outreach	1,000	45,000	(44,000)
Subtotal	507,000	313,000	194,000
Stock-based compensation	18,000	43,000	(25,000)
Total	$525,000	$356,000	169,000

Interest expense

Interest expense was from the following sources for the six months ended June 30, 2022 and 2021:

Interest expense:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)
Interest expense incurred on promissory notes	$277,000	$264,000	13,000
Interest expense incurred on lines of credit	778,000	671,000	107,000
Imputed interest on zero interest loans	52,000	60,000	(8,000)
Other interest	3,000	1,000	2,000
Subtotal	1,110,000	996,000	114,000
Interest expense incurred on stock options modified	—	1,288,000	(1,288,000)
Total	$1,110,000	$2,284,000	(1,174,000)

Interest on Promissory Notes

The Company received an advance from two shareholders for an aggregate SGD$340,000 ($244,000), with a fixed interest amount of $10,000, during the six months ended June 30, 2022. The Company also received an advance from two related parties for an aggregate $50,000, with a fixed interest amount of $4,000, during the six months ended June 30, 2022. There were no other significant changes in the amount of promissory notes outstanding as at June 30, 2022 and 2021. The interest incurred on promissory notes was consistent during the six months ended June 30, 2022 and 2021.

Interest on Lines of Credit

The Company has two line of credit facilities with balances as follows:

Lines of credit:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)
Line of credit provided by Sidney Chan	$10,300,000	$9,941,000	359,000
Line of credit provided by Christine Kan	2,827,000	2,000,000	827,000
Total	$13,127,000	$11,941,000	1,186,000

The principal balance of the lines of credit due to Mr. Sidney Chan and Ms. Christine Kan increased due to advances from Mr. Chan and Ms. Kan under the lines of credit to finance the operations of the Company.

The Company incurred interest on the lines of credit as follows:

Interest expense on lines of credit:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Amount ($) Increase / (Decrease)
Interest expense incurred on the line of credit from Sidney Chan during the period	$617,000	$551,000	66,000
Interest expense incurred on the line of credit from Christine Kan during the period	161,000	120,000	41,000
Total	$778,000	$671,000	107,000

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

Liquidity and Capital Resources

Working Capital	As At June 30, 2022	As At December 31, 2021	Amount ($) Increase / (Decrease)	Percentage (%) Increase / (Decrease)
Current Assets	$96,000	$193,000	(97,000)	(50)
Current Liabilities	26,355,000	24,505,000	1,850,000	8
Working Capital Deficiency	$(26,259,000)	$(24,312,000)	(1,947,000)	8

The Company has a severe working capital deficiency. It does not have the ability to service its current liabilities for the next twelve months and is reliant on its line of credit facilities to meet its ongoing operations. Until the Company has revenue-producing activities that exceed its operating requirements, it will be unable to service its current liabilities and the working capital deficit will continue to increase. As of the date of this report, the Company has not commenced commercial revenue-generating activities. The Company is expected to continue generating revenues in Singapore during the 2022 fiscal year; however, the amount and timing are uncertain. The revenues generated in 2021 and 2022 are not expected to be sufficient to finance the ongoing operations of the business and repay the current liabilities. The Company is also evaluating opportunities for its GluCurve product, the timing and amount of revenues from which are uncertain. There is substantial doubt about the Company’s ability to repay its current liabilities in the near term or any time in the future, which could ultimately lead to business failure.

Current Assets

The Company’s nominal current assets as at June 30, 2022 and December 31, 2021 consist of cash and prepaid expenses.

Current Liabilities

The Company has current liabilities of $26,355,000 at June 30, 2022, as compared to $24,505,000 at December 31, 2021. Current liabilities are as follows:

	June 30, 2022	December 31, 2021	Change ($)	Change (%)
Accounts payable and accrued liabilities	$1,330,000	$1,130,000	200,000	18
Promissory notes to related parties	3,092,000	3,042,000	50,000	2
Promissory notes to arm’s length parties	2,458,000	2,213,000	245,000	11
Interest payable	4,388,000	4,111,000	277,000	7
Lines of credit from related parties	15,087,000	14,009,000	1,078,000	8
Total current liabilities	$26,355,000	$24,505,000	1,850,000	8

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of trade payables and accrued liabilities of the Company. Accounts payable totaling approximately $1,075,000 and accrued liabilities totaling approximately $255,000. Approximately $600,000 of accounts payable is more than one year old with the majority of these being more than ten years old.

The fluctuations in accounts payable occurred in the regular course of business.

Promissory notes to related parties and promissory notes payable to arm’s length parties

The Company has promissory notes with 24 individuals or corporations that relate to historical amounts borrowed. With the exception of the SGD$340,000 advance received from arm’s length parties and $50,000 received from related parties during the six month period ended June 30, 2022, there has been no new activity for several years. All of the promissory notes, other than the SGD$340,000 and $50,000 loan received during the current period, are past due and continue to accrue interest at their respective legal rates of interest (mostly 1% per month). During the six months ended June 30, 2022, the Company received an advance from two shareholders for SGD$340,000 ($244,000), with a fixed interest amount of $10,000, due August 31, 2022, and from two related parties for $50,000, with a fixed interest amount of $4,000, due August 31, 2022.

Interest payable

Interest payable relates to the unpaid interest expense incurred on the promissory notes to related parties and promissory notes to arm’s length parties. The change from December 31, 2021 to June 30, 2022 relates to $277,000 of accrued interest incurred on promissory notes at their stated rates of interest.

All of the promissory notes, except for the promissory notes received during the most recent six month period, and related interest payable, are overdue.

Cash Flows

Cash Flows	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows used in Operating Activities	$(707,000)	$(857,000)
Cash flows provided by Financing Activities	595,000	1,167,000
Effect of foreign exchange on cash	5,000	—
Net Increase (Decrease) in Cash During Period	$(107,000)	$310,000

Cash Balances and Working Capital

As of June 30, 2022, the Company’s cash balance was $9,000 compared to $116,000 as of December 31, 2021. The Company does not have sufficient cash on hand to fund its requirements for the 2022 fiscal year and will need to secure additional financing.

Cash Used in Operating Activities

Cash used by the Company in operating activities during the six months ended June 30, 2022 was $707,000 in comparison with $857,000 used during the same period last year. The Company’s expenditures from operations were used as follows (approximate amounts):

Cash Used in Operating Activities Reconciliation	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	$(2,893,000)	$(3,337,000)
Stock-based compensation incurred for product development, professional fees and interest expense	519,000	1,429,000
Non-cash imputed interest expense	52,000	60,000
Loss on debt settlement	—	33,000
Bonuses settled by issuance of shares	245,000	—
Net purchases with balances owing in accounts payable and accrued liabilities	325,000	18,000
Retainers and prepaid services	(10,000)	5,000
Accrued interest on lines of credit	778,000	671,000
Accrued interest from promissory notes	277,000	264,000
Cash used in operating activities	$(707,000)	$(857,000)

The expenditures incurred were to fund the operating activities of the business.

Cash Proceeds from Financing Activities

Cash sourced by the Company from financing activities during the six months ended June 30, 2022 was $595,000 in comparison with $1,167,000 sourced during the same period last year. The funds were sourced as follows:

Cash from Financing Activities Reconciliation	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Proceeds from rights offering	$—	$1,125,000
Proceeds from exercise of options	—	12,000
Proceeds from promissory notes	294,000	—
Net proceeds from line of credit from Mr. Sidney Chan	301,000	30,000
Cash provided by financing activities	$595,000	$1,167,000

Short- and Long-term Liquidity

As of June 30, 2022, the Company does not have the current financial resources and committed financing to enable it to meet its administrative overhead, product development budgeted costs and debt obligations over the next twelve months.

The majority of the Company’s debt financing is due on demand or overdue. The Company will seek to obtain creditors’ consents to delay repayment of these loans until it is able to replace these financings with funds generated by operations, replacement debt, or from equity financings through private placements or the exercise of options and warrants. While the Company’s creditors have agreed to extend repayment deadlines in the past, there is no assurance that they will continue to do so in the future. The Company has faced litigation from creditors in the past and is currently being sued by one creditor. There is no assurance that additional creditors will not make claims against the Company in the future. Failure to obtain either replacement financing or creditor consent to delay the repayment of existing financing could result in the Company having to cease operations.

Tabular Disclosure of Contractual Obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Accounts payable and accrued liabilities	$1,330,000	$1,330,000	$—	$—	$—
Promissory notes to related parties	3,092,000	3,092,000	—	—	—
Promissory notes to arm’s length parties	2,458,000	2,458,000	—	—	—
Interest payable	4,388,000	4,388,000	—	—	—
Lines of credit	15,087,000	15,087,000	—	—	—
	$26,355,000	$26,355,000	$—	$—	$—

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

Critical Accounting Policies and Going Concern

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, which have been prepared in accordance with U.S. GAAP.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(b) as of the end of the period covered by this report. Based on this assessment, we found our disclosure controls and procedures to be not effective due to insufficient written policies and procedures for reporting requirements and accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

This assessment is consistent with the evaluation by Company management of our internal controls over financial reporting, as set forth in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

While the Company is working to remedy these deficiencies as its business activities evolve, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no changes during the period beginning April 1, 2022 to the date of this Form 10-Q, with respect to pending legal proceedings previously reported by the Company.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On June 3, 2022, the Company issued 9,250,000 restricted shares of common stock to four creditors of the Company in consideration of shares for debt and bonuses issued. The offers and sales of these securities were made pursuant to private placement exemptions from the registration requirements of the Securities Act, including exemptions under Section 4(a)(2) of the Securities Act and Regulation D, and/or pursuant to sales to Non-US purchasers pursuant to Regulation S, to a limited number of sophisticated investors with full access to material information about the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As at June 30, 2022, the Company had promissory notes payable and related interest payable, totalling $9,938,000 in default.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by reference			Filed
No.	Document Description	Form	Date	Number	herewith
3.1	Restated Articles of Incorporation.			3.1	X
3.2	Bylaws.	10-SB	12/10/99	3.2
3.6	Amendment to Bylaws, dated October 13, 2011.	8-K	10/17/11
3.7	Amendment to Bylaws, dated April 10, 2012.	8-K	4/16/12
10.1	Manufacturing and Supply Agreement with Infinovo Medical Co., Ltd.	8-K	7/5/22	10.1
10.2	Agreement and Plan of Merger and Reorganization dated May 17, 2022 by and among ALR Singapore, ALR Delaware, and the Company	8-K	5/17/22	2.1
14.1	Code of Ethics.	10-KSB	4/14/04	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.10	Line of Credit Agreement with Sidney Chan.	10-KB	3/30/22	99.10
99.11	Line of Credit Agreement with Christine Kan.	8-K	12/10/21	99.1
99.13	Employment Agreement between the Company and Christine Kan.	10-KB	3/30/22	99.13
99.14	Employment Agreement between Sidney Chan and ALR Technologies SG Pte. Ltd.	8-K	8/12/22	99.10
99.19	Audit Committee Charter.	10-KB	3/31/14	99.19
99.20	Disclosure Committee Charter.	10-KSB	4/14/04	99.20
99.30	Nomination Committee Charter.	10-KB	3/31/14	99.30
99.40	Compensation Committee Charter.	10-KB	3/31/14	99.40

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2022.

ALR TECHNOLOGIES, INC.
(Registrant)

BY:	SIDNEY CHAN
Sidney Chan
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and Director

